Form 10-Q
period 2014-03-31
ARGOS THERAPEUTICS INC
filed 2014-05-15
CIK 1105533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

No changes
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 9, 2014, there were 19,654,362 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2013	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$33,297,970	$51,772,896
Short-term investments	13,659,812	31,611,259
Prepaid expenses and interest receivable	629,935	812,736
Deferred financing costs	1,516,424	—
Other receivables	424,501	569,037

Total current assets	49,528,642	84,765,928
Property and equipment, net	1,602,103	1,709,786
Other assets	550	550

Total assets	$51,131,295	$86,476,264

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,317,072	$2,971,551
Accrued expenses	1,800,794	1,315,347
Current portion of notes payable	45,447	45,806

Total current liabilities	3,163,313	4,332,704
Long-term portion of notes payable	7,014,106	7,175,709
Deferred liability	3,066,000	3,066,000
Commitments

Redeemable convertible preferred stock	113,664,469	—
Stockholders’ (deficit) equity
Preferred stock $0.001 par value; 5,000,000 shares authorized as of March 31, 2014; 0 shares issued and outstanding as of March 31, 2014	—	—
Common stock $0.001 par value; 120,000,000 and 200,000,000 shares authorized as of December 31, 2013 and March 31, 2014; 235,707 and 19,654,362 shares issued and outstanding as of December 31, 2013 and March 31, 2014	236	19,654
Accumulated other comprehensive loss	(102,531)	(108,584)
Additional paid-in capital	75,189,950	232,856,009
Deficit accumulated during the development stage attributable to Argos Therapeutics, Inc.’s stockholders	(150,864,248)	(160,865,228)

Total stockholders’ (deficit) equity	(75,776,593)	71,901,851

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$51,131,295	$86,476,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended March 31,		Cumulative Period from May 8, 1997 (Inception) to March 31,
	2013	2014	2014
Revenue	$1,461,687	$798,788	$87,625,316

Operating expenses
Research and development	5,189,461	8,472,195	214,098,420
Net reimbursement under collaboration agreement	—	—	(47,179,130)

Net research and development	5,189,461	8,472,195	166,919,290
General and administrative	1,078,357	1,933,476	60,771,710

Total operating expenses	6,267,818	10,405,671	227,691,000

Operating loss	(4,806,131)	(9,606,883)	(140,065,684)
Other income (expense)
Interest income	1,767	16,410	4,121,548
Interest expense	(190)	(174,832)	(12,690,751)
Change in fair value of warrant liability	355,352	—	610,326
Derivative (expense) income	—	—	(39,450)
Investment tax credits	—	—	2,761,556
Other expense	—	(235,675)	(400,784)
Loss on sale of marketable securities	—	—	(10,242,252)

Other income (expense), net	356,929	(394,097)	(15,879,807)

Net loss	(4,449,202)	(10,000,980)	(155,945,491)
Net loss attributable to noncontrolling interest	—	—	(760,107)

Net loss attributable to Argos Therapeutics, Inc.	(4,449,202)	(10,000,980)	(155,185,384)
Accretion of redeemable convertible preferred stock	(64,940)	(863,226)	(26,489,926)
Less: Preferred stock dividend due to exchanges of preferred shares	—	—	(14,726,088)

Net loss attributable to common stockholders	$(4,514,142)	$(10,864,206)	$(196,401,398)

Net loss attributable to common stockholders per share, basic and diluted	$(19.91)	$(1.05)

Weighted average shares outstanding, basic and diluted	226,757	10,376,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Quarter Ended March 31,		Cumulative Period from May 8, 1997 (Inception) to March 31,
	2013	2014	2014
Net loss	$(4,449,202)	$(10,000,980)	$(155,945,491)

Other comprehensive loss
Foreign currency translation adjustment	(3,152)	(1,503)	(104,034)
Unrealized loss on short-term investments	—	(4,550)	(4,550)

Total comprehensive loss	$(4,452,354)	$(10,007,033)	$(156,054,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter Ended March 31,		Cumulative Period from May 8, 1997 (Inception) to March 31,
	2013	2014	2014
Cash flows from operating activities
Net loss	$(4,449,202)	$(10,000,980)	$(155,945,491)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	163,329	130,151	9,605,667
Noncash licensing revenue	—	—	(42,775,697)
Compensation expense related to stock options and warrants	192,062	583,036	8,289,382
Issuance of warrants recorded as legal expense	—	—	1,703,466
Amortization of debt issuance costs	—	—	1,368,761
Write-off of deferred financing costs	—	—	1,785,779
Noncash interest expense	—	—	7,818,284
Increase (decrease) in fair value of warrant liability	(355,352)	—	(610,326)
Issuance of common stock for technology license	—	—	56,300
Issuance of restricted stock recorded as consulting expense	6,750	—	49,050
Loss on sale of marketable securities	—		10,242,252
Loss (gain) on disposal of equipment	(2,202)	(710)	40,880
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	57,209	(327,337)	(1,346,264)
Deferred financing costs	—	(87,550)	(658,877)
Other assets	—	—	(822)
Accounts payable	15,553	1,654,479	3,528,521
Accrued expenses	155,944	(310,615)	2,824,219
Deferred liability	—	—	3,066,000

Net cash used in operating activities	(4,215,909)	(8,359,526)	(150,958,916)

Cash flows from investing activities
Purchase of property and equipment	(119,484)	(238,190)	(10,063,032)
Proceeds from sale of fixed assets	2,202	1,000	359,909
Purchases of short-term investments	—	(17,955,997)	(282,349,865)
Sales of short-term investments	—	—	218,092,530
Proceeds from maturity of short-term investments	—	—	32,509,687
Proceeds from sale of marketable securities	2,119,894	—	32,533,445
Investment in affiliate	—	—	(6,500)

Net cash provided by (used in) investing activities	2,002,612	(18,193,187)	(8,923,826)

Cash flows from financing activities
Proceeds from sale of common stock	—	49,829,800	49,829,800
Proceeds from sale of redeemable convertible preferred stock	—	—	146,081,283
Proceeds from issuance of common stock warrants	—	—	590,132
Stock issuance costs	—	(4,787,854)	(9,096,343)
Proceeds from convertible notes	—	—	12,956,937
Proceeds from notes payables	—	—	17,803,288
Payments on notes payable	(7,911)	(12,870)	(10,305,786)
Payments on debenture	—	—	(3,509,947)
Proceeds from exercise of common stock options	—	—	78,737
Repurchase of common stock	—	—	(97,518)
Income to noncontrolling interest	—	—	22,413
Consolidation of DC Bio cash and cash equivalents	—	—	7,163,141

Net cash (used in) provided by financing activities	(7,911)	45,029,076	211,516,137

Effect of exchange rates changes on cash	(3,107)	(1,437)	139,501
Net (decrease) increase in cash and cash equivalents	(2,224,315)	18,474,926	51,772,896
Cash and cash equivalents
Beginning of period	8,214,865	33,297,970	—

End of period	$5,990,550	$51,772,896	$51,772,896

Supplemental disclosure of cash flow information
Cash paid for interest	$512	$1,641	$2,265,615
Supplemental disclosure of noncash investing and financing activities
Conversion of notes payable and accrued interest into preferred stock	$—	$—	$17,598,000
Conversion of preferred stock into common stock	$—	$114,527,695	$151,542,733
Preferred stock accretion	$64,940	$863,226	$26,489,926
Interest accrued on long-term debt	$—	$175,657	$175,657
Marketable securities received under licensing agreement	$—	$—	$(42,775,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts have been eliminated.

Initial Public Offering

In February 2014, the Company issued and sold 6,228,725 shares of its common stock, including 603,725 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, in the Company’s initial public offering, at a public offering price of $8.00 per share, for aggregate gross proceeds of $49.8 million. The net offering proceeds to the Company, after deducting underwriting discounts and commissions of approximately $3.5 million and offering expenses of approximately $2.9 million, were approximately $43.4 million. Upon the closing of the initial public offering, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 13,188,251 shares of common stock.

In connection with the initial public offering, the Company paid a former lender a $200,000 payment. This fee became due under a Loan and Security Agreement with two lending institutions in April 2007 for the purpose of borrowing $5,000,000 to be used for working capital. The Loan and Security Agreement terminated in April 2010 and we have repaid all amounts owing under the Loan and Security Agreement. In connection with the Loan and Security Agreement, the Company was required to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Accordingly, the Company paid this fee in March 2014. This fee was recorded in Other expense on the Condensed Consolidated Statements of Operations during the quarter ended March 31, 2014.

Capitalization

In connection with the Company’s initial public offering in February 2014, the Company effected a one–for-six reverse split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse split on a retroactive basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the quarter ended March 31, 2014, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America or Canada. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2013 and March 31, 2014, $33,047,970 and $51,522,896, respectively, in cash and cash equivalents was uninsured.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that existed as of the effective date with retrospective application permitted. This updated standard did not have a material impact on the Company’s condensed consolidated financial statements.

2. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, prepaid expenses and interest receivable, other receivables, accounts payable and accrued expenses as of December 31, 2013 and March 31, 2014 approximated their fair values due to the short-term nature of these items.

As of December 31, 2013 and March 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and the method used to estimate the fair value of the Level 1 assets is based on observable market data as these money-market funds are publicly-traded. The Company’s Level 2 assets consist of short-term debt instruments valued using independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. At each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

As of December 31, 2013 and March 31, 2014, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Money-market funds	$22,891,418	$—	$—	$22,891,418
Short-term investments	—	13,659,812	—	13,659,812

Total assets at fair value	$22,891,418	$13,659,812	$—	$36,551,230

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Assets
Money-market funds	$51,455,054	$—	$—	$51,455,054
Short-term investments	—	31,611,259	—	31,611,259

Total assets at fair value	$51,455,054	$31,611,259	$—	$83,066,313

During the quarter ended March 31, 2014, there were no transfers between Levels 1 and 2 assets.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	March 31, 2014
Office furniture and equipment	$528,732	$522,509
Computer equipment	712,609	699,371
Computer software	540,809	540,809
Laboratory equipment	5,264,952	5,375,010
Leasehold improvements	2,719,033	2,804,358

	9,766,135	9,942,057
Less: Accumulated depreciation and amortization	(8,164,032)	(8,232,271)

Property and equipment, net	$1,602,103	$1,709,786

Depreciation and amortization expense was as follows:

Quarter ended March 31, 2013	$163,329
Quarter ended March 31, 2014	130,151
Cumulative from inception to March 31, 2014	9,605,667

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2014. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2014 and none have been recorded as of March 31, 2014.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that we will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, the Company fully reduced its net deferred tax assets by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized.

5. Notes Payable

The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provides for the Company to borrow funds up to $100,000 to finance computer equipment. Through March 31, 2014, the Company has borrowed $95,756 under this agreement, of which $48,429 and $40,440 was outstanding as of December 31, 2013 and March 31, 2014. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 0.98% and are to be repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $74,658 and $71,418 was outstanding as of December 31, 2013 and March 31, 2014. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

In December 2013, in connection with the license agreement with Medinet Co., Ltd., or Medinet, as described in Note 9, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of March 31, 2014, the Company recorded $7.1 million to notes payable, including $173,191 accrued interest recorded during the quarter ended March 31, 2014.

6. Stockholders’ Deficit and Redeemable Convertible Preferred Stock

Initial Public Offering and Conversion of Redeemable Convertible Preferred Stock into Common Stock

In February 2014, the Company issued and sold 6,228,725 shares of its common stock, including 603,725 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, in the Company’s initial public offering, at a public offering price of $8.00 per share, for aggregate gross proceeds of $49.8 million. The net offering proceeds to the Company, after deducting underwriting discounts and commissions of approximately $3.5 million and offering expenses of approximately $2.9 million, were approximately $43.4 million.

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

The table below represents a rollforward of the preferred stock:

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,040,216	$332,869	9,803,688	$5,521,437	28,716,679	$2,655,884	21,040,817	$33,262,492	56,011,258	$71,891,787	116,612,658	$113,664,469
Accretion	—	—	—	—	—	—	—	336,350	—	526,876	—	863,226
Shares converted to common stock	(1,040,216)	(332,869)	(9,803,688)	(5,521,437)	(28,716,679)	(2,655,884)	(21,040,817)	(33,598,842)	(56,011,258)	(72,418,423)	(116,612,658)	(114,527,455)
Stock issuance costs	—	—	—	—	—	—	—	—	—	(240)	—	(240)

Balance as of March 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

7. Stock Options and Warrants

2014 Stock Incentive Plan and 2014 Employee Stock Purchase Plan

In January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, the 2014 Stock Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of 1,951,182 shares, plus such number of shares, up to 357,841 shares, as is equal to the sum of the number of shares reserved for issuance under the Company’s 2008 Stock Incentive Plan (the “2008 Plan”) that remained available for grant under the 2008 Plan immediately prior to the closing of the Company’s initial public offering on February 12, 2014 (381,250 shares) and the number of shares subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, plus an annual increase, to be added on the first day of the 2015 fiscal year and each subsequent anniversary through January 1, 2024, equal to the lowest of 2,309,023 shares of Common Stock, 4% of the number of the Company’s outstanding shares on the first day of each such fiscal year and an amount determined by the Company’s board of directors.

Also in January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, a 2014 Employee Stock Purchase Plan (the “2014 ESPP”). Under the 2014 ESPP, on the offering commencement date of each plan period, the Company will grant to each eligible employee who is then a participant in the 2014 ESPP an option to purchase shares of Common Stock. The employee may authorize up to a maximum of 10% of his or her base pay to be deducted by the Company during the purchase plan period. Each employee who continues to be a participant in the 2014 ESPP on the last business day of the purchase plan period is deemed to have exercised the option, to the extent of accumulated payroll deductions within the 2014 ESPP ownership limits. Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each purchase plan period and the option exercise price will be at least 85% of the applicable closing price of the Common Stock.

The Company recorded the following stock-based compensation expense:

	Quarter Ended March 31,		Cumulative Period from May 8, 1997 (Inception) to March 31,
	2013	2014	2014
Research and development	$90,628	$308,191	$2,352,694
General and administrative	101,434	274,845	2,369,755

Total stock-based compensation expense	$192,062	$583,036	$4,722,449

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

During the quarter ended March 31, 2013, the Company granted an option to a non-employee director to purchase 30,095 shares of the Company’s common stock at an exercise price of $0.70 per share which was deemed the fair value per share of the Company’s common stock on the grant date. During the quarter ended March 31, 2014, the Company granted options to employees and non-employee directors to purchase a total of 23,375 shares of the Company’s common stock at exercise prices ranging from $11.00 to $11.09 per share which in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the quarter ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2013	1,957,069	$5.48
Granted	23,375	$11.08
Cancelled	(23,260)	$5.07

Outstanding as of March 31, 2014	1,957,184	$5.51	8.98

Exercisable as of March 31, 2014	448,219	$4.31	7.21

Vested and expected to vest as of March 31, 2014	1,840,984	$5.38	8.83

 Valuation Assumptions for Stock Option Plans

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used for the quarters ended March 31, 2013 and 2014 were as follows:

	2013	2014
Risk-free interest rate	1.29%	2.35%
Dividend yield	0%	0%
Expected option term (in years)	7	7
Volatility	94%	96%

Warrants

During the quarter ended March 31, 2014, warrants to purchase 9,598 shares of the Company’s common stock at $6.60 per share were settled in a cashless exercise for 1,679 shares of common stock in conjunction with the closing of the Company’s initial public offering on February 12, 2014.

Outstanding warrants to purchase the Company’s common stock as of March 31, 2014 were as follows:

Type of Warrant	Number of Warrants	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7/13/16

8. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with the National Institute of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.3 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $32.5 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and the NIAID under which the NIH and the NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015, increasing the committed funds to $39.3 million. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

For the quarters ended March 31, 2013 and 2014, the Company recorded revenue under this agreement of $1,461,687 and $798,788. As of December 31, 2013 and March 31, 2014, the Company recorded a receivable from the NIH and NIAID of $424,501 and $569,037, and a payable to subcontractors of $27,925 and $80,988.

The Company’s grant revenue is earned under this contract with NIH and NIAID. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled balances and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

9. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard International S.A. (“Pharmstandard”), purchased shares of the Company’s series E preferred stock. Concurrently with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s personalized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

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

The agreement will terminate upon expiration of the royalty term, upon which all licenses will become fully paid-up perpetual exclusive licenses. Either party may terminate the agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy and the Company may terminate the agreement if Pharmstandard challenges or assists a third party in challenging specified patent rights of ours. If Pharmstandard terminates the agreement upon the Company’s material breach or bankruptcy, Pharmstandard is entitled to terminate the Company’s licenses to improvements generated by Pharmstandard, upon which the Company may come to rely for the development and commercialization of AGS-003 and other licensed products outside of the Pharmstandard Territory, and to retain its licenses from the Company and to pay the Company substantially reduced royalty payments following such termination.

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s series E preferred stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. The Company has not entered into this manufacturing rights agreement or issued the warrants. On February 12, 2014, all outstanding shares of our preferred stock converted into shares of our common stock upon the closing of our initial public offering.

Green Cross License Agreement

In July 2013, the Company entered into an exclusive royalty-bearing license agreement with Green Cross Corp. (“Green Cross”). Under this agreement the Company granted Green Cross a license to develop, manufacture and commercialize AGS-003 for mRCC in South Korea. The Company also provided Green Cross with a right of first negotiation for development and commercialization rights in South Korea to specified additional products the Company may develop.

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

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, Company and Medinet have agreed to submit the matter to arbitration. The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of March 31, 2014, the Company recorded $7.1 million to notes payable, including $173,191 accrued interest recorded during the quarter ended March 31, 2014.

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

10. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Quarter Ended March 31,
	2013	2014
As Reported
Net loss attributable Argos Therapeutics, Inc.	$(4,449,202)	$(10,000,980)
Accretion of redeemable convertible preferred stock	(64,940)	(863,226)

Net loss attributable to common stockholders	$(4,514,142)	$(10,864,206)

Weighted average common shares outstanding, basic and diluted	226,757	10,376,561

Net loss per share attributable to common stockholders, basic and diluted	$(19.91)	$(1.05)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Quarter Ended March 31,
	2013	2014
Redeemable convertible preferred stock	3,132,963	6,301,053
Stock options outstanding	559,800	1,937,691
Warrants outstanding	464,218	4,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development and commercialization of fully personalized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary technology platform called Arcelis. Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently enrolling patients in a pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib (Sutent) for the treatment of clear cell mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We also plan to conduct phase 2 clinical trials to explore the use of AGS-003 in non-clear cell mRCC, in early stage RCC prior to and following nephrectomy, and in other solid tumors. We are developing our second Arcelis product candidate, AGS-004, for the treatment of HIV and are conducting a phase 2b clinical trial of AGS-004 that is being funded entirely by the National Institutes of Health, or NIH, under a $39.3 million contract. In addition, an investigator initiated phase 2 clinical trial of AGS-004 in adult HIV patients is ongoing to evaluate the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and we expect to initiate a second phase 2 clinical trial of AGS-004 in 2014, to evaluate AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private placements of our preferred stock, convertible debt financings, bank debt, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through March 31, 2014, we have raised a total of $351.0 million in cash, including:

•	$215.3 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology; and

•	$102.8 million from government contracts, grants and license and collaboration agreements.

In February 2014, we issued and sold 6,228,725 shares of our common stock, including 603,725 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, in our initial public offering, at a public offering price of $8.00 per share, for aggregate gross proceeds of $49.8 million. The net offering proceeds to us, after deducting underwriting discounts and commissions of approximately $3.5 million and offering expenses of approximately $2.9 million, were approximately $43.4 million.

We have incurred losses in each year since our inception in May 1997. Our net loss was $4.5 million for the quarter ended March 31, 2013 and $10.0 million for the quarter ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $160.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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
Ongoing pivotal phase 3 clinical trial; completion of tumor collection and screening expected by the end of 2014 and enrollment and randomization shortly thereafter; overall survival data expected in first half of 2016

	mRCC (non-clear cell)	•	Phase 2 clinical trial expected to begin in the second half of 2014

	Early stage RCC	•	Two investigator-initiated phase 2 clinical trials expected to begin in the second half of 2014

	Other solid tumors	•	Two phase 2 clinical trials expected to be initiated in 2014

AGS-004	HIV	•	Enrollment in phase 2b clinical trial complete; data expected in mid-2014

		•	First stage of investigator-initiated clinical trials for HIV eradication initiated in March 2014

		•	Clinical trial for long-term viral control in pediatric patients expected to begin in 2014

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

AGS-003
We are currently enrolling patients in our pivotal phase 3 ADAPT clinical trial of AGS-003 in combination with sunitinib compared to sunitinib monotherapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We plan to enroll approximately 450 intermediate and poor risk patients with mRCC that pathologists have classified as clear cell. The primary endpoint of the trial is overall survival. As of May 9, 2014, we had collected tumor and screened approximately 400 patients for eligibility and had enrolled and randomized approximately 130 patients in the trial. We expect to complete tumor collection and screening of patients by the end of 2014 and to complete enrollment and randomization of patients for the clinical trial shortly thereafter. We have established an independent data monitoring committee that will conduct interim analyses of the trial data for safety and futility at such times as 25%, 50% and 75% of the required events for subjects randomized to the treatment phase of the trial have occurred.

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

We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. In March 2014, the first patient was enrolled in an investigator-initiated Phase 2 clinical trial of AGS-004 in up to ten adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose that we are conducting in collaboration with the University of North Carolina. This study is being conducted in two stages. Stage 1 of this trial is designed to study immune response kinetics to AGS-004 in patients on continuous ART therapy. The purpose is to better define the optimal dosing strategy in combination with a latency-reversing therapy. We plan for these patients to rollover into Stage 2, a separate protocol, that will study AGS-004 in combination with one of the latency-reversing drugs. In January 2014, CARE ("Collaboratory of AIDS Researchers for Eradication") agreed that it would fund all patient clinical costs of this phase 2 clinical trial, except for the associated manufacturing costs for which we will be responsible. We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for antiretroviral drug therapy. Accordingly, we plan to initiate in the second half of 2014 a phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems, have been treated with antiretroviral therapy since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus.

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

We have recorded revenue of $35.8 million through March 31, 2014 under the NIH contract. This contract is the only arrangement under which we currently generate revenue. As of March 31, 2014, there was up to approximately $3.5 million of potential revenue remaining to be earned under the agreement with the NIH.

Results of Operations

Comparison of the Quarter Ended March 31, 2013 and the Quarter Ended March 31, 2014

The following table summarizes the results of our operations for each of quarters ended March 31, 2013 and 2014, together with the changes in those items in dollars and as a percentage:

	Quarter Ended March 31,		$	%
	2013	2014	Change	Change
	(in thousands)
Revenue	$1,462	$799	$(663)	(45.3%)
Operating expenses
Research and development	5,190	8,472	3,282	63.2%
General and administrative	1,078	1,934	856	79.4%

Total operating expenses	6,268	10,406	4,138	66.0%

Loss from operations	(4,806)	(9,607)	(4,801)	99.9%
Interest income	2	16	14	*
Interest expense	—	(175)	(175)	*
Change in fair value of warrant liability	355	—	(355)	*
Other expense	—	(235)	(235)	*

Net loss	$(4,449)	$(10,001)	$(5,552)	124.8%
_______________
*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. All of our revenue has been derived from government contracts and grants and payments under license and collaboration agreements. We have recognized $87.6 million in revenue from inception (May 8, 1997) to March 31, 2014 from these sources. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Substantially all of our revenue is currently derived from our NIH contract. Revenue was $1.5 million for the quarter ended March 31, 2013, compared with $0.8 million for the quarter ended March 31, 2014, a decrease of approximately $0.7 million, or 45.3%. The $0.7 million decrease for the quarter ended March 31, 2014 is due to decreased reimbursement under our NIH contract associated with decreased activity with respect to our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

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

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and clinical research organizations, including in connection with our clinical trials, and related clinical trial fees. We have been developing AGS-003 and AGS-004, in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Quarter Ended March 31,
	2013	2014
	(in thousands)
Direct research and development expense by program:
AGS-003	$2,353	$3,160
AGS-004	581	454
Commercial manufacturing development	—	1,363
Other	13	49

Total direct research and development program expense	2,947	5,026
Indirect research and development expense	2,242	3,446

Total research and development expense	$5,189	$8,472

Research and development expenses were $5.2 million for the quarter ended March 31, 2013, compared with $8.5 million for the quarter ended March 31, 2014, an increase of approximately $3.3 million, or 63.2%. The increase in research and development expense primarily reflects a $2.1 million increase in direct research and development expense and a $1.2 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•
Direct research and development expense for AGS-003 increased from $2.4 million for the quarter ended March 31, 2013 to $3.2 million in the quarter ended March 31, 2014. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib in the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013; and

•
Direct research and development expense with respect to AGS-004 decreased from $0.6 million in the quarter ended March 31, 2013 to $0.5 million in the quarter ended March 31, 2014 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

•	We also incurred $1.4 million of direct research and development expense related to the initiation of our commercial manufacturing development efforts during the quarter ended March 31, 2014.

The increase in indirect research and development was primarily due to higher personnel costs, as we had 65 employees engaged in research and development activities as of March 31, 2013 compared with 79 employees as of March 31, 2014.

From inception (May 8, 1997) through March 31, 2014, we have incurred $214.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of AGS-003 and AGS-004.

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

General and Administrative Expenses

General and administrative expenses were $1.1 million for the quarter ended March 31, 2013, compared with $1.9 million for the quarter ended March 31, 2014, an increase of 79.4%. This reflects an increase of $0.4 million in personnel costs, including salaries, benefits and stock-based compensation. Additionally, outside services including legal, patent, and other consulting services, increased by $0.2 million and expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance, increased $0.2 million during the quarter ended March 31, 2014 compared with the same period in 2013.

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

Interest Expense

Interest expense was $190 for the quarter ended March 31, 2013, compared with approximately $0.2 million for the quarter ended March 31, 2014. During the quarter ended March 31, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013.

Change in Fair Value of Warrant Liability

Income from the change in fair value of the warrant liability was $0.4 million for the quarter ended March 31, 2013, compared with none for the quarter ended March 31, 2014. The 2013 amount represented the decrease in the fair value of the warrant liability during the quarter ended March 31, 2013. In July 2013, in connection with the series D-1 exchange, all of our outstanding warrants to purchase shares of our series C preferred stock and series D-1 preferred stock were cancelled. As a result, there were no warrants to purchase preferred stock outstanding as of December 31, 2013 or March 31, 2014.

Other Expense

Other expense was zero for the quarter ended March 31, 2013, compared with $0.2 million for the quarter ended March 31, 2014. Under a loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. The Company’s initial public offering closed on February 12, 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the Condensed Consolidated Statement of Operations during the quarter ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2014, we had cash, cash equivalents and short-term investments of approximately $83.4 million.

Since our inception in May 1997 through March 31, 2014, we have funded our operations principally with $215.3 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, and $93.8 million from government contracts, grants and license and collaboration agreements.

As of March 31, 2014, the gross proceeds we have received from the issuance and sale of our preferred stock were as follows:

Issue	Year	Gross Proceeds
		(in thousands)
Series A Preferred	2000	$1,594
Series B Preferred	2001	$39,382
Series B-1 Preferred	2004	$5,000
Series C Preferred	2008	$33,462
Series D Preferred	2012	$9,022
Series D-1 Preferred	2012	$15,978
Series E Preferred	2013	$48,000

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

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Quarter Ended March 31,
	2013	2014
	(in thousands)

Net cash provided by (used in):
Operating activities	$(4,216)	$(8,360)
Investing activities	2,003	(18,193)
Financing activities	(8)	45,029
Effect of exchange rate changes on cash	(3)	(1)

Net (decrease) increase in cash and cash equivalents	$(2,224)	$18,475

Operating Activities. Net cash used in operating activities of $4.2 million during the quarter ended March 31, 2013 was primarily a result of our $4.4 million net loss, partially offset by changes in operating assets and liabilities of $0.2 million. Non-cash items primarily consisted of depreciation and amortization of $0.2 million and compensation expense related to stock options of $0.2 million, offset by the decrease in fair value of warrant liability of $0.4 million.

Net cash used in operating activities of $8.4 million during the quarter ended March 31, 2014 was primarily a result of our $10.0 million net loss, partially offset by non-cash items of $0.7 million and changes in operating assets and liabilities of $0.9 million. These non-cash items primarily consisted of depreciation and amortization of $0.1 million and compensation expense related to stock options of $0.6 million. Accounts payable increased by $1.7 million, which was partially offset by a decrease in accrued expenses of $0.3 million, an increase in deferred financing costs of $0.1 million and an increase in prepaid expenses and other receivables of $0.3 million.

Investing Activities. Net cash provided by (used in) investing activities amounted to $2.0 million and ($18.2) million for the quarters ended March 31, 2013 and 2014, respectively. Cash used in investing activities during each of these periods primarily reflected our purchases of equipment or purchases of short-term investments. Cash provided by investment activities during the quarter ended March 31, 2014 was primarily due to purchases of short-term investments with funds received in our initial public offering.

Financing Activities. Net cash (used in) provided by financing activities amounted to approximately (less than $0.1 million) and $45.0 million for the quarters ended March 31, 2013 and 2014, respectively. Cash used in financing activities for the quarter ended March 31, 2013 consisted of payments on notes payable. Cash provided by financing activities for the quarter ended March 31, 2014 consisted of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014, partially offset by stock issuance costs of $4.8 million and less than $0.1 million of payments on notes payable.

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

We expect that our existing cash, cash equivalents and short-term investments, including anticipated funding under our NIH contract, will enable us to fund our operating expenses into the second half of 2016. We intend to devote our cash, cash equivalents and short term investments to fund our pivotal phase 3 clinical trial of AGS-003 through data, to fund our planned phase 2 clinical trials of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors, to fund certain of the costs of the two planned phase 2 clinical trials of AGS-004, one for HIV eradication and one for long-term viral control in pediatric patients, to initiate, but not complete, the planned leasing, build-out and equipping of a new commercial manufacturing facility and for working capital and general corporate purposes.

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

•
the progress and results of our ongoing phase 2b clinical trial, our ongoing phase 2 clinical trial for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2014, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this Quarterly Report on Form 10-Q and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment.

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

Based on the rate of enrollment in our ongoing pivotal phase 3 clinical trial of AGS-003, we expect to complete tumor collection and screening of patients by the end of 2014 and to complete enrollment and randomization shortly thereafter. However, the actual amount of time for full enrollment randomization could be longer than planned. Enrollment delays in this phase 3 clinical trial or any of our other clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for this ongoing phase 3 clinical trial or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, any significant delays or increases in costs of our ongoing phase 3 clinical trial of AGS-003 could result in the need for us to obtain additional funding to complete the trial.

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

Since inception, we have incurred significant operating losses. Our net loss, after attribution to the noncontrolling interest, was $20.1 million for the year ended December 31, 2011, $10.5 million for the year ended December 31, 2012, $23.9 million for the year ended December 31, 2013 and $10.0 million for the quarter ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $160.9 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of our preferred stock, convertible debt financings, bank debt, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2014, we had cash, cash equivalents and short-term investments of $83.4 million and working capital of $80.4 million. We expect that our existing cash, cash equivalents and short-term investments, including anticipated funding under our NIH contract, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016, including funding our ongoing phase 3 clinical trial of AGS-003, our planned phase 2 clinical trials of AGS-003, our ongoing and planned phase 2 clinical trials of AGS-004 and approximately $1.0 million for the initiation of the planned leasing, build-out and equipping of a new commercial manufacturing facility.

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

•
the progress and results of our ongoing phase 2b clinical trial, our ongoing phase 2 clinical trial for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;

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

We currently hold $10.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when we begin commercializing our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our executive officers, directors and our existing stockholders who own more than 5% of our outstanding common stock, which we refer to as our existing principal stockholders, in the aggregate, beneficially owned shares representing approximately 62.9% of our common stock as of April 30, 2014. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, owns, in the aggregate, approximately 30.5% of our outstanding common stock as of April 30, 2014. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 9, 2014, we have outstanding 19,654,362 shares of common stock, of which 14,886,683 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on August 5, 2014, resulting in these shares becoming eligible for resale into the public market on August 6, 2014 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding securities sold or issued by us during the three months ended March 31, 2014, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(a) Recent Sales of Unregistered Securities

During the three months ended March 31, 2014, we granted options to employees and non-employee directors to purchase 23,375 shares of our common stock at exercise prices ranging from $11.00 to $11.09 per share, which in each instance was the closing price of our common stock on the grant date.

The stock options and the common stock issuable upon the exercise of such options were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

(b)  Use of Proceeds

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

As of March 31, 2014, we had used approximately $4.2 million of the net offering proceeds to fund the costs of our ongoing pivotal phase 3 clinical trial of AGS-003 for the treatment of mRCC and for working capital and general corporate purposes.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 6, 2014 pursuant to Rule 424(b) of the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures page of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGOS THERAPEUTICS, INC.

By:	/s/ Jeffrey D. Abbey
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: May 15, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

10.1
2014 Stock Incentive Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.2
Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.3
Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.4
2014 Employee Stock Purchase Plan (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.5†	Rider to License Agreement, dated March 4, 2014, amending the License Agreement, dated December 27, 2013, by and between the Registrant and Medinet Co., Ltd.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.