Form 10-Q
period 2014-06-30
ARGOS THERAPEUTICS INC
filed 2014-08-14
CIK 1105533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014, there were 19,655,579 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2013	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$33,297,970	$44,307,394
Short-term investments	13,659,812	27,493,354
Prepaid expenses and interest receivable	629,935	818,581
Deferred financing costs	1,516,424	—
Other receivables	424,501	265,480

Total current assets	49,528,642	72,884,809
Property and equipment, net	1,602,103	1,822,043
Other assets	550	11,020

Total assets	$51,131,295	$74,717,872

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,317,072	$2,243,058
Accrued expenses	1,800,794	1,470,397
Current portion of notes payable	45,447	46,170

Total current liabilities	3,163,313	3,759,625
Long-term portion of notes payable	7,014,106	7,334,079
Deferred liability	3,066,000	3,066,000
Commitments

Redeemable convertible preferred stock	113,664,469	—
Stockholders’ (deficit) equity
Preferred stock $0.001 par value; 5,000,000 and 0 shares authorized as of June 30, 2014 and December 31, 2013; 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock $0.001 par value; 120,000,000 and 200,000,000 shares authorized as of December 31, 2013 and June 30, 2014; 235,707 and 19,655,579 shares issued and outstanding as of December 31, 2013 and June 30, 2014	236	19,656
Accumulated other comprehensive loss	(102,531)	(102,320)
Additional paid-in capital	75,189,950	233,489,591
Accumulated deficit	(150,864,248)	(172,848,759)

Total stockholders’ (deficit) equity	(75,776,593)	60,558,168

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$51,131,295	$74,717,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenue	$1,263,008	$473,163	$2,724,695	$1,271,951

Operating expenses
Research and development	6,102,320	10,569,134	11,291,781	19,041,329
General and administrative	939,725	1,865,822	2,018,082	3,799,298

Total operating expenses	7,042,045	12,434,956	13,309,863	22,840,627

Operating loss	(5,779,037)	(11,961,793)	(10,585,168)	(21,568,676)
Other income (expense)
Interest income	367	21,260	2,134	37,670
Interest expense	(171)	(171,604)	(361)	(346,436)
Change in fair value of warrant liability	—	—	355,352	—
Investment tax credits	—	140,556	—	140,556
Other expense	—	(11,950)	—	(247,625)

Other income (expense), net	196	(21,738)	357,125	(415,835)

Net loss	(5,778,841)	(11,983,531)	(10,228,043)	(21,984,511)

Accretion of redeemable convertible preferred stock	(10,446)	—	(75,386)	(863,226)

Net loss attributable to common stockholders	$(5,789,287)	$(11,983,531)	$(10,303,429)	$(22,847,737)

Net loss attributable to common stockholders per share, basic and diluted	$(25.53)	$(0.61)	$(45.44)	$(1.52)

Weighted average shares outstanding, basic and diluted	226,757	19,655,187	226,757	15,041,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss	$(5,778,841)	$(11,983,531)	$(10,228,043)	$(21,984,511)

Other comprehensive gain (loss)
Foreign currency translation adjustment	(4,064)	6,014	(7,216)	4,511
Unrealized gain (loss) on short-term investments	—	250	—	(4,300)

Total comprehensive loss	$(5,782,905)	$(11,977,267)	$(10,235,259)	$(21,984,300)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities
Net loss	$(10,228,043)	$(21,984,511)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	329,598	266,149
Compensation expense related to stock options	385,546	1,211,509
Decrease in fair value of warrant liability	(355,352)	—
Issuance of restricted stock recorded as consulting expense	12,000	—
Gain on disposal of equipment	(50,433)	(710)
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	122,666	(29,625)
Deferred financing costs	—	(87,550)
Other assets	—	(10,471)
Accounts payable	938,313	925,986
Accrued expenses	171,217	16,040

Net cash used in operating activities	(8,674,488)	(19,693,183)

Cash flows from investing activities
Purchase of property and equipment	(363,746)	(486,372)
Proceeds from sale of fixed assets	50,433	1,000
Purchases of short-term investments	—	(17,955,747)
Sales of short-term investments	4,148,871	—
Proceeds from maturity of short-term investments	—	4,117,905

Net cash provided by (used in) investing activities	3,835,558	(14,323,214)

Cash flows from financing activities
Proceeds from sale of common stock	—	49,829,800
Stock issuance costs	—	(4,787,854)
Payments on notes payable	(15,841)	(25,740)
Proceeds from exercise of common stock options	—	5,111

Net cash (used in) provided by financing activities	(15,841)	45,021,317

Effect of exchange rates changes on cash	(7,102)	4,504
Net (decrease) increase in cash and cash equivalents	(4,861,873)	11,009,424
Cash and cash equivalents
Beginning of period	8,214,865	33,297,970

End of period	$3,352,992	$44,307,394

Supplemental disclosure of cash flow information
Cash paid for interest	$361	$3,195
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	$—	$114,527,695
Preferred stock accretion	$75,386	$863,226
Interest accrued on long-term debt	$—	$345,707

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In connection with the initial public offering, the Company paid a former lender a $200,000 payment. This fee became due under a Loan and Security Agreement with two lending institutions in April 2007 for the purpose of borrowing $5,000,000 to be used for working capital. The Loan and Security Agreement terminated in April 2010 and we have repaid all amounts owing under the Loan and Security Agreement. In connection with the Loan and Security Agreement, the Company was required to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Accordingly, the Company paid this fee in March 2014. This fee was recorded in Other expense on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2014.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and six months ended June 30, 2014, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America or Canada. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2013 and June 30, 2014, $33,047,970 and $44,057,394, respectively, in cash and cash equivalents was uninsured.

Investment Tax Credits

Other income of $140,556 was recognized during the three months ended June 30, 2014 for scientific research and experimental development (“SR&ED”) investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update pertaining to disclosures for development stage entities. The new guidance eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The new standard is effective prospectively for annual reporting beginning after December 15, 2014, and interim periods within those annual periods, but early adoption is permitted. The Company adopted this new accounting standard during the three months ended June 30, 2014.

In May 2014, the FASB issued a new accounting standard update pertaining to accounting for revenue from contracts with customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

In July 2013, the FASB issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and it was applied prospectively to unrecognized tax benefits that existed as of the effective date with retrospective application permitted. This updated standard did not have a material impact on the Company’s condensed consolidated financial statements.

2. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, prepaid expenses and interest receivable, other receivables, accounts payable and accrued expenses as of December 31, 2013 and June 30, 2014 approximated their fair values due to the short-term nature of these items.

As of December 31, 2013 and June 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and the method used to estimate the fair value of the Level 1 assets is based on observable market data as these money-market funds are publicly-traded. The Company’s Level 2 assets consist of short-term debt instruments valued using independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

As of December 31, 2013 and June 30, 2014, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Money-market funds	$22,891,418	$—	$—	$22,891,418
Short-term investments	—	13,659,812	—	13,659,812

Total assets at fair value	$22,891,418	$13,659,812	$—	$36,551,230

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Assets
Money-market funds	$43,894,164	$—	$—	$43,894,164
Short-term investments	—	27,493,354	—	27,493,354

Total assets at fair value	$43,894,164	$27,493,354	$—	$71,387,518

During the three and six months ended June 30, 2014, there were no transfers between Levels 1 and 2 assets.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	June 30, 2014
Office furniture and equipment	$528,732	$452,819
Computer equipment	712,609	722,818
Computer software	540,809	542,344
Laboratory equipment	5,264,952	5,234,948
Leasehold improvements	2,719,033	2,849,265

	9,766,135	9,802,194
Less: Accumulated depreciation and amortization	(8,164,032)	(7,980,151)

Property and equipment, net	$1,602,103	$1,822,043

Depreciation and amortization expense was as follows:

Three months ended June 30, 2013	$166,269
Three months ended June 30, 2014	$135,997
Six months ended June 30, 2013	$329,598
Six months ended June 30, 2014	$266,149

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2014. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2014 and none have been recorded as of June 30, 2014.

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

5. Notes Payable

The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provides for the Company to borrow funds up to $100,000 to finance computer equipment. Through June 30, 2014, the Company has borrowed $95,756 under this agreement, of which $48,429 and $32,432 was outstanding as of December 31, 2013 and June 30, 2014. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 0.98% and are to be repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $74,658 and $68,109 was outstanding as of December 31, 2013 and June 30, 2014. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

In December 2013, in connection with the license agreement with Medinet Co., Ltd., or Medinet, as described in Note 9, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of June 30, 2014, the Company recorded $7.3 million to notes payable, including $343,241 accrued interest recorded during the six months ended June 30, 2014. The deferred liability was $2.1 million as of June 30, 2014.

6. Stockholders’ (Deficit) Equity and Redeemable Convertible Preferred Stock

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

 The table below represents a rollforward of the preferred stock:

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,040,216	$332,869	9,803,688	$5,521,437	28,716,679	$2,655,884	21,040,817	$33,262,492	56,011,258	$71,891,787	116,612,658	$113,664,469
Accretion	—	—	—	—	—	—	—	336,350	—	526,876	—	863,226
Shares converted to common stock	(1,040,216)	(332,869)	(9,803,688)	(5,521,437)	(28,716,679)	(2,655,884)	(21,040,817)	(33,598,842)	(56,011,258)	(72,418,423)	(116,612,658)	(114,527,455)
Stock issuance costs	—	—	—	—	—	—	—	—	—	(240)	—	(240)

Balance as of June 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

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

The Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Research and development	$95,907	$309,202	$186,535	$617,393
General and administrative	97,577	319,271	199,011	594,116

Total stock-based compensation expense	$193,484	$628,473	$385,546	$1,211,509

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

During the three months ended June 30, 2013, the Company granted options to employees to purchase 124,878 shares of the Company’s common stock at an exercise price of $4.20 per share which was deemed the fair value per share of the Company’s common stock on the grant date. During the three months ended June 30, 2014, the Company granted options to employees to purchase a total of 617,378 shares of the Company’s common stock at exercise prices ranging from $6.62 to $9.28 per share which in each instance was the closing price of the Company’s common stock on the grant date.

During the six months ended June 30, 2013, the Company granted options to employees and a non-employee director to purchase a total of 154,973 shares of the Company’s common stock at an exercise price of $4.20 per share which was deemed the fair value per share of the Company’s common stock on the grant date. During the six months ended June 30, 2014, the Company granted options to employees and non-employee directors to purchase a total of 640,753 shares of the Company’s common stock at exercise prices ranging from $6.62 to $11.09 per share which in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2013	1,957,069	$5.48
Granted	640,753	$6.83
Exercised	(1,217)	$4.20
Cancelled	(25,436)	$5.05

Outstanding as of June 30, 2014	2,571,169	$5.79	9.03

Exercisable as of June 30, 2014	506,943	$4.40	7.11

Vested and expected to vest as of June 30, 2014	2,413,347	$5.77	9.00

Valuation Assumptions for Stock Option Plans

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Risk-free interest rate	1.99%	2.29%	1.89%	2.29%
Dividend yield	0%	0%	0%	0%
Expected option term (in years)	7	7	7	7
Volatility	94%	96%	94%	96%

Warrants

During the six months ended June 30, 2014, warrants to purchase 9,598 shares of the Company’s common stock at $6.60 per share were settled in a cashless exercise for 1,679 shares of common stock in conjunction with the closing of the Company’s initial public offering on February 12, 2014.

Outstanding warrants to purchase the Company’s common stock as of June 30, 2014 were as follows:

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

For the three months ended June 30, 2013 and 2014, the Company recorded revenue under this agreement of $1,263,008 and $473,163. For the six months ended June 30, 2013 and 2014, the Company recorded revenue under this agreement of $2,724,695 and $1,271,951. As of December 31, 2013 and June 30, 2014, the Company recorded a receivable from the NIH and NIAID of $424,501 and $265,480, respectively, and a payable to subcontractors of $27,925 and $37,302.

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

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, Company and Medinet have agreed to submit the matter to arbitration. The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of June 30, 2014, the Company recorded $7.3 million to notes payable, including $343,241 accrued interest recorded during the six months ended June 30, 2014. The deferred liability was $2.1 million as of June 30, 2014.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss	$(5,778,841)	$(11,983,531)	$(10,228,043)	$(21,984,511)
Accretion of redeemable convertible preferred stock	(10,446)	—	(75,386)	(863,226)

Net loss attributable to common stockholders	$(5,789,287)	$(11,983,531)	$(10,303,429)	$(22,847,737)

Weighted average common shares outstanding, basic and diluted	226,757	19,655,187	226,757	15,041,501

Net loss per share attributable to common stockholders, basic and diluted	$(25.53)	$(0.61)	$(45.44)	$(1.52)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Redeemable convertible preferred stock	3,132,963	—	3,132,963	3,133,120
Stock options outstanding	579,057	2,045,730	562,023	1,991,521
Warrants outstanding	464,204	1	464,211	2,281

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q,for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development and commercialization of fully personalized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary technology platform called Arcelis. Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently enrolling patients in a pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib (Sutent) for the treatment of clear cell mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We also plan to conduct phase 2 clinical trials to explore the use of AGS-003 in non-clear cell mRCC, in early stage RCC prior to and following nephrectomy, and in other solid tumors. We are developing our second Arcelis product candidate, AGS-004, for the treatment of HIV and are conducting a phase 2b clinical trial of AGS-004 that is being funded entirely by the National Institutes of Health, or NIH, under a $39.3 million contract. In addition, an investigator initiated phase 2 clinical trial of AGS-004 in adult HIV patients is ongoing to evaluate the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and we expect to initiate a second phase 2 clinical trial of AGS-004 in the fourth quarter of 2014, to evaluate AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private placements of our preferred stock, convertible debt financings, bank debt, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through June 30, 2014, we have raised a total of $351.8 million in cash, including:

•	$215.3 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology; and

•	$103.6 million from government contracts, grants and license and collaboration agreements.

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

We have incurred losses in each year since our inception in May 1997. Our net loss was $10.2 million for the six months ended June 30, 2013 and $22.0 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $172.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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
Ongoing pivotal phase 3 clinical trial; completion of tumor collection expected by the end of 2014 and enrollment and randomization in the first quarter of 2015; overall survival data expected in mid-2016

	mRCC (non-clear cell)	•	Phase 2 clinical trial expected to be initiated in the fourth quarter of 2014

	Early stage RCC	•	Two investigator-initiated phase 2 clinical trials expected to begin in the fourth quarter of 2014

	Other solid tumors	•	Two phase 2 clinical trials expected to be initiated in the fourth quarter of 2014

AGS-004	HIV	•	Enrollment in phase 2b clinical trial complete; data expected in the third quarter of 2014

		•	First stage of investigator-initiated clinical trial for HIV eradication began in May 2014

		•	Clinical trial for long-term viral control in pediatric patients expected to be initiated in the fourth quarter of 2014

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., and rights to AGS-003 in South Korea, which we exclusively licensed to Green Cross Corp. We have granted to Medinet Co., Ltd., or Medinet, an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC

AGS-003

We are initially developing AGS-003 to be used in combination with sunitinib and other targeted therapies for first-line treatment of mRCC We are currently enrolling patients in our pivotal phase 3 ADAPT clinical trial of AGS-003 in combination with sunitinib compared to sunitinib monotherapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We plan to enroll approximately 450 intermediate and poor risk patients with mRCC that pathologists have classified as predominately clear cell. The primary endpoint of the trial is overall survival. As of July 31, 2014, we had collected tumor from approximately 530 patients for eligibility and had enrolled and randomized approximately 190 patients in the trial. We expect to complete tumor collection of patients by the end of 2014 and to complete enrollment and randomization of patients for the clinical trial in the first quarter of 2015. We have established an independent data monitoring committee that will conduct interim analyses of the trial data for safety and futility at such times as 25%, 50% and 75% of the required events for subjects randomized to the treatment phase of the trial have occurred.

We are also exploring the use of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors. We plan to initiate clinical trials of AGS-003 for the treatment of these indications in the fourth quarter of 2014.

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

We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. In May 2014, the first patient was enrolled in an investigator-initiated Phase 2 clinical trial of AGS-004 in up to twelve adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose that we are conducting in collaboration with the University of North Carolina.  As of July 31, 2014, we had enrolled five patients in the trial.  This trial is being conducted in two stages. Stage 1 of this trial is designed to study immune response kinetics to AGS-004 in patients on continuous ART therapy. The purpose is to better define the optimal dosing strategy in combination with a latency-reversing therapy. We plan for these patients to rollover into Stage 2, a separate protocol that will study AGS-004 in combination with one of the latency-reversing drugs. In January 2014, CARE ("Collaboratory of AIDS Researchers for Eradication") agreed that it would fund all patient clinical costs of this phase 2 clinical trial, except for the associated manufacturing costs for which we will be responsible. We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for antiretroviral drug therapy. Accordingly, we plan to initiate in the fourth quarter of 2014 a phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems, have been treated with antiretroviral therapy since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus.

In September 2013, we completed patient enrollment in our ongoing NIH-funded phase 2b clinical trial of AGS-004 in 53 HIV-infected patients. The primary endpoint of this trial is a comparison of the median viral load in AGS-004-treated patients with the median viral load in patients receiving placebo after 12 weeks of antiretroviral treatment interruption. Secondary endpoints of this trial include comparisons between AGS-004-treated patients and patients receiving placebo with respect to viral measurement changes from immediately prior to the commencement of antiretroviral therapy to the end of the planned treatment interruption, duration of treatment interruption, changes in CD4+ T-cell counts, an indicator of the health of the immune system, and assessment of increases in antiviral immunity between AGS-004 treated and placebo-treated patients. We designed this trial to confirm the data obtained in our phase 2a clinical trial and provide proof of concept of the ability of AGS-004 to induce an immune response to eliminate the cells responsible for viral replication. We expect to report data from this trial in the third quarter of 2014.

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

We have recorded revenue of $36.3 million through June 30, 2014 under the NIH contract. This contract is the only arrangement under which we currently generate revenue. As of June 30, 2014, there was up to approximately $3.0 million of potential revenue remaining to be earned under the agreement with the NIH.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and the Three and Six Months Ended June 30, 2014

The following table summarizes the results of our operations for the three and six months ended June 30, 2013 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2013	2014	Change	Change	2013	2014	Change	Change
	(in thousands)
Revenue	$1,263	$473	$(790)	(62.5)%	$2,725	$1,272	$(1,453)	(53.3)%
Operating expenses
Research and development	6,102	10,569	4,467	73.2%	11,292	19,041	7,749	68.6%
General and administrative	940	1,866	926	98.5%	2,018	3,800	1,782	88.3%

Total operating expenses	7,042	12,435	5,393	76.6%	13,310	22,841	9,531	71.6%

Loss from operations	(5,779)	(11,962)	(6,183)	107.0%	(10,585)	(21,569)	(10,984)	103.8%

Interest income	—	21	21	*	2	37	35	*
Interest expense	—	(172)	(172)	*	—	(346)	(346)	*
Change in fair value of warrant liability	—	—	—	*	355	—	(355)	*
Investment tax credits	—	141	141	*	—	141	141	*
Other expense	—	(12)	(12)	*	—	(248)	(248)	*

Net loss	$(5,779)	$(11,984)	$(6,205)	107.4%	$(10,228)	$(21,985)	$(11,757)	114.9%

_______________
*	Not meaningful

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

Substantially all of our revenue is currently derived from our NIH contract. Revenue was $1.3 million for the three months ended June 30, 2013, compared with $0.5 million for the three months ended June 30, 2014, a decrease of approximately $0.8 million, or 62.5%. The $0.8 million decrease for the three months ended June 30, 2014 is due to decreased reimbursement under our NIH contract associated with decreased activity with respect to our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

Revenue was $2.7 million for the six months ended June 30, 2013, compared with $1.3 million for the six months ended June 30, 2014, a decrease of approximately $1.4 million, or 53.3%. The $1.4 million decrease for the six months ended June 30, 2014 is due to decreased reimbursement under our NIH contract associated with decreased activity with respect to our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Direct research and development expense by program:
AGS-003	$3,154	$3,716	$5,507	$6,876
AGS-004	500	202	1,081	656
Commercial manufacturing development	—	2,880	—	4,243
Other	10	15	23	64

Total direct research and development program expense	3,664	6,813	6,611	11,839
Indirect research and development expense	2,438	3,756	4,681	7,202

Total research and development expense	$6,102	$10,569	$11,292	$19,041

Research and development expenses were $6.1 million for the three months ended June 30, 2013, compared with $10.6 million for the three months ended June 30, 2014, an increase of approximately $4.5 million, or 73.2%. The increase in research and development expense primarily reflects a $3.2 million increase in direct research and development expense and a $1.3 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•
Direct research and development expense for AGS-003 increased from $3.2 million for the three months ended June 30, 2013 to $3.7 million in the three months ended June 30, 2014. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib in the three months ended June 30, 2014 as compared with the three months ended June 30, 2013; and

•
Direct research and development expense with respect to AGS-004 decreased from $0.5 million in the three months ended June 30, 2013 to $0.2 million in the three months ended June 30, 2014 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined, partially offset by $0.2 million in costs for stage 1 of an investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients aimed at eradication of the virus that began in May 2014.

•	We also incurred $2.9 million of direct research and development expense related to the initiation of our commercial manufacturing development efforts during the three months ended June 30, 2014.

The increase in indirect research and development was primarily due to higher personnel costs, as we had 74 employees engaged in research and development activities as of June 30, 2013 compared with 86 employees as of June 30, 2014.

Research and development expenses were $11.3 million for the six months ended June 30, 2013, compared with $19.0 million for the six months ended June 30, 2014, an increase of approximately $7.7 million, or 68.6%. The increase in research and development expense primarily reflects a $5.2 million increase in direct research and development expense and a $2.5 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•
Direct research and development expense for AGS-003 increased from $5.5 million for the six months ended June 30, 2013 to $6.9 million in the six months ended June 30, 2014. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013; and

•
Direct research and development expense with respect to AGS-004 decreased from $1.1 million in the six months ended June 30, 2013 to $0.7 million in the six months ended June 30, 2014 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

•	We also incurred $4.2 million of direct research and development expense related to the initiation of our commercial manufacturing development efforts during the six months ended June 30, 2014.

The increase in indirect research and development was primarily due to higher personnel costs, as we had 74 employees engaged in research and development activities as of June 30, 2013 compared with 86 employees as of June 30, 2014.

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

General and Administrative Expenses

General and administrative expenses were $0.9 million for the three months ended June 30, 2013, compared with $1.9 million for the three months ended June 30, 2014, an increase of 98.5%. This reflects an increase of $0.4 million in personnel costs, including salaries, benefits and stock-based compensation. Additionally, outside services including legal, patent, and other consulting services, increased by $0.2 million and expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance, increased $0.3 million during the three months ended June 30, 2014 compared with the same period in 2013.

General and administrative expenses were $2.0 million for the six months ended June 30, 2013, compared with $3.8 million for the six months ended June 30, 2014, an increase of 88.3%. This reflects an increase of $0.8 million in personnel costs, including salaries, benefits and stock-based compensation. Additionally, outside services including legal, patent, and other consulting services, increased by $0.4 million and expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance, increased $0.5 million during the six months ended June 30, 2014 compared with the same period in 2013.

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

Interest Expense

Interest expense was $171 for the three months ended June 30, 2013, compared with $171,604 for the three months ended June 30, 2014. During the three months ended June 30, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013.

Interest expense was $361 for the six months ended June 30, 2013, compared with $346,436 for the six months ended June 30, 2014. During the six months ended June 30, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013.

Change in Fair Value of Warrant Liability

Income from the change in fair value of the warrant liability was $0.4 million for the six months ended June 30, 2013, compared with none for the six months ended June 30, 2014. The 2013 amount represented the decrease in the fair value of the warrant liability during the six months ended June 30, 2013. In July 2013, in connection with the series D-1 exchange, all of our outstanding warrants to purchase shares of our series C preferred stock and series D-1 preferred stock were cancelled. As a result, there were no warrants to purchase preferred stock outstanding as of December 31, 2013 or June 30, 2014.

Investment Tax Credits

Other income of $140,556 was recognized during the three months ended June 30, 2014 for scientific research and experimental development (“SR&ED”) investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received. No such credits were received during the three or six month periods ended June 30, 2013.

Other Expense

Other expense was zero for the six months ended June 30, 2013, compared with $0.2 million for the six months ended June 30, 2014. Under a loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. The Company’s initial public offering closed on February 12, 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the Condensed Consolidated Statement of Operations during the six months ended June 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2014, we had cash, cash equivalents and short-term investments of approximately $71.8 million.

Since our inception in May 1997 through June 30, 2014, we have funded our operations principally with $215.3 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, and $103.3 million from government contracts, grants and license and collaboration agreements.

As of June 30, 2014, the gross proceeds we have received from the issuance and sale of our preferred stock were as follows:

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

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2013	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,674)	$(19,693)
Investing activities	3,835	(14,323)
Financing activities	(16)	45,021
Effect of exchange rate changes on cash	(7)	4

Net (decrease) increase in cash and cash equivalents	$(4,862)	$11,009

Operating Activities.  Net cash used in operating activities of $8.7 million during the six months ended June 30, 2013 was primarily a result of our $10.2 million net loss, partially offset by changes in operating assets and liabilities of $1.2 million and non-cash items of $0.3 million. These non-cash items included depreciation of $0.3 million and compensation expense related to stock options of $0.4 million, partially offset by the gain recorded due to the decrease in fair value of our warrant liability of $0.4 million.

Net cash used in operating activities of $19.7 million during the six months ended June 30, 2014 was primarily a result of our $22.0 million net loss, partially offset by non-cash items of $1.5 million and changes in operating assets and liabilities of $0.8 million. These non-cash items primarily consisted of depreciation and amortization of $0.3 million and compensation expense related to stock options of $1.2 million. Accounts payable increased by $0.9 million, which was partially offset by an increase in deferred financing costs of $0.1 million.

Investing Activities.  Net cash provided by (used in) investing activities amounted to $3.8 million and ($14.3) million for the six months ended June 30, 2013 and 2014, respectively. Cash provided by and used in investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases, sales and maturities of short-term investments. Cash provided by investment activities during the six months ended June 30, 2013 was primarily due to sales of short-term investments. Cash used in investment activities during the six months ended June 30, 2014 primarily consisted of purchases of short-term investments with funds received in our initial public offering.

Financing Activities.  Net cash (used in) provided by financing activities amounted to approximately (less than $0.1 million) and $45.0 million for the six months ended June 30, 2013 and 2014, respectively. Cash used in financing activities for the six months ended June 30, 2013 consisted solely of payments on notes payable. Cash provided by financing activities for the six months ended June 30, 2014 consisted of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014, partially offset by stock issuance costs of $4.8 million and less than $0.1 million of payments on notes payable.

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

We expect that our existing cash, cash equivalents and short-term investments, including anticipated funding under our NIH contract, will enable us to fund our operating expenses into the second half of 2016. We intend to devote our cash, cash equivalents and short term investments to fund our pivotal phase 3 clinical trial of AGS-003 through data, to fund our planned phase 2 clinical trials of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors, to fund certain of the costs of the ongoing phase 2 clinical trial of AGS-004 for HIV eradication and the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients, to initiate, but not complete, the planned leasing, build-out and equipping of a new commercial manufacturing facility and for working capital and general corporate purposes.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete the planned leasing, build-out and equipping of a new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. We expect that we will require approximately an additional $35.0 million prior to the commercialization of AGS-003 to lease, build out and equip the new commercial manufacturing facility that we plan to establish. We have initiated expenditures for this purpose and expect to initiate construction of this facility by the fourth quarter of 2014. We are actively exploring potential sites and financing arrangements in connection with the lease, build out and equipping of a commercial manufacturing facility and are in discussions with developers and governmental authorities regarding potential sites and financial support. We expect to enter into arrangements that include financial support, and we expect such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned leasing, build-out and equipping of the new commercial facility or may be delayed in doing so.

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

We are seeking government or other third party funding for the continued development of AGS-004 following completion of the phase 2b clinical trial of AGS-004. In January 2014, CARE agreed that it would fund all patient clinical costs of our planned phase 2 adult eradication clinical trial of AGS-004, except for the associated manufacturing costs for which we will be responsible. In addition, we are discussing with the NIH the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients and potential funding by the NIH of the costs of the trial. If we are unable to raise government or other third party funding when needed, we may be required to delay, limit, reduce or terminate our development of AGS-004 or to grant rights to develop and market AGS-004 that we would otherwise prefer to keep for ourselves.

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

Contractual Obligations

During the three months ended June 30, 2014, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2014, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of AGS-003, which is intended for a life-threatening disease, we intend to seek approval based upon the results of a single pivotal phase 3 clinical trial. The FDA reviewed our plans to conduct a single pivotal phase 3 clinical trial under its SPA process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. In addition, because only 21 patients received the combination of AGS-003 and sunitinib in our phase 2 clinical trial, and as a result, we did not have enough evaluable patients to perform the statistical analysis to determine whether the primary endpoint of complete response rate was achieved in that trial, we expect that the data from our phase 2 clinical trial will have only a limited impact on the FDA’s ultimate assessment of efficacy of AGS-003. Thus, there can be no guarantee that the FDA will not require additional pivotal clinical trials as a condition for approving AGS-003.

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

An SPA does not guarantee that AGS-003 will receive marketing approval. The FDA may raise issues related to safety, trial conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. In addition, the combination of AGS-003 and sunitinib may not achieve the primary endpoint of the trial. Even if the primary endpoint in our pivotal phase 3 clinical trial is achieved, AGS-003 may not be approved. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their products.

In its February 2012 letter, the FDA informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. There can be no guarantee that the FDA will not require additional pivotal clinical trials as a condition for approving AGS-003.

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

Patient enrollment is affected by other factors including:

•	severity of the disease under investigation;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

Based on the rate of enrollment in our ongoing pivotal phase 3 clinical trial of AGS-003, we expect to complete tumor collection of patients by the end of 2014 and to complete enrollment and randomization in the first quarter of 2015. However, the actual amount of time for full enrollment randomization could be longer than planned. Enrollment delays in this phase 3 clinical trial or any of our other clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for this ongoing phase 3 clinical trial or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, any significant delays or increases in costs of our ongoing phase 3 clinical trial of AGS-003 could result in the need for us to obtain additional funding to complete the trial.

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

Since inception, we have incurred significant operating losses. Our net loss, after attribution to the noncontrolling interest, was $20.1 million for the year ended December 31, 2011, $10.5 million for the year ended December 31, 2012, $23.9 million for the year ended December 31, 2013 and $22.0 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $160.9 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of our preferred stock, convertible debt financings, bank debt, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2014, we had cash, cash equivalents and short-term investments of $71.8 million and working capital of $69.1 million. We expect that our existing cash, cash equivalents and short-term investments, including anticipated funding under our NIH contract, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016, including funding our ongoing phase 3 clinical trial of AGS-003, our planned phase 2 clinical trials of AGS-003, our ongoing and planned phase 2 clinical trials of AGS-004 and approximately $1.0 million for the initiation of the planned leasing, build-out and equipping of a new commercial manufacturing facility.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete the planned leasing, build-out and equipping of a new commercial manufacturing facility and to fund any commercialization efforts in anticipation of regulatory approval of AGS-003. We expect that we will require approximately an additional $35.0 million prior to the commercialization of AGS-003 to lease, build out and equip the new commercial manufacturing facility that we plan to establish. We have initiated expenditures for this purpose and expect to initiate construction of this facility by the fourth quarter of 2014. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned leasing, build-out and equipping of the new commercial facility or may be delayed in doing so.

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

We expect to complete this implementation by mid-2016, but such implementation could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all.  If the FDA requires us to conduct a bridging study to demonstrate comparability between AGS-003 that we produce manually and AGS-003 produced using the automated processes, the implementation of the automated manufacturing processes and the filing of the BLA will likely be delayed.

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

Assuming the other requirements for patentability are met, in the United States, the first to invent the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is generally entitled to the patent. Under the America Invents Act, or AIA, enacted in September 2011, the United States moved to a first inventor to file system in March 2013. The United States Patent and Trademark Office only recently finalized the rules relating to these changes and courts have yet to address the new provisions. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. Furthermore, we may become involved in interference proceedings, opposition proceedings, or other post-grant proceedings, such as reissue, reexamination or inter partes review proceedings, which may challenge our patent rights or the patent rights of others. For example, we have filed an application for reissue of one of our U.S. patents directed towards methods of manufacture of dendritic cells from monocytes stored for more than six hours and up to four days without freezing. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

Our executive officers, directors and our existing stockholders who own more than 5% of our outstanding common stock, which we refer to as our existing principal stockholders, in the aggregate, beneficially owned shares representing approximately 62.9% of our common stock as of July 31, 2014. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, owns, in the aggregate, approximately 30.5% of our outstanding common stock as of July 31, 2014. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

An active trading market for our common stock may not be developed and sustained.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $5.61 and high of $13.74 during the period of February 7, 2014 through August 1, 2014.The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In our 2013 Annual Report on Form 10-K, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Prior to August 5, 2014, 14,886,683 shares of our common stock were subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions expired on August 5, 2014, resulting in these shares becoming eligible for resale into the public market on August 6, 2014 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding securities sold or issued by us during the three months ended June 30, 2014, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(a) Recent Sales of Unregistered Securities

None.

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

As of June 30, 2014, we had used approximately $15.5 million of the net offering proceeds to fund the costs of our ongoing pivotal phase 3 clinical trial of AGS-003 for the treatment of mRCC and for working capital and general corporate purposes.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 6, 2014 pursuant to Rule 424(b) of the Securities Act.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: August 14, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.