Form 10-Q
period 2014-09-30
ARGOS THERAPEUTICS INC
filed 2014-11-14
CIK 1105533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 10, 2014, there were 19,655,650 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2014

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2013	September 30, 2014
Assets
Current assets
Cash and cash equivalents	$33,297,970	$50,254,355
Short-term investments	13,659,812	19,267,602
Prepaid expenses and interest receivable	629,935	860,927
Deferred financing costs	1,516,424	379,235
Other receivables	424,501	163,184

Total current assets	49,528,642	70,925,303
Property and equipment, net	1,602,103	4,533,095
Long-term investment	—	1,325,000
Other assets	550	11,020

Total assets	$51,131,295	$76,794,418

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,317,072	$3,115,904
Accrued bonuses	—	589,014
Other accrued expenses	1,800,794	1,130,054
Current portion of notes payable	45,447	38,636

Total current liabilities	3,163,313	4,873,608
Long-term portion of notes payable	7,014,106	19,603,454
Long-term portion of facility lease obligation	—	2,563,320
Deferred liability	3,066,000	3,066,000
Commitments

Redeemable convertible preferred stock	113,664,469	—
Stockholders’ (deficit) equity
Preferred stock $0.001 par value; 0 and 5,000,000 shares authorized as of December 31, 2013 and September 30, 2014; 0 shares issued and outstanding as of December 31, 2013 and September 30, 2014	—	—
Common stock $0.001 par value; 120,000,000 and 200,000,000 shares authorized as of December 31, 2013 and September 30, 2014; 235,707 and 19,655,650 shares issued and outstanding as of December 31, 2013 and September 30, 2014	236	19,656
Accumulated other comprehensive loss	(102,531)	(114,894)
Additional paid-in capital	75,189,950	234,733,048
Accumulated deficit	(150,864,248)	(187,949,774)

Total stockholders’ (deficit) equity	(75,776,593)	46,688,036

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$51,131,295	$76,794,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue	$981,247	$398,615	$3,705,942	$1,670,566

Operating expenses
Research and development	5,630,219	12,998,409	16,922,000	32,039,738
General and administrative	1,024,167	2,320,036	3,042,249	6,119,334

Total operating expenses	6,654,386	15,318,445	19,964,249	38,159,072

Operating loss	(5,673,139)	(14,919,830)	(16,258,307)	(36,488,506)
Other income (expense)
Interest income	693	14,285	2,827	51,955
Interest expense	(152)	(179,808)	(513)	(526,244)
Change in fair value of warrant liability	—	—	355,352	—
Investment tax credits	—	—	—	140,556
Other expense	—	(15,664)	—	(263,289)

Other income (expense), net	541	(181,187)	357,666	(597,022)

Net loss	(5,672,598)	(15,101,017)	(15,900,641)	(37,085,528)

Accretion of redeemable convertible preferred stock	5,325,406	—	5,250,020	(863,226)
Less: Preferred stock dividend due to exchanges of preferred shares	(14,726,088)	—	(14,726,088)	—

Net loss attributable to common stockholders	$(15,073,280)	$(15,101,017)	$(25,376,709)	$(37,948,754)

Net loss attributable to common stockholders per share, basic and diluted	$(65.23)	$(0.77)	$(111.19)	$(2.29)

Weighted average shares outstanding, basic and diluted	231,084	19,655,605	228,224	16,596,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss	$(5,672,598)	$(15,101,017)	$(15,900,641)	$(37,085,528)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	2,180	(8,069)	(5,036)	(3,558)
Unrealized (loss) on short-term investments	—	(4,505)	—	(8,805)

Total comprehensive loss	$(5,670,418)	$(15,113,591)	$(15,905,677)	$(37,097,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities
Net loss	$(15,900,641)	$(37,085,528)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	472,666	412,537
Compensation expense related to stock options	586,676	2,126,557
Decrease in fair value of warrant liability	(355,352)	—
Issuance of restricted stock recorded as consulting expense	16,500	—
Gain on disposal of equipment	(50,835)	(1,710)
Interest accrued on long-term debt	—	519,820
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	270,005	30,325
Deferred financing costs	—	(139,796)
Other assets	—	(10,471)
Accounts payable	(590,193)	1,798,832
Accrued expenses	305,042	(81,726)

Net cash used in operating activities	(15,246,132)	(32,431,160)

Cash flows from investing activities
Purchase of property and equipment	(414,958)	(780,582)
Payment to restricted cash account securing letter of credit	—	(1,325,000)
Proceeds from sale of fixed assets	50,835	2,000
Purchases of short-term investments	—	(20,192,499)
Sales of short-term investments	4,148,871	—
Proceeds from maturity of short-term investments	—	14,575,905

Net cash provided by (used in) investing activities	3,784,748	(7,720,176)

Cash flows from financing activities
Proceeds from sale of redeemable convertible preferred stock	21,417,272	—
Proceeds from issuance of common stock warrants	590,132	—
Proceeds from sale of common stock	—	49,829,800
Stock issuance costs	(507,877)	(4,875,404)
Proceeds from issuance of notes payable and warrants	—	12,500,000
Payment of debt issuance costs	—	(310,000)
Payments on notes payable	(23,790)	(38,610)
Proceeds from exercise of common stock options	—	5,410

Net cash provided by financing activities	21,475,737	57,111,196

Effect of exchange rates changes on cash	(4,966)	(3,475)
Net increase in cash and cash equivalents	10,009,387	16,956,385
Cash and cash equivalents
Beginning of period	8,214,865	33,297,970

End of period	$18,224,252	$50,254,355

Supplemental disclosure of cash flow information
Cash paid for interest	$512	$4,659
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	$—	$114,527,695
Preferred stock accretion	$5,250,020	$(863,226)
Interest accrued on long-term debt	$—	$519,820
Recognition of asset and facility lease obligation related to construction of new property	$—	$2,563,320

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and nine months ended September 30, 2014, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America or Canada. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2013 and September 30, 2014, $33.0 million and $50.0 million, respectively, in cash and cash equivalents was uninsured.

Long-Term Investment

The Company had a long-term investment of $1.3 million as of September 30, 2014 which consists of funds maintained in a separate deposit account for the purpose of securing a letter of credit issued by a bank to the landlord under a lease agreement signed in August 2014 for construction of the Company’s new corporate headquarters and primary manufacturing facility (see Note 6).

Investment Tax Credits

Other income of $140,556 was recognized during the nine months ended September 30, 2014 for scientific research and experimental development (“SR&ED”) investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received.

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

2. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, prepaid expenses and interest receivable, other receivables, accounts payable and accrued expenses as of December 31, 2013 and September 30, 2014 approximated their fair values due to the short-term nature of these items.

As of December 31, 2013 and September 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of December 31, 2013 and September 30, 2014, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Money-market funds	$22,891,418	$—	$—	$22,891,418
Short-term investments	—	13,659,812	—	13,659,812

Total assets at fair value	$22,891,418	$13,659,812	$—	$36,551,230

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets
Money-market funds	$37,029,293	$—	$—	$37,029,293
Short-term investments	—	19,267,602	—	19,267,602

Total assets at fair value	$37,029,293	$19,267,602	$—	$56,296,895

During the three and nine months ended September 30, 2014, there were no transfers between Levels 1 and 2 assets.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	September 30, 2014
Office furniture and equipment	$528,732	$452,819
Computer equipment	712,609	755,549
Computer software	540,809	549,118
Laboratory equipment	5,264,952	5,351,515
Leasehold improvements	2,643,023	2,642,281
Asset related to facility lease obligation	—	2,563,320
Construction of manufacturing facility in progress	76,010	329,680

	9,766,135	12,644,282
Less: Accumulated depreciation and amortization	(8,164,032)	(8,111,187)

Property and equipment, net	$1,602,103	$4,533,095

The asset related to facility lease obligation was recognized during the three months ended September 30, 2014 due to the Company deemed to be the accounting owner of the facility during its construction period under build-to-suite lease accounting (see Note 6).

Depreciation and amortization expense was as follows:

Three months ended September 30, 2013	$143,068
Three months ended September 30, 2014	$146,388
Nine months ended September 30, 2013	$472,666
Nine months ended September 30, 2014	$412,537

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2014. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2014 and none have been recorded as of September 30, 2014.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, the Company fully reduced its net deferred tax assets by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized.

5. Notes Payable

Notes payable consist of the following:

	December 31, 2013	September 30, 2014
Notes payable under the venture loan and security agreement	$—	$12,500,000
Less related debt discount	—	(398,673)
Notes payable under the venture loan and security agreement, net of debt discount	—	12,101,327
Promissory note payable to Medinet including accrued interest	6,936,466	7,451,627
Other notes payable	123,087	89,136
Total notes payable	7,059,553	19,642,090
Less current portion	(45,447)	(38,636)
Long-term portion of notes payable	$7,014,106	$19,603,454

On September 29, 2014, the Company entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Fortress Credit Co LLC (together, the “Lenders”) under which the Company may borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

The Company borrowed the first tranche of $12.5 million upon the closing of the transaction on September 29, 2014.  Subject to certain other funding conditions, the second tranche of $12.5 million will be available for drawdown at any time commencing on the date the Company completes the enrollment and randomization of patients in the Company’s phase 3 clinical trial of AGS-003 and continuing until September 30, 2015.  The per annum interest rate for each tranche will be a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate (“LIBOR”) exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate).  The total per annum interest rate shall not exceed 10.75%.

The Company incurred $449,796 for costs in connection with the closing of the Loan Agreement. These costs were capitalized as deferred financing costs and amortized to interest expense over the terms of the related debt.

The Company has agreed to repay the first tranche of $12.5 million on an interest only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement.  The Company has agreed to repay any amounts advanced under the second tranche of $12.5 million in 18 monthly payments of interest only followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan, which is 42 months following the date the Company draws down the second tranche loan.  In addition, a final payment equal to 5.0% of the amount drawn down under the second tranche loan will be due on the scheduled maturity date for such loan, or such earlier date specified in the Loan Agreement.  In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions.

The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain certain financial metrics, and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06 (the “Warrants”).  The Lenders may not exercise the warrants for more than 41,390 of such shares of Common Stock until the earliest to occur of (i) a merger or consolidation of the Company, or a sale of all or substantially all of its assets, (ii) the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, and (iii) the funding of the second tranche loan.  The Warrants will terminate on September 29, 2021 or such earlier date as specified in the Warrants.  The Company recorded a debt discount of $338,673 equal to the value of these warrants.  This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company's balance sheet.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 2013, in connection with the license agreement with Medinet Co., Ltd. (“Medinet”), as described in Note 9, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of September 30, 2014, the Company recorded $7.5 million to notes payable, including $515,161 accrued interest recorded during the nine months ended September 30, 2014. The total deferred liability was $3.1 million as of September 30, 2014 including the $1.0 million received by the Company for a manufacturing license (see Note 10).

The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provides for the Company to borrow funds up to $100,000 to finance computer equipment. Through September 30, 2014, the Company has borrowed $95,756 under this agreement, of which $48,429 and $24,404 was outstanding as of December 31, 2013 and September 30, 2014, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 0.98% per annum and are to be repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $74,658 and $64,732 in principal was outstanding as of December 31, 2013 and September 30, 2014, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

6. Facility Lease Obligation

On August 18, 2014,  the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”).

Under the Lease Agreement, the Company agreed to lease certain land and an approximately 97,500 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house the Company’s corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace the Company’s existing lease, located at 4233 Technology Drive, Durham North Carolina, which currently expires in November 2016. The shell of the new facility will be constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be May 1, 2015, with the Company having the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility.

The Lease Agreement required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $1.325 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of September 30, 2014 on the Company's consolidated balance sheet.

Under the Lease Agreement, the Company has an option to purchase the property for an amount currently estimated at $7.6 million. Due to the existence of the fixed price purchase option, the letter of credit and the nature of the tenant improvements being outside the scope of normal tenant improvements, the Company is deemed to be the accounting owner of this facility during its construction period under build-to-suite lease accounting. The Company therefore recorded an asset related to the facility lease obligation included in property and equipment of $2.6 million during the three months ended September 30, 2014. The facility lease obligation on the Company’s consolidated balance sheet is $2.6 million as of September 30, 2014.

If the purchase option is not executed, future minimum payments due under the Lease Agreement are as follows as of September 30, 2014:

Year ending December 31:
2015	$375,333
2016	571,445
2017	584,303
2018	597,449
2019	610,892
Thereafter	3,496,201
Total future minimum lease payments	$6,235,623

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Stockholders’ (Deficit) Equity and Redeemable Convertible Preferred Stock

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

The table below represents a rollforward of the preferred stock:

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,040,216	$332,869	9,803,688	$5,521,437	28,716,679	$2,655,884	21,040,817	$33,262,492	56,011,258	$71,891,787	116,612,658	$113,664,469
Accretion	—	—	—	—	—	—	—	336,350	—	526,876	—	863,226
Shares converted to common stock	(1,040,216)	(332,869)	(9,803,688)	(5,521,437)	(28,716,679)	(2,655,884)	(21,040,817)	(33,598,842)	(56,011,258)	(72,418,423)	(116,612,658)	(114,527,455)
Stock issuance costs	—	—	—	—	—	—	—	—	—	(240)	—	(240)

Balance as of September 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

8. Stock Options and Warrants

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

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Research and development	$95,191	$497,524	$281,726	$1,114,917
General and administrative	117,939	417,524	316,950	1,011,640

Total stock-based compensation expense	$213,130	$915,048	$598,676	$2,126,557

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company did not grant options during the three months ended September 30, 2013. During the three months ended September 30, 2014, the Company granted options to employees to purchase a total of 123,450 shares of the Company’s common stock at exercise prices ranging from $5.98 to $8.82 per share, which, in each instance was the closing price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2013, the Company granted options to employees and a non-employee director to purchase a total of 25,814 shares of the Company’s common stock at an exercise price of $4.20 per share, which was deemed to be the fair value per share of the Company’s common stock on the grant date. During the nine months ended September 30, 2014, the Company granted options to employees and non-employee directors to purchase a total of 764,203 shares of the Company’s common stock at exercise prices ranging from $5.98 to $11.09 per share, which, in each instance was the closing price of the Company’s common stock on the grant date.

Additionally, on July 28, 2014, the Company granted performance-based options to five executives to purchase a total of 160,500 shares of the Company’s common stock at an exercise price of $6.09 per share. These options vest based on the successful completion of various performance requirements of each of the five executives at various times through December 31, 2018.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2013	1,957,069	$5.48
Granted	924,703	$6.74
Exercised	(1,288)	$4.20
Cancelled	(32,998)	$4.92

Outstanding as of September 30, 2014	2,847,486	$5.83	8.89

Exercisable as of September 30, 2014	549,163	$4.46	7.01

Vested and expected to vest as of September 30, 2014	2,676,992	$5.80	8.84

Valuation Assumptions for Stock Option Plans

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Risk-free interest rate	1.85%	2.22%	1.85%	2.28%
Dividend yield	0%	0%	0%	0%
Expected option term (in years)	7	7	7	7
Volatility	94%	98%	94%	96%

Warrants

As discussed in Note 5 regarding the Company’s notes payable, in connection with the Company’s Loan Agreement signed on September 29, 2014, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06.  The Lenders may not exercise the warrants for more than 41,390 of such shares of Common Stock until the earliest to occur of (i) a merger or consolidation of the Company, or a sale of all or substantially all of its assets, (ii) the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, and (iii) the funding of the second tranche loan.  The Warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the Warrants.

During the nine months ended September 30, 2014, warrants to purchase 9,598 shares of the Company’s common stock at $6.60 per share were settled in a cashless exercise for 1,679 shares of common stock in conjunction with the closing of the Company’s initial public offering on February 12, 2014.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Outstanding warrants to purchase the Company’s common stock as of September 30, 2014 were as follows:

Type of Warrant	Number of Warrants	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7/13/16
Common stock	82,780	$9.06	9/29/21

9. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with the National Institute of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $32.5 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and the NIAID under which the NIH and the NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 2016. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

For the three months ended September 30, 2013 and 2014, the Company recorded revenue under this agreement of $981,247 and $281,210, respectively. For the nine months ended September 30, 2013 and 2014, the Company recorded revenue under this agreement of $3,705,942 and $1,553,161, respectively. As of December 31, 2013 and September 30, 2014, the Company recorded a receivable from the NIH and NIAID of $424,501 and $163,184, respectively, and a payable to subcontractors of $27,925 and $16,450, respectively.

The Company’s grant revenue is earned under this contract with NIH and NIAID. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled balances and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

10. Collaboration Agreements

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

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, Company and Medinet have agreed to submit the matter to arbitration. The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of September 30, 2014, the Company recorded $7.5 million to notes payable, including $515,161 accrued interest recorded during the nine months ended September 30, 2014. The total deferred liability was $3.1 million as of September 30, 2014 including the $1.0 million received by the Company for the manufacturing license.

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

11. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss	$(5,672,598)	$(15,101,017)	$(15,900,641)	$(37,085,528)
Accretion of redeemable convertible preferred stock	(332,232)	—	(407,618)	(863,226)
Reverse prior accretion on redeemable preferred stock due to reduction in liquidation value of Series A, B, and C	5,657,638	—	5,657,638	—
Preferred stock dividend due to exchanges of preferred shares	(14,726,088)	—	(14,726,088)	—

Net loss attributable to common stockholders	$(15,073,280)	$(15,101,017)	$(25,376,709)	$(37,948,754)

Weighted average common shares outstanding, basic and diluted	231,084	19,655,605	228,224	16,596,437

Net loss per share attributable to common stockholders, basic and diluted	$(65.23)	$(0.77)	$(111.19)	$(2.29)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Redeemable convertible preferred stock	7,282,052	—	4,515,971	2,077,270
Stock options outstanding	581,831	2,769,043	568,701	2,252,817
Warrants outstanding	390,421	911	439,614	1,816

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of fully personalized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary technology platform called Arcelis. Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently enrolling patients in a pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib (Sutent) for the treatment of clear cell mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We also plan to conduct phase 2 clinical trials to explore the use of AGS-003 in non-clear cell mRCC, in early stage RCC prior to nephrectomy, which we initiated in the fourth quarter of 2014, in early stage RCC following nephrectomy and in other solid tumors. We are developing our second Arcelis product candidate, AGS-004, for the treatment of HIV. We recently completed treatment of patients in a phase 2b clinical trial of AGS-004 that is funded entirely by the National Institutes of Health, or NIH, under a $39.8 million contract. In addition, an investigator initiated phase 2 clinical trial of AGS-004 in adult HIV patients is ongoing to evaluate the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and we expect to initiate a second phase 2 clinical trial of AGS-004 in early 2015, to evaluate AGS-004 for long-term viral control in pediatric patients. In September 2014, NIH agreed to modify the contract amount from $39.3 million to $39.8 million. This modification is intended to cover a portion of the manufacturing costs of the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The commitment under the contract extends to July 2016.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through our initial public offering, a venture loan, private placements of our preferred stock, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through September 30, 2014, we have raised a total of $364.5 million in cash, including:

•	$215.3 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$103.8 million from government contracts, grants and license and collaboration agreements; and

•	$12.5 million from our venture loan and security agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC.

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

On September 29, 2014, we entered into a venture loan and security agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC under which we may borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction on September 29, 2014.

We have incurred losses in each year since our inception in May 1997. Our net loss was $15.9 million for the nine months ended September 30, 2013 and $37.1 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $187.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing phase 3 clinical trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of other cancers;

•	initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	build out and equip a new commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC (clear cell)	•	Ongoing pivotal phase 3 clinical trial; completion of enrollment by the end of first quarter of 2015; overall survival data expected in mid-2016

	mRCC (non-clear cell)	•	Phase 2 clinical trial expected to be initiated in early 2015

	Early stage RCC (neoadjuvant)	•	Investigator-initiated phase 2 clinical trial initiated in the fourth quarter of 2014

	Early stage RCC (adjuvant)	•	Investigator-initiated phase 2 clinical trial to be initiated in early 2015

	Other solid tumors	•	Two phase 2 clinical trials expected to be initiated in late 2014 or early 2015

AGS-004	HIV	•	Enrollment in phase 2b clinical trial complete; data expected in the fourth quarter of 2014

		•	First stage of investigator-initiated clinical trial for HIV eradication began in May 2014

		•	Clinical trial for long-term viral control in pediatric patients expected to be initiated in early 2015

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

We are initially developing AGS-003 to be used in combination with sunitinib and other targeted therapies for first-line treatment of mRCC We are currently enrolling patients in our pivotal phase 3 ADAPT clinical trial of AGS-003 in combination with sunitinib compared to sunitinib monotherapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We plan to enroll approximately 450 intermediate and poor risk patients with mRCC that pathologists have classified as predominately clear cell. The primary endpoint of the trial is overall survival. As of October 31, 2014, we had collected tumor from approximately 700 patients for eligibility and had enrolled and randomized approximately 260 patients in the trial. We expect to complete tumor collection of patients by the end of 2014 and to complete enrollment and randomization of patients for the clinical trial in the first quarter of 2015. We have established an independent data monitoring committee that will conduct interim analyses of the trial data for safety and futility at such times as 25%, 50% and 75% of the required events for subjects randomized to the treatment phase of the trial have occurred.

We are also exploring the use of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors. We are sponsoring investigator initiated clinical trials of AGS-003 for the treatment of these indications which we expect will begin in early 2015.

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

We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. In May 2014, the first patient was enrolled in an investigator-initiated Phase 2 clinical trial of AGS-004 in up to twelve adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose that we are conducting in collaboration with the University of North Carolina.  As of October 31, 2014, six patients had been enrolled in the trial.  This trial is being conducted in two stages. Stage 1 of this trial is designed to study immune response kinetics to AGS-004 in patients on continuous ART therapy. The purpose is to better define the optimal dosing strategy in combination with a latency-reversing therapy. We plan for these patients to rollover into Stage 2, a separate protocol that will study AGS-004 in combination with one of the latency-reversing drugs. In January 2014, Collaboratory of AIDS Researchers for Eradication, or CARE, agreed that it would fund all patient clinical costs of this phase 2 clinical trial, except for the associated manufacturing costs for which we will be responsible. We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for antiretroviral drug therapy. Accordingly, we plan to initiate in early 2015 a phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems, have been treated with antiretroviral therapy since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus (see NIH Funding below).

In September 2013, we completed patient enrollment in our ongoing NIH-funded phase 2b clinical trial of AGS-004 in 53 HIV-infected patients. The primary endpoint of this trial is a comparison of the median viral load in AGS-004-treated patients with the median viral load in patients receiving placebo after 12 weeks of antiretroviral treatment interruption. Secondary endpoints of this trial include comparisons between AGS-004-treated patients and patients receiving placebo with respect to viral measurement changes from immediately prior to the commencement of antiretroviral therapy to the end of the planned treatment interruption, duration of treatment interruption, changes in CD4+ T-cell counts, an indicator of the health of the immune system, and assessment of increases in antiviral immunity between AGS-004 treated and placebo-treated patients. We designed this trial to confirm the data obtained in our phase 2a clinical trial and provide proof of concept of the ability of AGS-004 to induce an immune response to eliminate the cells responsible for viral replication. We expect to report data from this trial in the fourth quarter of 2014.

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

Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. This amount includes the September 2014 modification of the contract under which the NIH and NIAID agreed to fund up to an additional $500,000 to cover a portion of the manufacturing costs of the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 2016. Since September 2010, we have received reimbursement of our allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH in September 2010. These provisional indirect cost rates are subject to adjustment based on our actual costs pursuant to the agreement with the NIH and may result in additional payments to us from the NIH and the NIAID to reflect our actual costs since September 2010.

We have recorded revenue of $36.7 million through September 30, 2014 under the NIH contract. This contract is the only arrangement under which we currently generate revenue. As of September 30, 2014, there was up to $3.1 million of potential revenue remaining to be earned under the agreement with the NIH.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and the Three and Nine Months Ended September 30, 2014

The following table summarizes the results of our operations for the three and nine months ended September 30, 2013 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2013	2014	Change	Change	2013	2014	Change	Change
	(in thousands)
Revenue	$981	$399	$(582)	(59.3)%	$3,706	$1,671	$(2,035)	(54.9)%
Operating expenses
Research and development	5,630	12,999	7,369	130.9%	16,922	32,040	15,118	89.3%
General and administrative	1,024	2,320	1,296	126.6%	3,042	6,120	3,078	101.2%

Total operating expenses	6,654	15,319	8,665	130.2%	19,964	38,160	18,196	91.1%

Loss from operations	(5,673)	(14,920)	(9,247)	163.0%	(16,258)	(36,489)	(20,231)	124.4%

Interest income	—	14	14	*	2	51	49	*
Interest expense	—	(180)	(180)	*	—	(526)	(526)	*
Change in fair value of warrant liability	—	—	—	*	355	—	(355)	*
Investment tax credits	—	—	—	*	—	141	141	*
Other expense	—	(15)	(15)	*	—	(263)	(263)	*

Net loss	$(5,673)	$(15,101)	$(9,428)	166.2%	$(15,901)	$(37,086)	$(21,185)	133.2%

_______________
*	Not meaningful

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

Substantially all of our revenue has been derived from our NIH contract. Revenue was $1.0 million for the three months ended September 30, 2013, compared with $0.4 million for the three months ended September 30, 2014, a decrease of $0.6 million, or 59.3%. The $0.6 million decrease for the three months ended September 30, 2014 is due to a $0.7 million decline in reimbursement under our NIH contract associated with decreased activity in the three months ended September 30, 2014 with respect to our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined. This decrease in revenue was partially offset by $0.1 million in revenue recognized in connection with a technology transfer with Medinet during the three months ended September 30, 2014.

Revenue was $3.7 million for the nine months ended September 30, 2013, compared with $1.7 million for the nine months ended September 30, 2014, a decrease of $2.0 million, or 54.9%. The $2.0 million decrease for the nine months ended September 30, 2014 is due to a $2.1 million decline in reimbursement under our NIH contract associated with decreased activity in the nine months ended September 30, 2014 with respect to our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined. This decrease in revenue was partially offset by $0.1 million in revenue recognized in connection with a technology transfer with Medinet during the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Direct research and development expense by program:
AGS-003	$2,413	$4,912	$7,920	$11,788
AGS-004	303	153	1,385	809
Commercial manufacturing development	—	3,600	—	7,843
Other	16	49	38	113

Total direct research and development program expense	2,732	8,714	9,343	20,553
Indirect research and development expense	2,898	4,285	7,579	11,487

Total research and development expense	$5,630	$12,999	$16,922	$32,040

Research and development expenses were $5.6 million for the three months ended September 30, 2013, compared with $13.0 million for the three months ended September 30, 2014, an increase of $7.4 million, or 130.9%. The increase in research and development expense primarily reflects a $6.0 million increase in direct research and development expense and a $1.4 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•
Direct research and development expense for AGS-003 increased from $2.4 million for the three months ended September 30, 2013 to $4.9 million in the three months ended September 30, 2014. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib in the three months ended September 30, 2014 as compared with the three months ended September 30, 2013; and

•
Direct research and development expense with respect to AGS-004 decreased from $0.3 million in the three months ended September 30, 2013 to $0.2 million in the three months ended September 30, 2014 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

•	We also incurred $3.6 million of direct research and development expense related to the initiation of our commercial manufacturing development efforts during the three months ended September 30, 2014.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 75 employees engaged in research and development activities as of September 30, 2013 compared with 91 employees as of September 30, 2014.

Research and development expenses were $16.9 million for the nine months ended September 30, 2013, compared with $32.0 million for the nine months ended September 30, 2014, an increase of $15.1 million, or 89.3%. The increase in research and development expense primarily reflects a $11.2 million increase in direct research and development expense and a $3.9 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•
Direct research and development expense for AGS-003 increased from $7.9 million for the nine months ended September 30, 2013 to $11.8 million in the nine months ended September 30, 2014. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013; and

•
Direct research and development expense with respect to AGS-004 decreased from $1.4 million in the nine months ended September 30, 2013 to $0.8 million in the nine months ended September 30, 2014 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined, partially offset by $0.2 million costs to support stage 1 of an investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients aimed at eradication of the virus that began in May 2014..

•	We also incurred $7.8 million of direct research and development expense related to the initiation of our commercial manufacturing development efforts during the nine months ended September 30, 2014.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 75 employees engaged in research and development activities as of September 30, 2013 compared with 91 employees as of September 30, 2014.

We expect that our research and development expenses will increase for the foreseeable future as we seek to complete development of AGS-003 and AGS-004.

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

General and Administrative Expenses

General and administrative expenses were $1.0 million for the three months ended September 30, 2013, compared with $2.3 million for the three months ended September 30, 2014, an increase of $1.3 million or 126.6%. This increase is primarily due to an additional $0.3 million in personnel costs, including salaries, benefits and stock-based compensation; an increase of $0.7 million in outside services including legal, patent, and other consulting services; and an increase of $0.3 million in expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance.

General and administrative expenses were $3.0 million for the nine months ended September 30, 2013, compared with $6.1 million for the nine months ended September 30, 2014, an increase of $3.1 million or 101.2%. This increase is primarily due to an additional $1.1 million in personnel costs, including salaries, benefits and stock-based compensation; an increase of $1.2 million in outside services including legal, patent, and other consulting services; and an increase of $0.8 million in expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance.

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and as we adjust to operating as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

Interest Expense

Interest expense was $152 for the three months ended September 30, 2013, compared with $179,808 for the three months ended September 30, 2014. Interest expense was $513 for the nine months ended September 30, 2013, compared with $526,244 for the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013.

Change in Fair Value of Warrant Liability

Income from the change in fair value of the warrant liability was $0.4 million for the nine months ended September 30, 2013, compared with none for the nine months ended September 30, 2014. The 2013 amount represented the decrease in the fair value of the warrant liability during the nine months ended September 30, 2013. In July 2013, in connection with the series D-1 exchange, all of our outstanding warrants to purchase shares of our series C preferred stock and series D-1 preferred stock were cancelled. As a result, there were no warrants to purchase preferred stock outstanding as of December 31, 2013 or September 30, 2014.

Investment Tax Credits

Other income of $140,556 was recognized during the nine months ended September 30, 2014 for scientific research and experimental development, or SR&ED, investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received. No such credits were received during the three or nine month periods ended September 30, 2013.

Other Expense

We had no other expenses for the three months ended September 30, 2013, compared with $15,664 in other expense for the three months ended September 30, 2014. We had no other expenses for the nine months ended September 30, 2013, compared with $263,289 for the nine months ended September 30, 2014. Under a previous loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. The Company’s initial public offering closed on February 12, 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2014, we had cash, cash equivalents and short-term investments of $69.5 million.

Since our inception in May 1997 through September 30, 2014, we have funded our operations principally with $215.3 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, and $103.8 million from government contracts, grants and license and collaboration agreements.

As of September 30, 2014, the gross proceeds we had received from the issuance and sale of our preferred stock were as follows:

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

On September 29, 2014, we entered into a venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders, under which we may borrow up to $25.0 million in two tranches of $12.5 million each, or the Loan Facility.

We borrowed the first tranche of $12.5 million upon the closing of the transaction on September 29, 2014.  Subject to certain other funding conditions, the second tranche of $12.5 million will be available for drawdown at any time commencing on the date we complete the enrollment and randomization of patients in our Phase 3 trial of AGS-003 and continuing until September 30, 2015.  The per annum interest rate for each tranche will be a floating rate equal to 9.25% plus the amount by which the one-month LIBOR Rate exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate).  The total per annum interest rate shall not exceed 10.75%.

We have agreed to repay the first tranche of $12.5 million on an interest only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement.  We have agreed to repay any amounts advanced under the second tranche of $12.5 million in 18 monthly payments of interest only followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan, which is 42 months following the date we draw down the second tranche loan.  In addition, a final payment equal to 5.0 % of the amount drawn under the second tranche loan will be due on the scheduled maturity date for such loan, or such earlier date specified in the Loan Agreement.  In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets other than our intellectual property. We also have agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions.

The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain certain financial metrics, and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, we issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of our Common Stock at a per share exercise price of $9.06, or the Warrants.  The Lenders may not exercise the Warrants for more than 41,390 of such shares of Common Stock until the earliest to occur of (i) a merger or consolidation of the Company, or a sale of all or substantially all of its assets, (ii) our satisfaction of the conditions precedent to the making of the second tranche loan, and (iii) the funding of the second tranche loan.  The Warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the Warrants.

On August 18, 2014, we entered into a Lease Agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC.

Under the Lease Agreement, we will lease certain land and an approximately 97,500 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house our corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace our existing lease, located at 4233 Technology Drive, Durham North Carolina, which currently expires in November 2016. The shell of the new facility will be constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be May 1, 2015.  We have the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2013	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,247)	$(32,431)
Investing activities	3,785	(7,720)
Financing activities	21,476	57,111
Effect of exchange rate changes on cash	(5)	(4)

Net (decrease) increase in cash and cash equivalents	$10,009	$16,956

Operating Activities .  Net cash used in operating activities of $15.2 million during the nine months ended September 30, 2013 was primarily a result of our $15.9 million net loss and non-cash items of $0.7 million. These non-cash items reflect depreciation and amortization expense of $0.5 million and compensation expense related to stock options of $0.6 million, partially offset by the gain recorded due to the decrease in fair value of our warrant liability of $0.4 million.

Net cash used in operating activities of $32.4 million during the nine months ended September 30, 2014 was primarily a result of our $37.1 million net loss, partially offset by non-cash items of $3.1 million and changes in operating assets and liabilities of $1.6 million. These non-cash items primarily consisted of depreciation and amortization of $0.4 million, compensation expense related to stock options of $2.1 million and interest accrued on long-term debt of $0.5 million. Accounts payable increased by $1.8 million, which was partially offset by an increase in deferred financing costs of $0.1 million.

Investing Activities.  Net cash provided by (used in) investing activities amounted to $3.8 million and ($7.7) million for the nine months ended September 30, 2013 and 2014, respectively. Cash provided by and used in investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases, sales and maturities of short-term investments. Cash provided by investment activities during the nine months ended September 30, 2013 was primarily due to sales of short-term investments. Cash used in investment activities during the nine months ended September 30, 2014 primarily consisted of $20.2 million of purchases of short-term investments with funds received in our initial public offering, a transfer of 1.3 million of cash as a deposit to a bank to secure a letter of credit under a long-term facilities lease, partially offset by $14.6 million of sales and maturities of short-term investments. Purchases of property and equipment totaled $0.4 million and $0.8 million during the nine months ended September 30, 2013 and 2014, respectively.

Financing Activities.  Net cash provided by financing activities amounted to $21.5 million and $57.1 million for the nine months ended September 30, 2013 and 2014, respectively. Cash provided by financing activities for the nine months ended September 30, 2013 consisted primarily of proceeds of $22.0 million from the sale of our series E preferred stock, partially offset by stock issuance costs of $0.5 million. Cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014, $12.5 million of loan proceeds from our Loan Agreement, which closed on September 29, 2014, partially offset by stock and debt issuance costs totaling $5.2 million and payments on notes payable.

Other Significant Changes in Consolidated Balance Sheet as of September 30, 2014 Compared with December 31, 2013

Short-term investments increased by $5.6 million due to proceeds received from our initial public offering in February 2014. Property and equipment, net, increased by $2.9 million primarily due to the $2.6 million asset that we recognized related to a lease agreement signed in August 2014 for our new manufacturing facility and $0.3 million from construction in progress. Additionally, we recognized a $2.6 million facility lease obligation as of September 30, 2014 related to this lease agreement. Accounts payable increased by $1.8 million primarily due to the commencement of construction of the manufacturing facility. Long-term debt increased by $12.7 million primarily related to the borrowing of $12.5 million under the venture loan and security agreement on September 29, 2014 and accrued interest on the promissory note payable to Medinet.

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

We expect that our existing cash, cash equivalents and short-term investments, including anticipated funding under our NIH contract, will enable us to fund our operating expenses into the second half of 2016. We intend to devote our cash, cash equivalents and short term investments to fund our pivotal phase 3 clinical trial of AGS-003 through data, to fund our planned phase 2 clinical trials of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors, to fund certain of the costs of the ongoing phase 2 clinical trial of AGS-004 for HIV eradication and the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete the planned build-out and equipping of a new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. We expect that we will require approximately an additional $30.0 million prior to the commercialization of AGS-003 to build out and equip the new commercial manufacturing facility that we plan to establish. In addition, we expect to spend approximately an additional $15.0 million on development, equipment and disposables, including costs incurred under the Development Agreement we entered into with Invetech Pty Ltd in October 2014. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements in the fourth quarter of 2014 or the first half of 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned build-out and equipping of the new commercial facility or may be delayed in doing so.

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

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our planned build-out and equipping of a new commercial manufacturing facility;

•	the potential need to repay the $9.0 million loan under our license agreement with Medinet;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	revenue, if any, received from sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

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

Contractual Obligations

The amounts disclosed in our 2013 Annual Report on Form 10-K include our commercial commitments and contractual obligations. Significant changes since December 31, 2013 were as follows:

On September 29, 2014, we entered into the Loan Agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC under which we may borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction on September 29, 2014. See Liquidity and Capital Resources – Sources of Liquidity for additional information regarding the Loan Agreement.

Under the Lease Agreement with TKC, we agreed to lease certain land and an approximately 97,500 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house our corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace our existing lease, which currently expires in November 2016, located at 4233 Technology Drive, Durham North Carolina. The shell of the new facility will be constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be May 1, 2015, with the Company having the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

The Lease Agreement required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $1.325 million to guarantee the letter of credit. The deposit is recorded as restricted cash as of September 30, 2014 on our consolidated balance sheet.

Under the Lease Agreement, we are deemed to be the owner of this facility during its construction period under build-to-suit lease accounting. We therefore recorded both an asset related to the facility lease obligation included in property and equipment and a facility lease obligation of $2.6 million on our consolidated balance sheet as of September 30, 2014. The total minimum lease payments aggregate $6.2 million over the 10 year life of the lease.

On October, 29, 2014, we entered into a Development Agreement with Invetech Pty Ltd, or Invetech. The Development Agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the Development Agreement, Invetech will continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech will defer 30% of its fees, but such deferral will not exceed $5,000,000.  Deferred fees (plus interest) would become payable either, at our option, in lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”).  The “Sunset Date Trigger Event” is June 30, 2016 if our current Phase 3 ADAPT clinical trial (the “Trial”) is closed early indicating positive efficacy; otherwise, December 31, 2016. Invetech is entitled to a 10% bonus payment if the Trial is closed early indicating positive efficacy and Invetech has timely completed all activities up to the time of such early closure. The Development Agreement requires the parties to discuss in good faith Invetech’s supply of Production Systems for use in manufacturing commercial product. We have an obligation to purchase $25.0 million worth of Production Systems, components, subsystems and spare parts for commercial use. Once that obligation has been satisfied, we have the right to have a third party supply Production Systems for use in manufacturing commercial product provided that Invetech has a right of first refusal with respect to any offer by a third party and we may not accept an offer from a third party unless that offer is at a price that is less than that offered by Invetech and otherwise under substantially the same or better terms. We will own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein-under which we will have a license).  The Development Agreement will continue until the completion of the development of the Production Systems. The Development Agreement can be terminated early by either party because of a technical failure or by us without cause.

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

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2014, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities by building out and equipping a commercial manufacturing facility for our Arcelis-based product candidates;

•	maintaining patent and trade secret protection and regulatory exclusivity for our product candidates, both in the United States and internationally;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of the products following any marketing approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If clinical trials of our product candidates, such as our ongoing pivotal phase 3 clinical trial of AGS-003, fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

Since inception, we have incurred significant operating losses. Our net loss, after attribution to the noncontrolling interest, was $20.1 million for the year ended December 31, 2011, $10.5 million for the year ended December 31, 2012, $23.9 million for the year ended December 31, 2013 and $37.1 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $187.9 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of our preferred stock, convertible debt financings, bank debt, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing phase 3 clinical trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of cancers;

•	initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	build out and equip a new commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates, building out and equipping a new commercial manufacturing facility and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our phase 3 clinical trial of AGS-003, initiate additional clinical trials of AGS-003 and AGS-004, seek regulatory approval for our product candidates and lease, build out and equip a new commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs, our plans to build out and equip a new commercial manufacturing facility or our commercialization efforts.

As of September 30, 2014, we had cash, cash equivalents and short-term investments of $69.5 million and working capital of $66.1 million. We expect that our existing cash, cash equivalents and short-term investments, including anticipated funding under our NIH contract, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016, including funding our ongoing phase 3 clinical trial of AGS-003, our planned phase 2 clinical trials of AGS-003, our ongoing and planned phase 2 clinical trials of AGS-004 and to initiate the build-out and equipping of our new commercial manufacturing facility.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete the planned build-out and equipping of a new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. We expect that we will require approximately an additional $30.0 million prior to the commercialization of AGS-003 to build out and equip the new commercial manufacturing facility that we plan to establish. In addition, we expect to spend approximately an additional $15.0 million on development, equipment and disposables, including costs incurred under the Development Agreement we entered into with Invetech Pty Ltd in October 2014. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements in the fourth quarter of 2014 or the first half of 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned build-out and equipping of the new commercial facility or may be delayed in doing so.

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

We currently intend to collaborate with third parties for the manufacturing, development or commercialization of AGS-003 outside of North America. We plan to seek government or other third party funding for the continued development of AGS-004 and to collaborate with third parties for the development and commercialization of AGS-004. If we raise additional funds through government or other third party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If the loan from Medinet becomes due and we do not repay it, we have agreed to grant Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer.

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

We currently intend to commercialize AGS-003 independently in North America. We intend to collaborate with other third parties to manufacture, develop or commercialize AGS-003 outside North America. We have entered into an exclusive license agreement with Pharmstandard International S.A., or Pharmstandard, for the development and commercialization of AGS-003 in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of AGS-003 in South Korea. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan AGS-003 for the purpose of development and commercialization for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. We also plan to seek government or other third party funding for continued development of AGS-004 and to collaborate with third parties to develop and commercialize AGS-004. Our likely collaborators for any development, distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Risks Related to the Manufacturing of Our Product Candidates

We plan to build out and equip a new facility to manufature our Arcelis-based products on a commercial scale using automated processes.  We do not have experience in manufacturing Arcelis-based products on a commercial scale or using automated processes. If, due to our lack of manufacturing experience, we cannot manufacture our Arcelis-based products on a commercial scale successfully or manufacture sufficient product to meet our expected commercial requirements, our business may be materially harmed.

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a lease agreement to lease certain land and an approximately 97,500 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. We began construction of the facility in October 2014 and plan to build out and equip this new facility to manufacture our Arcelis-based products on a commercial scale using automated processes.

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

We have commenced the build out of a new commercial manufacturing facility and plan to equip this facility based on automated manufacturing processes and augment our manufacturing personnel in advance of any regulatory submission for approval of AGS-003. If we fail to build out and equip a new commercial manufacturing facility in compliance with regulatory requirements, implement our automated processes or augment our manufacturing personnel, we may not be able to initiate commercial operations or produce sufficient product to meet our expected commercial requirements.

In order to meet our business plan, which contemplates our manufacturing product internally using automated processes for the commercial requirements of AGS-003 and any other Arcelis-based product candidates that might be approved, we will need to build out and equip a new commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval of AGS-003. The build-out and equipping of our facilities will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

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

•	build and validate processing equipment that complies with cGMP and cGTP;

•	build out and equip a suitable manufacturing facility to accommodate the automated manufacturing process;

•	perform process testing with final equipment, disposable components and reagents to demonstrate that the methods are suitable for use in cGMP and cGTP manufacturing;

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

We expect to complete this implementation by mid-2016, but such implementation could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all. We are collaborating with Invetech to develop the equipment necessary to implement the automated manufacturing processes for Arcelis-based products.  If Invetech does not perform as expected under the agreement or the project with Invetech is unsuccessful for any other reason, our business could be adversely affected and our timelines for AGS-003 could be delayed.

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

If our existing manufacturing facility or the new commercial manufacturing facility that we plan to build out and equip are damaged or destroyed, or production at one of these facilities is otherwise interrupted, our business and prospects would be negatively affected.

We currently have a single manufacturing facility and expect that the new commercial manufacturing facility that we plan to build out and equip will be our only commercial manufacturing facility in North America. If our existing manufacturing facility or the new commercial manufacturing facility that we plan to build out and equip, or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either our existing manufacturing facility or the planned new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

Risks Related to Our Common Stock

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 63.3% of our common stock as of October 31, 2014. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, owns, in the aggregate, approximately 30.5% of our outstanding common stock as of October 31, 2014. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

An active trading market for our common stock may not be sustained.

Our common stock began trading on The NASDAQ Global Market on February 6, 2014.  Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $5.61 and high of $13.74 during the period of February 7, 2014 through November 1, 2014. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding securities sold or issued by us during the three months ended September 30, 2014, that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

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

As of September 30, 2014, we had used approximately $28.6 million of the net offering proceeds to fund the costs of our ongoing pivotal phase 3 clinical trial of AGS-003 for the treatment of mRCC and for working capital and general corporate purposes.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 6, 2014 pursuant to Rule 424(b) of the Securities Act.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: November 14, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Lease Agreement, dated August 18, 2014, between Argos Therapeutics, Inc. and TKC LXXII, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2014)

10.2
Venture Loan and Security Agreement, dated September 29, 2014, by and among Argos Therapeutics, Inc., Horizon Technology Finance Corporation and Fortress Credit Co LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2014)

10.3	Warrant issued to Horizon Technology Finance Corporation dated September 29, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 30, 2014)

10.4	Warrant issued to Fortress Credit Co LLC dated September 29, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 30, 2014)

10.5*+	Development Agreement, dated October 29, 2014, between Argos Therapeutics, Inc. and Invetech Pty Ltd.

10.6*	First Amendment to Lease Agreement, dated September 10, 2014, between Argos Therapeutics, Inc. and TKC LXXII, LLC

10.7*	Second Amendment to Lease Agreement, dated September 17, 2014, between Argos Therapeutics, Inc. and TKC LXXII, LLC

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.