Form 10-K
period 2014-12-31
ARGOS THERAPEUTICS INC
filed 2015-03-31
CIK 1105533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $59.6 million based upon the closing price for shares of the registrant’s common stock of $8.03 as reported by the NASDAQ Global Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.

As of March 23, 2015, there were 19,688,802 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Annual Report on Form 10-K are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

•
the timing and conduct of our phase 3 clinical trial of AGS-003 for the treatment of metastatic renal cell carcinoma, or mRCC, and phase 2 clinical trials of AGS-003, including the timing of enrollment and completion of the trials and the period in which the results of the trials are anticipated to become available;

•
the timing and conduct of our two phase 2 clinical trials of AGS-004 for the treatment of HIV, one for HIV eradication and one for long-term viral control in pediatric patients, including the timing of enrollment and the completion of the trials and the period in which results of the trials are anticipated to become available;

•
our ability to obtain U.S. and foreign marketing approval for AGS-003 for the treatment of mRCC and for AGS-004 for the treatment of HIV, and the ability of these product candidates to meet existing or future regulatory standards;

•	the potential benefits of our Arcelis platform and our Arcelis-based product candidates;

•	our ability to build out and equip a new North American commercial manufacturing facility and supply on a commercial scale our Arcelis-based products;

•	our intellectual property position and strategy;

•	our expectations related to the sufficiency of our cash, cash equivalents and short-term investments;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidates;

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of fully personalized immunotherapies for the treatment of cancer based on our proprietary technology platform called Arcelis.

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib and other targeted therapies for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. Patients in the trial will initially be treated with sunitinib.  However, under the trial protocol, if sunitinib is discontinued due to disease progression or toxicity, it can be replaced with another approved targeted therapy. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. We expect to complete enrollment by the end of second quarter 2015 and that the first interim analysis by the trial's independent data monitoring committee will be conducted in second quarter 2015. We also expect to have data from this trial in the second half of 2016 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred.

We believe that AGS-003 may be capable of treating a wide range of cancers and are planning to evaluate AGS-003 in clinical trials in additional cancer indications.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed three clinical trials of AGS-004. These include phase 1 and phase 2a trials funded by government grants and a phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. In addition, we are supporting an investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients that is being conducted to evaluate the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and we plan to support a second investigator-initiated phase 2 clinical trial of AGS-004 in 2015, to evaluate AGS-004 for long-term viral control in pediatric patients.

Our Arcelis Platform

Our proprietary Arcelis technology platform utilizes biological components from a patient’s own cancer cells or virus to generate fully personalized immunotherapies. These immunotherapies employ specialized white blood cells called dendritic cells to activate an immune response specific to the patient’s own disease. Arcelis is based on the work of Dr. Ralph Steinman, winner of the 2011 Nobel Prize in medicine for the discovery of the role of dendritic cells in the immune system. We believe our Arcelis-based immunotherapies are applicable to a wide range of cancers and infectious diseases and have the following attributes that we consider critical to a successful immunotherapy:

•	target a patient’s disease-specific antigens, including mutated antigens, to elicit a potent immune response that is specific to the patient’s own disease;

•	overcome the immune suppression that exists in cancer and infectious disease patients;

•	induce memory T-cells, a specialized type of immune cell that is known to correlate with improved clinical outcomes for cancer and HIV patients;

•	have minimal toxicity; and

•	can be produced using a automated centralized manufacturing process at a cost that will be comparable to biologics.

We believe that our immunotherapies combine the advantages of other approaches to immunotherapy, including antigen-based approaches and pathway-based approaches such as checkpoint inhibition, while addressing the limitations they present.

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC (clear cell)	•	Ongoing pivotal phase 3 clinical trial; completion of enrollment expected by the end of second quarter 2015; overall survival data expected in the second half of 2016

	mRCC (non-clear cell)	•	Phase 2 investigator-initiated clinical trial expected to begin in the second half of 2015

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated phase 2 clinical trial; initial data expected in 2016

	Early stage RCC (adjuvant)	•	Investigator-initiated phase 2 clinical trial expected to begin mid-2015; initial data expected in 2016

	Advanced solid tumors	•	Two investigator-initiated phase 2 clinical trials expected to begin in the second half of 2015

AGS-004	HIV	•	Phase 2b clinical trial complete; data announced on January 9, 2015

		•	Ongoing first stage of investigator-initiated phase 2 clinical trial for HIV eradication; Second stage expected to begin in the second half of 2015

		•	Investigator-initiated phase 2 clinical trial for long-term viral control in pediatric patients planned for the second half of 2015

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., and rights to AGS-003 in South Korea, which we exclusively licensed to Green Cross Corp. We have granted MEDcell Co., Ltd., or Medinet, an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. We plan to enroll approximately 450 patients in the trial to generate 290 events for the primary endpoint of overall survival. We plan to enroll these patients at approximately 140 clinical sites in North America and Europe. Under the trial protocol, these patients will be randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. As of February 28, 2015, we have enrolled and randomized approximately 340 patients in the trial. We expect to complete enrollment by the end of second quarter 2015 and to have data from this trial in the second half of 2016 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred.

We believe that AGS-003 may be capable of treating a wide range of cancers and are planning to evaluate AGS-003 in clinical trials in additional cancer indications. In the second half of 2015, we plan to support an investigator-initiated open label phase 2 clinical trial of AGS-003 in patients with mRCC and non-clear cell, or NCC, histology. In the trial, we plan to evaluate the safety, efficacy and immunologic effects of AGS-003 when combined with targeted therapy in approximately 30 to 40 NCC mRCC patients.

In addition, we are supporting or plan to support two investigator-initiated phase 2 clinical trials, which are designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to and following nephrectomy. The initial trial, which is designed to evaluate AGS-003 prior to nephrectomy, opened for enrollment late 2014 (neoadjuvant study) and the second trial to evaluate AGS-003 after standard nephrectomy (adjuvant RCC study) is on track to begin mid-2015. We expect that a total of 40 to 50 patients will be enrolled these two trials and that initial data from these trials will be available in 2016.

We also plan to begin additional investigator-initiated clinical trials of AGS-003, potentially in combination with other therapies, in other advanced solid tumor types, including bladder cancer and non-small cell lung cancer, or NSCLC, in the second half of 2015.

AGS-004

We are developing AGS-004 for the treatment of HIV and plan to focus this program on the use of AGS-004 in combination with other therapies for the eradication of HIV. The current standard of care, antiretroviral drug therapy, or ART, can reduce levels of HIV in a patient’s blood, increase the patient’s life expectancy and improve the patient’s quality of life. However, ART cannot eliminate the virus, which persists in latently infected cells, remains undetectable by the immune system and can recur. In addition, ART requires daily, life-long treatment and can have significant side effects.

We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in up to twelve adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial is designed to study immune response kinetics to AGS-004 in patients on continuous ART. The purpose is to better define the optimal dosing strategy in combination with a latency-reversing therapy. We expect that patients in Stage 1 will rollover into Stage 2, a separate protocol that will study AGS-004 in combination with one of the latency-reversing drugs. In January 2014, Collaboratory of AIDS Researchers for Eradication, or CARE, agreed that it would fund all patient clinical costs for Stage 1 of this phase 2 clinical trial, except for the associated manufacturing costs for which we are responsible.

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, if the protocol and government funding are approved, we plan to support in the second half of 2015, an investigator-initiated phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems, have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus.

In September 2013, we completed patient enrollment in our NIH-funded phase 2b clinical trial of AGS-004 in 53 HIV-infected patients. The primary endpoint of this trial was a comparison of the median viral load in AGS-004-treated patients with the median viral load in patients receiving placebo after 12 weeks of ART treatment interruption. Secondary endpoints of this trial include comparisons between AGS-004-treated patients and patients receiving placebo with respect to viral measurement changes from immediately prior to the commencement of ART to the end of the planned treatment interruption, duration of treatment interruption, changes in CD4+ T-cell counts, an indicator of the health of the immune system, and assessment of increases in antiviral immunity between AGS-004 treated and placebo-treated patients. We designed this trial to confirm the data that we obtained from the phase 2a clinical trial that we conducted in HIV infected patients and provide proof of concept of the ability of AGS-004 to induce an immune response to eliminate the cells responsible for viral replication.

In January 2015, we announced top-line results from the trial. The primary endpoint of the trial, which required a 1.1 Log lower median viral load after 12 weeks of interruption of ART in the treatment group versus the placebo group, was not achieved.  However, we believe that data from the trial provided evidence of the ability of AGS-004 to induce memory T-cell responses which may have directly impacted the latent viral reservoir. Of the evaluated 22 patients who received AGS-004 and completed the 12-week treatment interruption period, 15 patients or approximately 70 percent had positive antiviral memory T-cell responses prior to beginning the treatment interruption versus zero percent of placebo patients. Within the AGS-004 treatment group, those patients that had antiviral memory T-cell responses had significantly fewer CD4+ T-cells with integrated HIV DNA when compared to non-responders. These findings relate directly to the utilization of AGS-004 in our ongoing adult eradication study and a planned pediatric study, where one of the key objectives is to decrease the latent HIV reservoir.

In the phase 2b trial, 54 patients received four doses of AGS-004 or placebo every four weeks while on standard ART, and then began a 12-week ATI, during which dosing continued every four weeks. In total, 36 participants completed ATI, 23 of whom received AGS-004. The trial was fully funded by NIH and NIAID.

We believe that by demonstrating that AGS-004 induced memory T-cell responses in a majority of patients and that those immune responders had fewer CD4+ T-cells with integrated HIV DNA, these data suggest that induced anti-viral memory T-cell responses may contribute to lower persistent viral reservoirs. These data support our plans to continue testing AGS-004 in the studies aimed at decreasing or eliminating the latent HIV reservoir. In addition, based on these data we believe that more frequent dosing of AGS-004 during ART may provide further benefit, but also highlight the need to better understand the mechanisms of immune evasion employed by the HIV virus in the absence of ART.

We believe the results of the AGS-004 Phase 2b trial allow us to now ask if combining AGS-004 treatment with HDAC inhibitors, part of a new class of latent reservoir mobilizers, will lead to the elimination of HIV-infected cells.

Strategy

Our goal is to become a leading biopharmaceutical company focused on discovering, developing and commercializing personalized immunotherapies for the treatment of a wide range of cancers. Key elements of our strategy are:

•	complete clinical development and seek marketing approvals of AGS-003 for the treatment of mRCC;

•	expand clinical development of AGS-003 in other cancers, including non-clear cell mRCC, early stage RCC and other solid tumors;

•	commercialize AGS-003 in North America independently and with third parties outside North America;

•
establish automated manufacturing processes based on our existing functioning prototypes of automated devices and, prior to the filing of our BLA for AGS-003, build out and equip a new North American facility for the commercial manufacture of products based on our Arcelis platform; and

•
continue clinical development of AGS-004 for the treatment of HIV, potentially through government funding or other third party funding, and collaborate with third parties for commercialization on a worldwide basis;

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

Pathway-Based Approaches

Immunotherapies that rely on the pathway approach are designed to overcome immunosuppression in patients by blocking signaling pathways that prevent T-cell activation and function. A new class of monoclonal antibody-based immunotherapies known as checkpoint inhibitors are being developed on the basis of this approach. For example, Bristol-Myers Squibb’s immunotherapy Yervoy (ipilimumab), an FDA-approved treatment for patients with unresectable or metastatic melanoma, is designed to act by blocking the function of a protein expressed in activated T-cells called CTLA4, which acts as a T-cell “off” switch. By blocking the function of CTLA4, the patient’s T-cells can become activated, resulting in an immune response against tumors. Another pathway that immunotherapies are being developed to address is the PD-1/PD-L1 pathway. In this pathway, activated T-cells expressing the protein PD-1 are disabled when binding occurs between PD-1 and its ligand, PD-L1, which is expressed on tumor cells. Immunotherapies are being developed to interrupt this pathway by binding to the PD-1 protein or the PD-L1 ligand to prevent them from binding with each other. Immunotherapies that use a pathway approach have demonstrated the ability to effectively overcome immunosuppression and enable T-cells to function against tumor cells and potentially virus-infected cells. However, pathway-based immunotherapies are limited because they act systemically to enable T-cells to function and do not specifically target a patient’s tumor or the associated antigens. This lack of specificity can negatively impact healthy tissue and generate unwanted toxicity.

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

We believe that our Arcelis platform allows us to create fully personalized immunotherapies capable of treating a wide range of cancers and infectious diseases using a automated manufacturing process at a cost that will be comparable to other biologics. Specifically, our Arcelis platform allows us to:

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

We are currently conducting our pivotal phase 3 ADAPT clinical trial of AGS-003 plus sunitinib / targeted therapy compared to sunitinib / targeted therapy monotherapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We plan to enroll in the trial approximately 450 intermediate and poor risk patients with mRCC that pathologists have classified as predominately clear cell. The primary endpoint of the trial is overall survival. As of February 28, 2015, we had enrolled and randomized approximately 340 patients in the trial. We expect to complete enrollment by the end of second quarter 2015 and to have data from the trial in the second half of 2016. We have established an independent data monitoring committee that will conduct interim analyses of the trial data at such times as when approximately 25%, 50% and 75% of the required events for subjects randomized to the treatment phase of the trial have occurred.

In April 2012, the FDA notified us that we have obtained fast track designation for AGS-003 for the treatment of mRCC. We are also planning to explore the use of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other advanced solid tumors, such as bladder cancer and non-small cell lung cancer, or NSCLC. We have or plan to support investigator-initiated clinical trials of AGS-003 for the treatment of these indications which began in late 2014 or will begin in 2015.

Renal Cell Carcinoma

RCC is the most common type of kidney cancer. The ACS estimates that there were 63,920 new cases of kidney cancer and 13,860 deaths from this disease in the United States in 2014. The NCCN estimates that 90% of kidney cancer cases are RCC. For patients with RCC that had metastasized by the time RCC was first diagnosed, a condition referred to as newly diagnosed mRCC, the five-year survival rate has historically been approximately 12%.

ACS statistics indicate that approximately 25% of newly diagnosed RCC patients present with mRCC annually in the United States. Additional patients who were initially diagnosed with earlier stage RCC may also progress to mRCC as these patients suffer relapses. The NCCN estimates between 20% to 30% of patients with early stage RCC will relapse within three years of surgical excision of the primary tumor. Although the NCI does not provide prevalence of RCC by stage, based on the NCCN’s three-year relapse rate, we estimate that there may be up to an additional 10,000 to 15,000 cases of mRCC identified annually in the United States. Combining newly diagnosed mRCC patients with patients who relapse, we estimate that there may be between 20,000 to 25,000 new cases of mRCC in the United States each year. We estimate, based on publicly available information, including 2013 quarterly and annual reports of companies that market targeted therapies approved for mRCC, that the current worldwide mRCC market for these targeted therapies exceeds $2 billion.

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

In the past few years, several targeted therapies, such as Sutent (sunitinib), Votrient (pazopanib), Torisel (temsirolimus), Nexavar (sorafenib), Avastin (bevacizumab) plus interferon-µ, Afinitor (everolimus) and Inlyta (axitinib), have been approved for the treatment of mRCC. While most of these targeted therapies have been evaluated in first-line treatment of mRCC, Sutent demonstrated a higher rate of progression free survival and overall survival in its pivotal phase 3 clinical trial than that shown by the other targeted therapies in their pivotal phase 3 clinical trials. According to an independent market research survey conducted during the second half of 2014 of 87 US-based medical oncologists and new prescription data (IMS), Sutent is still the first-line drug of choice for approximately half of newly treated advanced RCC patients. In addition, the data showed that the use of Votrient has been increasing as initial therapy for advanced RCC.

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

Outcome	(N=21)
Median OS(1)	30.2 months
Median PFS(2)	11.2 months
Complete response(3)	0 patients
Partial response(4)	9 patients
Stable disease(5)	4 patients
Immune response	CD8+ CD28+ memory T-cells correlated with OS, PFS and reduced metastatic tumor burden; IL-2 and interferon-g (IFN-g) recovery
_________________
(1)	Overall survival, or OS, is the length of time from the initiation of treatment to the patient’s death.
(2)	Progression free survival, or PFS, is the length of time from treatment initiation to the worsening of the patient’s disease or the patient’s death.
(3)	Complete response is the disappearance of all measurable target lesions and non-target lesions.
(4)	Partial response is the overall tumor regression based on a decrease of at least 30% in the overall amount of measurable tumor mass in the body and improvement or no change in non-target lesions.
(5)	Stable disease is neither sufficient decrease in tumor size to qualify as a partial response nor sufficient increase in tumor size to qualify as disease progression.

Particular observations from these data and the trial, which have informed our further clinical development of AGS-003, include:

Efficacy Analysis

•
Seven patients survived for more than 4.5 years following enrollment in this trial. As of December 31, 2014, three of these seven patients remained alive and continued to be monitored for overall survival. Two of these patients have not progressed and continue to be dosed.

•	Five poor risk patients did not receive five doses of AGS-003 due to early disease progression. Median overall survival in the 16 patients who received at least five doses of AGS-003 was 36.0 months.

•	Median overall survival in the 11 intermediate risk patients was 61.9 months. Median overall survival in the 10 poor risk patients was 9.1 months.

•
The following graphic shows data and follow-up as of December 31, 2014, the number of months that each patient in the phase 2 clinical trial survived from the time of enrollment in the trial. The three patients who remained alive as of December 31, 2014 are indicated by the arrows at the end of the bar. Two of these patients have continued AGS-003 for nearly six years. The five poor risk patients who did not receive five doses of AGS-003 are indicated with an “x” at the end of the bar.

Phase 2 Combination Therapy Clinical Trial of AGS-003:
Overall Survival

•
Of the nine patients who exhibited a partial response, four patients exhibited partial responses during the 24-week induction phase, including two patients who exhibited partial responses prior to initiation of treatment with AGS-003. The other three patients exhibited partial responses after prolonged dosing with AGS-003 during the booster phase. We do not believe that these late occurring partial responses have been observed in clinical trials of sunitinib alone. As a result, we believe that these late responses may relate to the immunologic effects of prolonged AGS-003 dosing and AGS-003’s effect on CD8+ CD28+ memory T-cells.

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

Furthermore, in a recent presentation by Dr. Sella during the 2014 ASCO Genitourinary Cancers Symposium, an analysis of median survival for 548 mRCC patientcs treated with Sutent as first-line (74%) or second-line (26%) therapy, the median survival for patients with 1-2 risk factors was 20.5 months. Notably, for 41% of these subjects who presented with 2 risk factors, their median survival was reduced to 14.1 months. In our phase 2 combination trial, median overall survival for the 11 intermediate risk patients was 61.7 months.

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

Phase 1/2 Monotherapy Clinical Trial of AGS-003:
Comparison of Survival > 30 Months

Ongoing and Planned Clinical Development

Pivotal Phase 3 Combination Therapy Clinical Trial. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapies for the treatment of newly diagnosed mRCC under an SPA with the FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013.

We have designed this trial to be a randomized, multicenter, open label trial of AGS-003 in combination with sunitinib / targeted therapy compared to sunitinib / targeted therapy monotherapy. We plan to enroll approximately 450 patients in the trial to generate 290 events for the primary endpoint of overall survival. We plan to enroll these patients at approximately 140 clinical sites in North America and Europe. Under the trial protocol, these patients will be randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted monotherapy control arm on a two-to-one basis. As of February 28, 2015, we had collected tumor from approximately 880 patients for eligibility and had enrolled and randomized approximately 340 patients in the trial. We expect to complete enrollment of the trial by the end of second quarter 2015 and to have data from this trial in the second half of 2016 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred. We have established an independent data monitoring committee that will conduct interim analyses of the data from the trial at such times as when approximately 25%, 50% and 75% of the required events in the trial have occurred.

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

Our design for this trial requires adult patients who have been newly diagnosed with mRCC with primary tumor intact and metastatic disease following nephrectomy, who have predominantly clear cell RCC based upon the tumor collected at nephrectomy and who have not received any prior therapies for RCC. Participating patients must be suitable candidates for sunitinib therapy and possess poor risk or intermediate risk disease at presentation, with the less than one year to treatment risk factor and not more than four Heng risk factors in total. As part of the trial design, the two arms of the trial will be balanced based upon known prognostic risk factors. Patients who are randomized will be stratified by number of risk factors (1, 2, 3 or 4) as well as whether they have measurable versus non-measurable metastatic disease following nephrectomy. We expect the patient population in the pivotal phase 3 clinical trial to be generally comparable to the patient population treated in our phase 2 combination therapy clinical trial. However, due to the limit on risk factors provided for by the protocol for the phase 3 clinical trial, we expect that the proportion of patients in the phase 3 clinical trial who are characterized as poor risk will be lower in the phase 3 clinical trial than in the phase 2 clinical trial. As of February 28, 2015, approximately 73% of the patients we had enrolled in the trial were intermediate risk patients (1-2 risk factors) and 27% were poor risk (3-4 risk factors).

Under the trial protocol, patients in the AGS-003 plus sunitinib / targeted therapy arm are dosed with AGS-003 once every three weeks for five doses, followed by a booster dose every three months. In accordance with its label, sunitinib dosing is administered in six-week cycles, consisting of four weeks on drug and two weeks on drug holiday. AGS-003 dosing is initiated at the end of the initial six-week sunitinib cycle. The first dose of AGS-003 is administered prior to the start of sunitinib dosing in the second sunitinib cycle. This dosing regimen is identical to the dosing regimen used in our phase 2 combination therapy clinical trial of AGS-003 and sunitinib, except that the start of the sixth dose is scheduled for week 24 to better provide patients the opportunity to receive a total of eight doses across 48 weeks. Patients in the sunitinib monotherapy control arm receive sunitinib on the same dosing schedule as patients receive sunitinib in the AGS-003-sunitinib combination arm.

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

•
We plan to support an investigator-initiated open label phase 2 clinical trial of AGS-003 in patients with mRCC and non-clear cell, or NCC, histology in the second half of 2015. In the trial, we plan to evaluate the safety, efficacy and immunologic effects of AGS-003 when combined with targeted therapy in approximately 30 to 40 NCC mRCC patients.

•
We are supporting two investigator-initiated phase 2 clinical trials, which are designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to and following nephrectomy. The initial study, which will evaluate AGS-003 prior to nephrectomy, (neoadjuvant study) is ongoing. We expect that the second trial, which will evaluate AGS-003 after standard nephrectomy (adjuvant RCC study), will begin mid-2015. We expect that between 40 and 50 patients in total will be enrolled across these two trials and that we will have initial data by 2016.

•
In addition, we plan to initiate additional investigator-initiated clinical trials of AGS-003 in other advanced solid tumor types, including bladder cancer and non-small cell lung cancer during the second half of 2015.

AGS-004 for the Treatment of Human Immunodeficiency Virus

We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed three clinical trials of AGS-004. These include phase 1 and phase 2 clinical trials that were funded by government grants and a phase 2b trial that was funded in full by the NIH.

Based on the clinical data that we have generated to date, we have determined to focus our development program on the use of AGS-004 in combination with other therapies to achieve complete virus eradication and the use of AGS-004 monotherapy to provide long-term control of HIV viral load in immunologically healthy patients and eliminate the need for ART.

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

At the same time, HIV infection causes the immune cells in HIV patients, including CD4+ T-cells and CD8+ T-cells that are not killed by the virus to be in a chronic state of activation. The persistent state of immune activation in HIV patients results in chronic inflammation. We believe that this inflammation plays a role in the elevated rates of age-related comorbidities, including malignancies and cardiovascular disease observed in HIV patients. In addition, the activation of the CD4+ T-cells supports virus replication which leads to the production of new virus and increased viral load.

HIV is a persistent virus that can rapidly adapt to its environment by mutating and creating HIV variants that are drug resistant and can evade immune attack. As a result, there are a large number of mutated variants of HIV existing in any one infected individual and no two individuals have identical viral sequences.

According to the World Health Organization, the number of people living with HIV in the world was approximately 35 million in 2013. The Centers for Disease Control and Prevention estimates that more than 1.2 million people are currently living with HIV in the United States and the number of new cases of HIV infection in the United States is expected to remain constant at approximately 50,000 cases per year.

Current treatments for HIV. In 1996, a combination of oral medications known as ART was introduced to treat patients with HIV. Since then, the introduction of new drug classes of ART and combination drug treatment strategies has enhanced treatment for HIV.

ART in HIV-infected patients can decrease levels of HIV in the blood to below the limits of detection, increase life expectancy and improve quality of life. However, there continues to be an unmet need for HIV therapies for the following reasons:

•
ART can have significant side effects. The most recent U.S. guidelines on ART treatment contain a number of tables of adverse effects of combination regimens and how to manage them. Some combinations present potentially life-threatening complications and other complications that are chronic, cumulative and overlapping, and sometimes irreversible.

•
ART requires life-long daily treatment. The risks of long-term daily administration of ART remain unknown but are potentially significant. In addition, the requirement for life-long daily treatment has made strict adherence to the treatment regime difficult. Poor compliance has led to the development of drug resistant HIV variants that are ineffectively controlled by the available armamentarium of ART.

•
ART cannot eradicate the virus and, therefore, does not cure HIV-infected patients. For example, up to 20% of patients receiving ART fail to achieve normal CD4+ T-cell counts, resulting in a continued weakened immune system. In addition, certain patients are not able to achieve effective control of the virus using current treatment regimens. ART cannot eradicate the virus because the virus persists in latently infected cells. These cells, which constitute the HIV latent reservoir, do not express HIV antigens and are therefore invisible to the immune system. Instead, these cells serve as the source for virus replication and viral rebound in the absence of ART. Following discontinuation of treatment with ART, HIV viral levels return to levels observed prior to treatment with ART within 12 weeks of treatment interruption.

AGS-004 Opportunity

We believe, based on the mechanism of action of AGS-004 and the clinical data that we have generated, that AGS-004 has the potential to address this unmet need for the following reasons:

•
Potential to Eradicate HIV in Combination with Latency Reversing Drugs. A number of companies and academic groups are evaluating drugs that can potentially activate the latently infected cells to increase viral antigen expression and make the cells vulnerable to elimination by the immune system. We believe that treating HIV-infected patients, who are being successfully treated with ART, with a combination of AGS-004 and one of these latency reversing drugs could lead to activation of antigen expression from the latently infected cells along with a potent memory T-cell response that is specific to the patient’s own unique viral antigens. We believe that this approach could potentially result in complete eradication of the patient’s virus.

•
Long-Term Viral Load Control in Immunologically Healthy Patients. We believe that AGS-004 may allow for long-term virus control and eliminate the need for life-long treatment with ART in infected patients who have minimal immune suppression but no T-cell response against their virus. We have designed AGS-004 to induce CD8+ CD28+ memory T-cells that are specific to the patient’s own unique viral antigens, do not require CD4+ T-cell help to kill viral cells and do not result in CD4+ T-cell activation which typically increases viral replication and viral load. As reported in Clinical & Experimental Immunology, researchers have demonstrated that elevated levels of CD8+CD28+ memory T-cells in the blood are a statistically significant predictor of long-term non-progression in HIV-infected patients not treated with ART drugs. As a result, we believe that inducing these memory T-cells may lead to viral control. Patients with minimal immune suppression and no T-cell response include pediatric patients who have been successfully treated with ART drugs since birth or shortly thereafter and have generally healthy immune systems.

•
Minimal Toxicity. AGS-004 has been well tolerated in clinical trials with no serious adverse events being attributed to it. As a result, we believe we can combine AGS-004 with other HIV therapies without additional toxicities.

•
Lack of Chronic Inflammation. We have designed AGS-004 to elicit a patient-specific and disease-specific immune response that does not cause any additional inflammation. In our clinical trials of AGS-004, AGS-004 has not induced changes in markers that are associated with chronic inflammation in HIV patients.

Description and Development Status

AGS-004 is a fully personalized immunotherapy based on our Arcelis platform. It is produced by electroporating dendritic cells with mRNA encoding for patient-specific HIV antigens that have been derived from a patient’s virus-infected blood and with RNA that encodes the CD40L protein. The process for producing AGS-004 is the same process as is used to produce AGS-003, with the one key difference being that AGS-003 contains all of the antigens from a patient’s tumor cells while AGS-004 contains all variants unique to each individual patient of four selected HIV antigens (Gag, Nef, Vpr and Rev). We designed AGS-004 to include these antigens because immunity to them has been observed in long-term non-progressors and elite controllers, two groups of rare patients able to control virus replication without ART. Because no two patients share identical HIV antigen sequences and there are a large number of mutated variants of HIV existing in each infected patient, by using mRNA that is specific to the patient’s virus and that captures all of the unique patient-specific variants of each antigen, we believe our immunotherapy maximizes the relevance of the immune responses induced in each patient.

We have conducted three clinical trials of AGS-004, which include:

•	a phase 2b clinical trial of AGS-004;

•	a phase 2a clinical trial of AGS-004; and

•	a phase 1 clinical trial of AGS-004.

We submitted to the FDA an IND for AGS-004 in August 2008.

Phase 2b Clinical Trial. We have completed a randomized, placebo controlled, double blind phase 2b clinical trial of AGS-004 in chronically infected patients on ART that we initiated in July 2010. We designed this trial to confirm the data obtained in the phase 2a clinical trial. In September 2013, we completed patient enrollment in the phase 2b clinical trial. We initially planned to enroll 42 chronically infected patients in the trial at nine clinical sites in the United States and Canada with the intent to generate 36 events for the primary endpoint analysis. However, due to a higher than anticipated dropout rate by patients who were unable to complete the full 12 week treatment interruption period provided for by the trial, we needed to enroll 53 patients in the trial to generate 36 events for the primary endpoint analysis. These patients were randomized between AGS-004 treatment and a placebo control on a two-to-one basis.

HIV infection is classified as “chronic” or “acute” based on how long the patient has been infected prior to starting ART. Patients with chronic HIV infection are patients who have initiated ART after at least six months from the time of initial infection. Patients with acute HIV infection are patients who have initiated ART less than 45 days after initial infection. This trial enrolled adult patients with chronic HIV-1 infection and undetectable viral loads as a result of treatment with ART. Patients also had to have adequate CD4+ T-cell counts and a pre-ART plasma viral sample to be used to manufacture AGS-004.

In this trial, patients first received intradermal doses of AGS-004 or placebo every four weeks for a total of four doses, together with their ART. Following the fourth dose of AGS-004 or placebo, patients discontinued their ART but continued to receive AGS-004 or placebo every four weeks for 12 weeks. We refer to this period as the treatment interruption period. Patients who demonstrated control of viral replication under 10,000 copies/ml and maintained CD4+ T-cell counts above 350 cells/mm3 could remain off ART and continue their treatment interruption past 12 weeks. Following the end of treatment interruption, all patients were eligible for continued treatment with the combination of AGS-004 and ART. A schematic of the trial design is shown below.

Phase 2b Study Design for the Chronically Infected Cohort

The primary endpoint of the trial was a comparison of the median viral load in the AGS-004-treated patients with the median viral load in patients receiving placebo after 12 weeks of ART treatment interruption. Under this protocol, the primary endpoint required that there was a ≥1.1 log 10 difference in median viral load between the AGS-004-treated cohort compared to the placebo-treated cohort. A 1.1 log 10 reduction means a 92% lower virus concentration in the AGS-004-treated cohort compared to the placebo-treated cohort. Secondary endpoints included comparisons between AGS-004-treated patients and the patients receiving placebo with respect to change in viral load from pre-ART to the end of 12 weeks of treatment interruption, duration of treatment interruption, changes in CD4+ T-cell counts and safety.

In September 2011, we modified the protocol of the phase 2b clinical trial to add to the trial a single arm, open-label, unblinded cohort of up to 12 patients with acute HIV-1 infection and undetectable viral loads as a result of treatment with ART. We evaluated AGS-004 in this patient population to assess AGS-004 in patients who initiated ART during the acute phase of infection and as a result may have sustained less immune damage. Patients in this cohort were dosed in the same manner as patients in the chronically infected arm of the clinical trial. However, in this cohort, patients had to demonstrate a positive CD8+ CD28+ anti-HIV memory T-cell response in order to become eligible to enter the 12 week treatment interruption period. The primary endpoints for this cohort included the time to detectable viral load during the ART interruption period and comparison of changes in CD4+ T-cell counts during the ART interruption period between the acute cohort and the chronic cohort. Six patients were enrolled in this cohort. All six patients demonstrated a positive CD8+ CD28+ memory T-cell response and initiated treatment interruption. For the five of six patients that re-initiated ART after treatment interruption, there were no significant declines in CD4+ T cells between the interruption date and the re-initiation date. All six patients experienced viral rebound during treatment interruption with the times to detectable viral load ranging from two to eight weeks and the duration of treatment interruption for those patients who reinitiated ART ranged from approximately one month to approximately nine months. In addition, three of six patients had a decrease in circulating CD4+ T cells containing HIV DNA of 25%, 47% and 63%, respectively, when measured after three doses of AGS-004 while on ART.

In the phase 2b trial, 54 patients received the full four doses of AGS-004 or placebo during the first four weeks together with their ART. Of these patients, 36 patients continued on AGS-004 or placebo for the full 12-week treatment interruption period, 23 of whom received AGS-004.

In January 2015, we announced top-line results from the trial. The primary endpoint of the trial was not achieved.  However, we believe that data from the trial provided evidence of the ability of AGS-004 to induce memory T-cell responses which may have directly impacted the latent viral reservoir. Of the evaluated 22 patients who received AGS-004 and completed the 12-week treatment interruption period, 15 patients or approximately 70 percent, had positive antiviral memory T-cell responses prior to beginning the treatment interruption versus zero percent of placebo patients. Within the AGS-004 treatment group, those patients that had antiviral memory T-cell responses had significantly fewer CD4+ T-cells with integrated HIV DNA when compared to non-responders. These findings relate directly to the utilization of AGS-004 in our ongoing adult eradication study and our planned pediatric study, where one of the key objectives is to decrease the latent HIV reservoir.

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

Despite treatment with ART, HIV persists in latently infected cells, and following discontinuation of treatment, HIV viral levels return to levels observed prior to treatment with ART. We designed the trial in this context to assess the ability of AGS-004 to control viral load after interruption of ART and to prevent viral load levels from returning, following discontinuation of treatment, to pre-ART treatment levels. We believe that the data from the trial demonstrate that AGS-004 can lead to a reduction in virus replication by targeting and eliminating cells that produce new virus.

The primary endpoint of the phase 2a clinical trial was a measurement of the ability of AGS-004 to improve immune control of HIV as measured by the proportion of patients capable of maintaining a minimal HIV viral load of less than 1,000 copies/mL and CD4+ T-cell counts above 350 cells/mm3 on at least three time points during a 12-week ART treatment interruption. FDA guidelines recommend initiation of ART for patients with a CD4+ T-cell count below 350 cells/mm3. Secondary endpoints included safety, change in viral load from pre-ART to the end of the ART treatment interruption and changes in CD4+ T-cell counts.

To be included in this trial, patients had to be adults with chronic HIV-1 infection and undetectable viral loads as a result of their ongoing treatment with ART. Patients must also have had adequate CD4+ T-cell counts and a pre-ART plasma viral sample to be used to manufacture AGS-004.

Patients initially received four monthly doses of AGS-004, together with their ART. After receiving those doses, ART was discontinued and patients entered into a planned 12-week ART treatment interruption period, which is referred to as a structured treatment interruption, or STI. During the 12-week treatment interruption period, two additional monthly doses of AGS-004 were administered. Patients who maintained plasma viral loads under 10,000 copies/mL and CD4+ T-cell counts above 350 cells/mm3 were eligible to remain off of ART beyond the 12-week treatment interruption period and receive up to two additional booster doses of AGS-004 at eight weeks after the second monthly dose administered during STI and at 12 weeks after the first booster dose. A graphic of the trial design is shown below:

Phase 2a Clinical Trial Design

Outcomes regarding viral load control

In the trial, 24 patients entered into the ART treatment interruption period in accordance with the trial protocol. The trial protocol specified that only patients with CD4+ T-cell counts above 450 cells/mm3 and undetectable viral loads were eligible to enter the ART treatment interruption period. The five patients who did not enter the treatment interruption period according to the trial protocol had CD4+ T cell counts below 450 cells/mm3.

AGS-004 achieved the primary endpoint of the trial as eight patients maintained HIV viral loads of less than 1,000 copies/ml and CD4+ T-cell counts greater than 350 cells/mm3 during at least three time points measured two weeks apart during the ART treatment interruption period.

In addition, 17 of the 24 patients who entered into the treatment interruption period in accordance with the trial protocol maintained a reduction in their levels of viral load compared to their pre-ART therapy viral load levels. We believe that change in viral load from pre-ART to the end of ART treatment interruption was the most relevant endpoint in the trial to our plans to develop AGS-004 for the eradication of HIV.

The graphic below shows the change in viral load from immediately prior to the commencement of ART for all 24 patients who entered the 12-week treatment interruption phase of the trial. For patients who did not complete the 12-week treatment interruption phase, the last viral load measurement prior to the patient restarting ART was used for the calculation.

Phase 2a Clinical Trial:

Change in Viral Load at Antiretroviral Therapy Restart or Completion of 12-week Treatment
Interruption for All Patients Entering Antiretroviral Treatment Interruption per Protocol

The patients who entered the treatment interruption period in accordance with the trial protocol had a mean reduction of 81% in viral load after completion of 12 weeks of ART drug interruption or prior to restart of ART compared to their viral loads measured before the initiation of ART. The mean reduction in the four rollover patients who entered the 12-week ART treatment interruption in accordance with the trial protocol was 97%. Based on the results in the rollover patient subgroup, we believe that administration of more than four doses of AGS-004 prior to ART treatment interruption may lead to better viral load control after cessation of ART treatment.

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

Adult Eradication Trial. We are supporting an investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients who are being treated with ART to evaluate the use of AGS-004 to eradicate the virus. The trial is being conducted by Dr. David Margolis, Professor of Medicine at the University of North Carolina. Dr. Margolis is the leader of the Collaboratory of AIDS Researchers for Eradication, or CARE, and has been a pioneer in the research of HIV latent reservoir reversing treatments. The trial is being conducted in two stages. In the first stage, which is currently ongoing, HIV-infected patients are receiving AGS-004 while remaining on ART and the kinetics of the anti-HIV CD8+ CD28+ memory T-cell responses are being evaluated. In the second stage, the use of AGS-004 in combination with the latency reversing drug Vorinostat will be evaluated. The Stage 2 clinical protocol has been submitted to the FDA and is currently under review. In addition a decision by the NIH to fund clinical costs for Stage 2 is expected in second quarter 2015. CARE is funding all patient clinical costs for the first stage of this phase 2 clinical trial, except for the associated manufacturing costs for which we are responsible.

Planned Pediatric Functional Cure Trial. We believe that a patient population that could benefit from AGS-004 monotherapy consists of 14+ year old, HIV-infected individuals who have been treated with antiretroviral therapy since birth or shortly thereafter. These individuals are characterized by having very small HIV latent reservoirs and otherwise healthy immune systems, while lacking antiviral CD8+ CD28+ memory T-cell responses. We believe that successfully inducing antiviral CD8+ CD28+ memory T-cell responses in these patients could allow for long-term viral load control and eliminate the need for life-long antiretroviral therapy. We plan to support an investigator-initiated phase 2 clinical trial of AGS-004 in pediatric HIV patients in the second half of 2016 to evaluate the use of AGS-004 monotherapy to allow for long-term control of viral load and eliminate the need for antiretroviral therapy. We are currently developing the clinical protocol for this trial in the second half of 2015 to immunize pediatric HIV patients who were infected at birth and treated with antiretroviral therapy at or near birth. We are developing this clinical protocol in collaboration with Drs. Katherine Luzuriaga, University of Massachusetts, and Deborah Persaud, John Hopkins Medical Center, both specializing in pediatric virology. We are discussing with the NIH the protocol for this trial and the potential funding by the NIH of the costs of this trial. We plan to initiate this trial in the second half of 2015 if the protocol and the funding are approved.

NIH Contract. Our development of AGS-004 has received significant funding from the U.S. federal government. In September 2006, we entered into a multi-year research contract with the NIH and the National Institute of Allergy and Infectious Diseases, or NIAID, to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We are using funds from this contract to develop AGS-004. Under this contract, as it has been amended, the NIH and the NIAID have committed to fund up to $39.8 million, including reimbursement of our direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. We have recorded total revenue of $36.8 million through December 31, 2014 under the NIH agreement. As of December 31, 2014, there was up to $3.0 million of potential revenue remaining to be earned under the agreement. This commitment extends until July 2016.

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

Other Programs

In addition to our development of AGS-003 and AGS-004 and our Arcelis-based platform, we are also developing AGS-009, a humanized anti-Interferon-a monoclonal antibody, for the treatment of systemic lupus erythematosus, or lupus, a chronic and disabling autoimmune disorder, and AGS-010, a recombinant human soluble CD83 protein, for organ and tissue transplantation and the treatment of autoimmune and inflammatory diseases. We discovered AGS-009 through our dendritic cell biology research. AGS-010 is the result of our research efforts into how the ability to turn off specific undesirable immune responses can have a therapeutic effect on all immune mediated diseases, including transplant rejection and autoimmune and inflammatory diseases. We plan to seek third party funding to fund the further development of AGS-009 and AGS-010.

Manufacturing

We currently manufacture our Arcelis-based products, AGS-003 and AGS-004, for use in our clinical trials of those product candidates at our facility in Durham, North Carolina. Our facility includes manufacturing suites for the production of products using our Arcelis technology platform. We have designed these suites to comply with the FDA’s current good manufacturing practice, or cGMP, requirements. We have manufactured the product for our development and clinical trial activities associated with AGS-003 and AGS-004 to date, and are manufacturing the product for our ongoing pivotal phase 3 combination therapy trial of AGS-003 using our current processes at our current facility. In order to produce AGS-003 on a commercial scale, we will require a full scale manufacturing facility and updated processes. Accordingly, we plan to establish automated manufacturing processes based on existing functioning prototypes of automated devices and build out and equip a new commercial manufacturing facility currently under construction for manufacture of our Arcelis-based products. As part of our BLA for AGS-003, we will need to demonstrate analytical comparability between AGS-003 that we produce using our current manual processes in our current facility and AGS-003 produced using the automated processes in our new facility.

In August 2014, we entered into a lease agreement with a developer for an approximately 120,000 square-foot building to be constructed in Durham County, North Carolina. This facility will house our corporate headquarters and commercial manufacturing. The shell of the new facility is being constructed on a build-to-suit basis in accordance with agreed upon specifications and plans.  We expect the shell of the facility will be completed by the end of June 2015 after which the interior of the facility will be built out and equipped. Under the lease agreement, in February 2015, we exercised our option to purchase the property and entered into a Purchase and Sale Agreement with the developer. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by the developer as a result of changes requested by us and the amount of any improvement allowances advanced to us by the developer prior to the closing. We expect the purchase of the property to close in the second half of 2015. Upon the closing, the lease agreement will terminate. We have reached agreement with governmental authorities for financial support in connection with building the facility and are seeking to enter into additional arrangements that provide additional financial support. We expect such additional arrangements will likely involve the incurrence of material obligations and debt liabilities.

We plan to establish automated manufacturing processes based on existing functioning prototypes of automated devices for the production of commercial quantities of our Arcelis-based product. These devices can be used to perform substantially all steps required for the manufacture of our Arcelis-based product candidates.

We plan to implement the automated processing in a modular and scalable manufacturing system in the new commercial facility. The modular facility design allows for expansion of the commercial capacity in line with the market demand of our product candidates. We believe that this modular approach will require less capital investment at product launch as manufacturing capacity can be increased incrementally as product demand increases after commercialization. We believe the modular manufacturing approach is optimal for personalized immunotherapies and allows for scalable capacity, minimizes facility size and complexity at launch, and results in a lower cost of goods for the commercial product.

In the new facility, we plan to use the automated equipment to perform Arcelis product processing in closed, single-use disposable containers. A patient’s disease sample would only be in contact with these disposable sets or containers and not with any component of our manufacturing equipment. Because our equipment would never be in direct contact with patient material, we believe that the time required to prepare the equipment between batches would be minimal. We also believe that automated processing of material in disposable containers will reduce the complexity and size of the facility by reducing the amount of required labor. We expect that automation will help ensure consistency of the manufacturing processes and facilitate compliance with cGMP.

Prior to implementing automated manufacture of AGS-003, we will be required to demonstrate that the new facility and the automated equipment are constructed and operated in accordance with cGMP. We will also be required to show the comparability between AGS-003 that we produce using the manual processes in our current facility and AGS-003 produced using the automated processes in our new facility. We plan to complete the build out, equipping and validation of the new facility by the end of 2016 prior to filing a BLA and initiating commercial launch.

In addition to providing commercial scale manufacturing of AGS-003, we believe that this facility and automated process will provide us key advantages, including:

•	centralized manufacturing capable of delivering products to clinical sites throughout North America;

•	a automated manufacturing platform that is scalable for large disease indications; and

•	manufacturing with a cost of goods that we expect will be comparable to other biologics and methods that are scalable, consistent and broadly applicable across patients and indications.

We have granted exclusive manufacturing rights for AGS-003 to Pharmstandard in Russia and the other states comprising the Commonwealth of Independent States, to Green Cross in South Korea and to Medinet in Japan. We have also agreed to enter into an agreement with Pharmstandard for the manufacture of AGS-003 in the European market.

Sales and Marketing

We hold exclusive commercial rights to all of our product candidates in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which are held by Pharmstandard, and rights to AGS-003 in South Korea, which are held by Green Cross. We have granted to Medinet an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. We currently intend to retain North American marketing rights for AGS-003 and any future oncology products that we may develop. To maximize the value of these rights, we would expect to build a commercial infrastructure for such products comprised of a medical, marketing and sales team as well as a specialty distribution team to manage the logistics associated with AGS-003 production and distribution. Our commercial infrastructure would also include personnel who manage reimbursement activities with third party payors, such as managed care organizations, group purchasing organizations, oncology group networks and government accounts. We plan to hire selected personnel to fill key positions in advance of the approval of AGS-003. We currently have no sales and marketing or distribution capabilities or in-house personnel specializing in these functions. Outside North America, we plan to seek to enter into collaboration agreements with other pharmaceutical or biotechnology firms to commercialize AGS-003.

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

We estimate that there are numerous other cancer immunotherapy products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. A number of these product candidates are in late-stage clinical development or have recently been approved in different cancer types including two recently approved checkpoint inhibitor-based immunotherapies, Nivolumab which is marketed by Bristol-Myers Squibb and Pembrolizumab which is marketed by Merck.

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

We believe that all of the above aspects of our Arcelis technology platform are required to successfully produce our Arcelis-based product candidates and are covered by a combination of our patents, patent applications, trade secrets and know-how. The U.S. patents expire between 2016 and 2028, and the U.S. patent applications, if issued, would expire between 2016 and 2029, the counterpart patents in Europe and Japan expire between 2017 and 2028, and the counterpart patent applications in Europe and Japan, if issued, would expire between 2017 and 2027. Included in these patents and patent applications are:

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

•
two U.S. patents and two U.S. patent applications, two corresponding European patents, two corresponding Japanese patents and a corresponding patent application in Europe collectively directed towards methods of maturing dendritic cells and the composition of matter of dendritic cells that have undergone this maturation process. The U.S. patents expire in 2026 and the U.S. applications, if issued, would expire in 2025, the European patents expire in 2025 and 2027, the Japanese patents expire in 2025 and 2027 and the patent application in Europe, if issued, would expire in 2025.

•
one U.S. patent application and one U.S. reissue patent application and corresponding patent application in Europe and patent in Japan collectively directed towards methods of manufacture of dendritic cells from monocytes stored for more than six hours and up to four days without freezing and the composition of matter of dendritic cells that have been manufactured from these monocytes. The U.S. patent application, if issued, will expire in 2026, the U.S. reissue patent application, if issued, will expire in 2029, the Japanese patent will expire in 2026 and the patent application in Europe, if issued, would expire in 2026.

•
two U.S. patent applications, two patent applications in Europe and one patent in Japan are collectively directed towards the composition of matter of AGS-004 and related methods of manufacture. The U.S. patent applications and the patent applications in Europe, if issued, would expire in 2025. The Japanese patent will expire in 2025.

•	one U.S. patent is directed towards the composition of matter and related methods of use of some of the primers that we use in the manufacture of AGS-004. The U.S. patent will expire in 2028.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of February 28, 2015, we had not entered into this manufacturing rights agreement or issued the warrants.

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

Medinet. In December 2013, we entered into a license agreement with Medinet Co., Ltd. which was novated, amended and restated between the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. References to Medinet in this Form 10-K refer to Medinet Co., Ltd. prior to the novation and MEDcell Co., Ltd. from after the novation. Under this agreement, we granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using our Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. We refer to this license as the manufacturing license. In addition, under this agreement, we granted Medinet an option to acquire a nonexclusive, royalty-bearing license under our Arcelis technology to sell in Japan AGS-003 and other products for the treatment of mRCC. We refer to the option as the sale option and the license as the sale license.

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

Invetech. On October, 29, 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, but such deferral may not exceed $5,000,000.  Deferred fees (plus interest of 7% per annum) would become payable either, at our option, in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”).  The “Sunset Date Trigger Event” is December 31, 2016 or is June 30, 2016 if prior to such date our ongoing phase 3 ADAPT clinical trial is closed early following the interim review at 50% or 75% of events, due to a positive efficacy outcome in favor of the active treatment arm that contains AGS-003. Invetech is entitled to a 10% bonus payment if this clinical trial is closed early indicating positive efficacy and Invetech has timely completed all activities up to the time of such early closure.

The development agreement requires the parties to discuss in good faith Invetech’s supply of Production Systems for use in manufacturing commercial product. We have an obligation to purchase $25.0 million worth of Production Systems, components, subsystems and spare parts for commercial use. Once that obligation has been satisfied, we have the right to have a third party supply Production Systems for use in manufacturing commercial product, provided that Invetech has a right of first refusal with respect to any offer by a third party and we may not accept an offer from a third party unless that offer is at a price that is less than that offered by Invetech and otherwise under substantially the same or better terms. We will own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein-under which we will have a license).  The term of the development agreement will continue until the completion of the development of the Production Systems. The development agreement can be terminated early by either party because of a technical failure or by us without cause.

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain. Under the agreement, Saint-Gobain will develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We do not expect the fees and expenses incurred under the Saint-Gobain Agreement to exceed $6,000,000. We made a payment of $400,000, and Saint-Gobain has agreed to defer one half of the fees and expenses incurred until the earlier of (i) the date upon which we have raised an additional $60.0 million in capital, and (ii) September 30, 2016. The Saint-Gobain agreement requires the parties to begin negotiating a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years. The agreement will continue until December 31, 2016, but can be terminated earlier by written agreement of the parties because of a material default or a failure to achieve a performance milestone.

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

We believe that our investigational products, if approved via full BLAs, will be considered “reference products” that are entitled to both four-year and twelve-year exclusivity under the PPACA. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the PPACA, including the exclusivity provisions for reference products. Since February 2012, the FDA has issued six draft guidance documents that provide its preliminary thoughts on how to interpret and implement the abbreviated BLA provisions of the PPACA. The FDA has requested public comments on these draft guidance documents, including the proper interpretation of PPACA exclusivity provisions. It is thus possible that the FDA will decide to interpret the PPACA in such a way that our products are not considered to be reference products for purposes of the PPACA or be entitled to any period of data or marketing exclusivity. Even if our products are considered to be reference products and obtain exclusivity under the PPACA, another company nevertheless could also market a competing version of any of our biological products if such company can complete, and the FDA permits the submission of and approves, a full BLA. Although protection under PPACA will not prevent the submission or approval of another “full” BLA, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety, purity, and potency (i.e., effectiveness).

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

Employees

As of February 28, 2015, we had 113 employees, including 19 in research and development, 10 in clinical development, 70 in manufacturing and 14 in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

Corporate Information

We were incorporated in the State of Delaware on May 8, 1997. Our principal executive offices are located at 4233 Technology Drive, Durham, North Carolina 27704, and our telephone number is (919) 287-6300.

Available Information

We file with the Securities and Exchange Commission, or SEC, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Argos and other companies that file materials with the SEC electronically. As soon as practicable after filing with the SEC, copies of our reports on Form 10-K, Forms 10-Q and Forms 8-K may also be obtained, free of charge, electronically through the investor relations portion of our web site, www.argostherapeutics.com/investor-relations/sec-filings/default.aspx.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For instance, we failed to achieve the primary endpoint of our phase 2b clinical trial of AGS-004. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In particular, to date, we have not completed a clinical trial of AGS-003 against a placebo or a comparator therapy. While we believe comparisons to results from other reported clinical trials or from analyses of data from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium, can assist in evaluating the potential efficacy of our AGS-003 product candidate, there are many factors that affect the outcome for patients, some of which are not apparent in published reports. As a result, results from two different trials or between a trial and an analysis of a treatment database often cannot be reliably compared. Our ongoing pivotal phase 3 clinical trial of AGS-003 is intended to compare directly the combination of AGS-003 and sunitinib to treatment with sunitinib monotherapy. Based on the design of the trial, the data from the trial will need to demonstrate an increase of approximately six months in median overall survival for the AGS-003 plus sunitinib / targeted therapy arm as compared to the sunitinib / targeted therapy monotherapy control arm in order to show statistical significance and achieve the primary endpoint of the trial. We will need to show this statistically significant benefit of the combined therapy as compared to treatment with the sunitinib / targeted therapy monotherapy as part of a submission for approval of AGS-003. However, demonstration of statistical significance and achievement of the primary endpoint of the trial do not assure approval by the FDA or similar regulatory authorities outside the United States.

Patients in our ongoing pivotal phase 3 clinical trial who receive treatment with sunitinib / targeted therapy monotherapy may not have results similar to patients studied in other clinical trials of sunitinib or to patients in the Consortium database who were treated with sunitinib. If the patients in our ongoing pivotal phase 3 clinical trial who receive sunitinib / targeted therapy plus placebo have results which are better than the results that occurred in those other clinical trials or the results described in the Consortium database, we may not demonstrate a sufficient benefit from AGS-003 in combination with sunitinib to allow the FDA to approve AGS-003 for marketing. In addition, only 21 patients received the combination of AGS-003 and sunitinib in our phase 2 clinical trial. If the patients in our ongoing pivotal phase 3 clinical trial who receive the combination of AGS-003 and sunitinib / targeted therapy have results which are worse than the results that occurred in our phase 2 clinical trial, we may not demonstrate a sufficient benefit from the combination therapy to allow the FDA to approve AGS-003 for marketing.

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

The FDA has reviewed, under the SPA process, the protocol for our ongoing phase 3 clinical trial of AGS-003 in combination with sunitinib / targeted therapy. The SPA process is designed to facilitate the FDA’s review and approval of drug and biological products by allowing the FDA to evaluate the proposed design and size of phase 3 clinical trials that are intended to form the primary basis for determining a drug candidate’s efficacy. In February 2012, we received a letter from the FDA advising us that the FDA had completed its review of our protocol for the pivotal phase 3 clinical trial under the SPA process. In the letter, the FDA stated that it had determined that the protocol sufficiently addressed the trial’s objectives and that the trial was adequately designed to provide the necessary data to support a submission for marketing approval.

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

Based on the rate of enrollment in our ongoing pivotal phase 3 clinical trial of AGS-003, we expect to complete tumor collection of patients and to complete enrollment and randomization by the end of second quarter 2015. However, the actual amount of time for full enrollment randomization could be longer than planned. Enrollment delays in this phase 3 clinical trial or any of our other clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for this ongoing phase 3 clinical trial or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, any significant delays or increases in costs of our ongoing phase 3 clinical trial of AGS-003 could result in the need for us to obtain additional funding to complete the trial.

We are developing AGS-004 for use with latency reversing drugs to eradicate HIV. If latency reversing drugs are not successfully developed for HIV on a timely basis or at all, we will be unable to develop AGS-004 for this use or will be delayed in doing so. In addition, because there are currently no products approved for HIV eradication, we cannot be certain of the clinical trials that we will need to conduct or the regulatory requirements that we will need to satisfy in order to obtain marketing approval of AGS-004 for this purpose.

We are focusing our development program for AGS-004 on the use of AGS-004 in combination with latency reversing drugs, including Vorinostat, to eradicate HIV. We rely on these latency reversing drugs because we recognize that the ultimate objective of virus eradication is unlikely to be achieved with immunotherapy alone because the immune system is not able to recognize the HIV virus in latently infected cells with a low level or lack of expression of HIV antigens.

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

Since inception, we have incurred significant operating losses. Our net loss, after attribution to the noncontrolling interest, was $10.5 million for the year ended December 31, 2012, $23.9 million for the year ended December 31, 2013 and $53.3 million for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $204.2 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of our preferred stock, convertible debt financings, bank debt, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing phase 3 clinical trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of cancers;

•	initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	continue to build out and equip our new commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, including our phase 3 clinical trial of AGS-003, our plans to build out and equip our new commercial manufacturing facility or our commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our phase 3 clinical trial of AGS-003, initiate additional clinical trials of AGS-003, seek regulatory approval for our product candidates and build out and equip our new commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs, our plans to build out and equip a new commercial manufacturing facility or our commercialization efforts.

As of December 31, 2014, we had cash, cash equivalents and short-term investments of $56.2 million and working capital of $54.2 million. We expect that our existing cash, cash equivalents and short-term investments, together with the second tranche of $12.5 million under our Loan Agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC and the anticipated funding under our NIH contract, will enable us to fund our operating expenses into the second half of 2016, including funding our ongoing phase 3 clinical trial of AGS-003, our planned phase 2 clinical trials of AGS-003, our ongoing and planned phase 2 clinical trials of AGS-004 and our continuing build-out and equipping of our new commercial manufacturing facility.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete the planned build-out and equipping of our new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. Our preliminary estimate indicates that we will require approximately an additional $50.0 million prior to the commercialization of AGS-003 to build out and equip the new commercial manufacturing facility. In addition, we expect to spend approximately an additional $25.0 million on development, equipment and disposables, including costs incurred under the development agreements we entered into with Invetech and Saint-Gobain in October 2014 and January 2015, respectively. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements during 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned build-out and equipping of the new commercial facility or may be delayed in doing so.

 Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing pivotal phase 3 clinical trial of AGS-003 and other clinical trials of AGS-003 that we may conduct;

•
the progress and results of our ongoing phase 2 clinical trial of AGS-004 for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our build-out and equipping of our new commercial manufacturing facility;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $9.0 million loan under our license agreement with Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

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

We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy. We elected to study AGS-003 in clinical trials in combination with sunitinib due in part to sunitinib being the current standard of care for first-line treatment of mRCC. Although we do not expect to seek FDA approval of AGS-003 solely in combination with sunitinib and have provided that, under the protocol for the phase 3 clinical trial, investigators may discontinue sunitinib due to disease progression or toxicity and initiate second-line treatment with other targeted therapies, if we obtain approval by the FDA, such FDA approval may be limited to the combination of AGS-003 and sunitinib. In such event, the commercial success of AGS-003 would be linked to the commercial success of sunitinib. As a result, if sunitinib ceases to be the standard of care for first-line treatment of mRCC or another event occurs that adversely affects sales of sunitinib, the commercial success of AGS-003 may be adversely affected.

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

Our phase 2b clinical trial for AGS-004 for HIV was funded entirely by the NIH. We are seeking further government funding for continued development of AGS-004. However, increased pressure on governmental budgets may reduce the availability of government funding for programs such as AGS-004. In addition, contracts and grants from the U.S. government and its agencies include provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

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

Risks Related to the Manufacturing of Our Product Candidates

We have commenced the build out of a new facility to manufacture our Arcelis-based products on a commercial scale using automated processes.  We do not have experience in manufacturing Arcelis-based products on a commercial scale or using automated processes. If, due to our lack of manufacturing experience, we cannot manufacture our Arcelis-based products on a commercial scale successfully or manufacture sufficient product to meet our expected commercial requirements, our business may be materially harmed.

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a lease agreement with a developer for an approximately 120,000 square-foot building to be constructed in Durham County, North Carolina. This facility will house our corporate headquarters and commercial manufacturing. The shell of the new facility is being constructed on a build-to-suit basis in accordance with agreed upon specifications and plans.  We expect the shell of the facility will be completed by the end of June 2015 after which the interior of the facility will be built out and equipped.

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

We have commenced build out a new commercial manufacturing facility and plan to equip this facility based on automated manufacturing processes and augment our manufacturing personnel in advance of any regulatory submission for approval of AGS-003. If we fail to build out and equip a new commercial manufacturing facility in compliance with regulatory requirements, implement our automated processes or augment our manufacturing personnel, we may not be able to initiate commercial operations or produce sufficient product to meet our expected commercial requirements.

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

We expect to complete this implementation in the second half of 2016, but such implementation could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all. We are collaborating with Invetech and Saint-Gobain to develop the equipment and disposables necessary to implement the automated manufacturing processes for Arcelis-based products.  If Invetech or Saint-Gobain do not perform as expected under the agreements or the projects with Invetech or Saint-Gobain are unsuccessful for any other reason, our business could be adversely affected and our timelines for AGS-003 could be delayed.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 76.8% of our common stock as of February 28, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, owns, in the aggregate, approximately 30.4% of our outstanding common stock as of February 28, 2015. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $5.61 and high of $13.74 during the period of February 7, 2014 through March 16, 2015. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting beginning with our filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, or the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In September 2014, we entered into a venture loan and security agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC. The terms of this agreement preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our only facility is located in Durham, North Carolina, where we occupy approximately 20,000 square feet of office, laboratory and manufacturing space. Our lease expires in November 2016.

On August 18, 2014, we entered into a Lease Agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC. Under the Lease Agreement, we will lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house our corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace our existing lease. The shell of the new facility will be constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be May 1, 2015, with us having the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

On February 16, 2015, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC which represented our exercise of the purchase option under the Lease Agreement. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us and the amount of any improvement allowances advanced to us by TKC prior to the closing. The Purchase Agreement is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “ARGS” and began trading on February 7, 2014. Prior to that, there was no public trading market for our common stock. As of March 23, 2015, there were 19,688,802 outstanding shares and 65 stockholders of record. This number does not include beneficial owners whose shares were held in street name. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Market:

	2014
	High	Low
First quarter (February 7, 2014 to March 31, 2014)	$13.74	$7.97
Second quarter	$10.55	$6.21
Third quarter	$10.80	$5.61
Fourth quarter	$10.28	$7.80

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between February 7, 2014, the date on which our common stock began trading on the NASDAQ Global Market, and December 31, 2014, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on February 7, 2014 of $8.00 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In September 2014, we entered into a venture loan and security agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC. The terms of this agreement preclude us from paying dividends.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of our common stock, shares of our preferred stock, warrants to purchase shares of our common stock, warrants to purchase shares of our preferred stock and stock options granted, by us since January 1, 2014 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During the three months ended March 31, 2014, we granted options to employees and non-employee directors to purchase 23,375 shares of our common stock at exercise prices ranging from $11.00 to $11.09 per share, which in each instance was the closing price of our common stock on the grant date. In connection with our Loan Agreement signed in September 2014, the Company issued warrants to purchase a total of 82,780 shares of common stock at a per share exercise price of $9.06.

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

As of December 31, 2014, we had used approximately $41.0 million of the net offering proceeds to fund the costs of our ongoing pivotal phase 3 clinical trial of AGS-003 for the treatment of mRCC and for working capital and general corporate purposes.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 6, 2014 pursuant to Rule 424(b) of the Securities Act.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2013 and 2014, and the consolidated balance sheet data as of December 31, 2013 and 2014 from our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The consolidated statements of operations data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2011 and 2012 was derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The consolidated financial information reflects a one-for-six reverse stock split of our common stock effected on January 17, 2014, which has been retrospectively applied for all periods presented.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2011	2012	2013	2014
Revenue	$7,642,695	$7,039,010	$4,421,689	$1,974,019
Operating expenses:
Research and development	12,668,025	17,616,892	23,991,151	45,498,916
General and administrative	3,703,813	6,135,581	4,662,317	8,599,359

Operating loss	(8,729,143)	(16,713,463)	(24,231,779)	(52,124,256)
Other income (expense):
Interest income	1,259	4,604	7,184	66,580
Interest expense	(6,656,366)	(292,496)	(4,705)	(1,123,579)
Change in fair value of warrant liability	(4,661,811)	4,916,785	355,352	—
Derivative (expense) income	(94,668)	1,036,403	—	—
Investment tax credits	—	694,331	—	140,556
Other expense	—	(117,494)	(47,615)	(265,239)

Other (expense) income, net	(11,411,586)	6,242,133	310,216	(1,181,682)
Net loss	(20,140,729)	(10,471,330)	(23,921,563)	(53,305,938)
Net loss attributable to noncontrolling interest	(63,047)	—	—	—
Net loss attributable to Argos Therapeutics, Inc.	(20,077,682)	(10,471,330)	(23,921,563)	(53,305,938)
Accretion of redeemable convertible preferred stock	(926,542)	(351,371)	4,772,991	(863,226)
Less: Preferred stock dividend due to exchanges of preferred shares	—	—	(14,726,088)	—

Net loss attributable to common stockholders	$(21,004,224)	$(10,822,701)	$(33,874,660)	$(54,169,164)

Basic and diluted net loss attributable to common stockholders per share	$(197.29)	$(54.58)	$(147.37)	$(3.12)

Basic and diluted weighted average shares outstanding	106,466	198,306	229,865	17,367,665

Consolidated Balance Sheet Data:

	As of December 31,
	2011	2012	2013	2014
Cash, cash equivalents and short-term investments	$2,002,814	$12,363,736	$46,957,782	$56,239,937
Working (deficit) capital	(19,541,194)	5,741,666	46,365,329	54,220,549
Total assets	5,973,958	15,396,973	51,131,295	64,366,878
Total long-term liabilities	—	48,428	10,080,106	29,718,320
Redeemable convertible preferred stock	77,722,306	75,800,882	113,664,469	—
Total stockholders’ (deficit) equity	(96,355,106)	(68,567,710)	(75,776,593)	31,351,804

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

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. We expect to complete enrollment by the end of second quarter 2015 and to have data from this trial in the second half of 2016 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed three clinical trials of AGS-004. These include phase 1 and phase 2a trials funded by government grants and a phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. In addition, we are supporting an ongoing investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and expect to support a second investigator-initiated phase 2 clinical trial of AGS-004 in the second half of 2015, to evaluate AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through our initial public offering, a venture loan, private placements of our preferred stock, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through December 31, 2014, we have raised a total of $364.8 million in cash, including:

•	$215.3 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology; and

•	$104.1 million from government contracts, grants and license and collaboration agreements.

•	$12.5 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

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

On September 29, 2014, we entered into the Loan Agreement with the Lenders under which we may borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014.

Commercial Facility. In August 2014, we entered into a lease agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC. Under the Lease Agreement, we leased certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house our corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace our existing lease, located at 4233 Technology Drive, Durham North Carolina, which currently expires in November 2016. The shell of the new facility will be constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be May 1, 2015. We have an option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we were granted a purchase option under which we may exercise to acquire the facility.

In February 2015, we entered into a purchase and sale agreement with TKC exercising our purchase option under the Lease Agreement. The purchase price to be paid by us upon closing is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us and the amount of any improvement allowances advanced to us by TKC prior to the closing. We expect our exercise of the purchase option to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

We have incurred losses in each year since our inception in May 1997. Our net loss was $10.5 million for the year ended December 31, 2012, $23.9 million for the year ended December 31, 2013 and $53.3 million for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $204.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing phase 3 clinical trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of other cancers;

•	initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	continue to build out and equip a new commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

We do not expect to generate significant funds or product revenue, unless and until we successfully complete development, obtain marketing approval and commercialize our product candidates, either alone or in collaboration with third parties, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of AGS-003, AGS-004 or any of our other product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds through these means when needed, on favorable terms or at all.

NIH Funding

In September 2006, we entered into a multi-year research contract with the NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We have used funds from this contract to develop AGS-004, including to fund in full our phase 2b clinical trial of AGS-004. We have agreed to a statement of work under the contract, and are obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

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

We have recorded revenue of $36.8 million through December 31, 2014 under the NIH contract. This contract is the only arrangement under which we have generated substantial revenue. As of December 31, 2014, there was up to $3.0 million of potential revenue remaining to be earned under the agreement with the NIH.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of February 28, 2015, we had not entered into this manufacturing rights agreement or issued the warrants. The shares of series E preferred stock converted to common stock on a 6-for-1 basis in connection with our initial public offering.

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

Under the terms of the license, Green Cross has agreed to pay us $0.5 million upon the initial submission of an application for regulatory approval of a licensed product in South Korea, $0.5 million upon the initial regulatory approval of a licensed product in South Korea and royalties ranging from the mid-single digits to low double digits below 20% on net sales until the fifteenth anniversary of the first commercial sale in South Korea. For further information regarding this collaboration, see “Business — Development and Commercialization Agreements — Green Cross.” The shares of series E preferred stock converted to common stock on a 6-for-1 basis in connection with our initial public offering.

Medinet

In December 2013, we entered into a license agreement with Medinet Co., Ltd. which was novated, amended and restated between the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. References to Medinet in this Form 10-K refer to Medinet Co., Ltd. prior to the novation and MEDcell Co., Ltd. from after the novation. Under this agreement, we granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using our Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. We refer to this license as the manufacturing license. In addition, under this agreement, we granted Medinet an option to acquire a nonexclusive, royalty-bearing license under our Arcelis technology to sell in Japan AGS-003 and other products for the treatment of mRCC. We refer to the option as the sale option and the license as the sale license.

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

We recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, we allocated the proceeds of the loan between the manufacturing license and the debt at the time of issuance. As a result, we recorded $6.9 million as notes payable, based upon an effective interest rate of 8%, and $2.1 million as a deferred liability. The total deferred liability recorded related to the manufacturing license was $3.1 million as of December 31, 2014. Interest expense of $0.7 million was recorded in the year ended December 31, 2014 based upon the effective interest rate of 8%. For further information regarding this collaboration, see “Business—Development and Commercialization Agreements—Medinet.”

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. During the years ended December 31, 2012, 2013 and 2014, substantially all of our revenue has been derived from our NIH contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Research and Development Expenses

Since our inception in 1997, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions;

•
fees paid to consultants and clinical research organizations, or CROs, including in connection with our clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•
commercial manufacturing development consisting of costs incurred under our development agreement with Invetech under which Invetech has agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products;

•	allocation of facility lease and maintenance costs;

•	costs incurred under our development agreement with Saint-Gobain to develop a range of disposables for use in the automated production system;

•	depreciation of leasehold improvements, laboratory equipment and computers;

•	costs related to production of product candidates for clinical trials;

•	costs related to compliance with regulatory requirements;

•	consulting fees paid to third parties related to non-clinical research and development;

•	costs related to stock options or other stock-based compensation granted to personnel in research and development functions; and

•	acquisition fees, license fees and milestone payments related to acquired and in-licensed technologies.

We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of AGS-003 and AGS-004.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Commercial manufacturing development costs consist primarily of costs incurred under our development agreement with Invetech to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products. We have been developing AGS-003 and AGS-004, in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates.

The successful development of our clinical and preclinical product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress, expense and results of our ongoing clinical trials;

•	the scope, rate of progress, expense and results of additional clinical trials that we may conduct;

•	the scope, rate of progress, expense and results of our commercial manufacturing development efforts;

•	other research and development activities; and

•	the timing of regulatory approvals.

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

AGS-003. Our most advanced product candidate is AGS-003, which we are developing for the treatment of mRCC and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. We plan to enroll approximately 450 patients in the trial to generate 290 events for the primary endpoint of overall survival. As of February 28, 2015, we had collected tumor from approximately 880 patients for eligibility and had enrolled and randomized approximately 340 patients in the trial. We expect to complete enrollment by the end of second quarter 2015 and to have data from this trial in the second half of 2016 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred.

We estimate that the direct costs that we will incur in connection with conducting the planned pivotal phase 3 clinical trial will total approximately $50.0 million, of which $11.3 million was incurred in 2013 and $16.9 million in 2014. We are also exploring the use of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other advanced solid tumors, including bladder cancer and non-small cell lung cancer (NSCLC). We have commenced support for or plan to support investigator-initiated clinical trials of AGS-003 for the treatment of these additional indications in 2015.

AGS-004. We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. In 2014, we completed a randomized, placebo controlled, double blind phase 2b clinical trial of AGS-004 in chronically infected patients on ART that we initiated in July 2010. The phase 2 trial was funded under our $39.8 million NIH contract.

We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in up to twelve adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial is designed to study immune response kinetics to AGS-004 in patients on continuous ART. The purpose is to better define the optimal dosing strategy in combination with a latency-reversing therapy. We expect that patients in Stage 1 will rollover into Stage 2, a separate protocol that will study AGS-004 in combination with one of the latency-reversing drugs. In January 2014, Collaboratory of AIDS Researchers for Eradication, or CARE, agreed that it would fund all patient clinical costs of this phase 2 clinical trial, except for the associated manufacturing costs for which we will be responsible.

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, we plan to initiate in 2015 a phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems, have been treated with antiretroviral therapy since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus.

Commercial Manufacturing Development.  Commercial manufacturing development costs consist primarily of costs incurred under our development agreement with Invetech to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products and our development agreement with Saint-Gobain to develop a range of disposables for use in the automated production system.

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

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense consists primarily of cash and non-cash interest costs related to our debt. During the year ended December 31, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013 and interest from the Loan Agreement entered into in September 2014.  During the year ended December 31, 2013, interest expense was not significant. During the year ended December 31, 2012, interest expense was incurred under various convertible notes outstanding until converted into redeemable preferred stock in April 2012.

Venture Loan and Security Agreement. In September 2014, we entered into the Loan Agreement with the Lenders under which we may borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction on September 29, 2014. Subject to certain other funding conditions, the second tranche of $12.5 million will be available for drawdown at any time commencing on the date the we complete the enrollment and randomization of patients in the Company’s phase 3 clinical trial of AGS-003, which we expect to occur by the end of second quarter 2015 continuing until September 30, 2015. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

Medinet. In December 2013, in connection with the license agreement with Medinet, as described in Note 9, we borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we and Medinet cannot agree on the royalty rate, Medinet has agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, we allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, we recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of December 31, 2014, we recorded $7.6 million to notes payable, including $0.7 million accrued interest recorded during the year ended December 31, 2014. The total deferred liability was $3.1 million as of December 31, 2014 including the $1.0 million received by us for a manufacturing license.

Accretion of Preferred Stock

Our preferred stock was reflected on our balance sheet at its cost, less associated issuance costs. The amount reflected on the balance sheet for our preferred stock was increased by periodic accretions of the issuance costs so that the original amount reflected on the balance sheet will equal the aggregate redemption price.

On February 12, 2014, all outstanding shares of our preferred stock converted into an aggregate of 13,188,251 shares of our common stock upon the closing of our initial public offering.

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

These collaboration agreements will be accounted for in accordance with Accounting Standards Update, or ASU, No. 2009-13, Topic 605—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. This guidance requires the application of the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists; otherwise, third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately as the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Stock-Based Compensation

In accordance with ASC 718, Stock Compensation, we record the fair value of stock options, restricted stock awards and other stock-based compensation issued to employees as of the grant date as compensation expense. We recognize expense over the requisite service period, which is typically the vesting period. For non-employees, we also record stock options, restricted stock awards and other stock-based compensation issued to these non-employees at their fair value as of the grant date. We then periodically remeasure the awards to reflect the current fair value at each reporting period and recognize expense over the related service period.

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

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions that we used in the Black-Scholes option-pricing model for the years ended December 31, 2012, 2013 and 2014, are set forth below:

	2012	2013	2014
Risk-free interest rate	1.20%	2.12%	2.26%
Dividend yield	0%	0%	0%
Expected option term (in years)	7	7	7
Volatility	94%	94%	96%

Prior to February 7, 2014, the effective date our Common Stock began trading upon our initial public offering, the fair value of our common stock for purposes of determining the exercise price for stock option grants was determined by our board of directors, with the assistance and upon the recommendation of management, in good faith based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Since our initial public offering, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Warrant Liability

We accounted for our preferred stock warrants in accordance with ASC Topic 480-10, Distinguishing Liabilities from Equity, which requires that a financial instrument, other than an outstanding share, that, at inception, includes an obligation to repurchase the issuer’s equity shares regardless of the timing or likelihood of the redemption, shall be classified as a liability. We measured the fair value of the warrant liability based on the fair value of the warrants which we determine based on an allocation of our enterprise value to all classes of equity and preferred stock, including the warrants. We utilized the probability-weighted expected return method, or PWERM method, to determine these values. In each reporting period, we recorded any change in fair value of the warrants as expense in the case of an increase in fair value and income in the case of a decrease in fair value.

In July 2013, in connection with the series D-1 exchange, all of our outstanding warrants to purchase shares of our series C preferred stock and series D-1 preferred stock were cancelled. There were no warrants to purchase preferred stock outstanding as of December 31, 2013 or during the year ended December 31, 2014.

Results of Operations – Year-Over-Year Comparisons

The following table summarizes the results of our operations for each of the years ended December 31, 2012, 2013 and 2014, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		$	%	Year Ended December 31,		$	%
	2013	2014	Change	Change	2012	2013	Change	Change
	(in thousands)
Revenue	$4,422	$1,974	$(2,448)	(55.4)%	$7,039	$4,422	$(2,617)	(37.2)%
Operating expenses:
Research and development	23,991	45,499	21,508	89.7%	17,617	23,991	6,374	36.2%
General and administrative	4,662	8,599	3,937	84.4%	6,135	4,662	(1,473)	(24.0)%

Total operating expenses	28,653	54,098	25,445	88.8%	23,752	28,653	4,901	20.6%

Loss from operations	(24,231)	(52,124)	(27,893)	115.1%	(16,713)	(24,231)	(7,518)	45.0%

Interest income	7	67	60	*	5	7	2	40.0%
Interest expense	(5)	(1,124)	(1,119)	*	(293)	(5)	288	(98.3)%
Change in fair value of warrant liability	355	—	(355)	*	4,917	355	(4,562)	(92.8)%
Derivative income	—	—	—	*	1,036	—	(1,036)	*
Investment tax credits	—	141	141	*	694	—	(694)	*
Other expense	(48)	(266)	(218)	*	(117)	(48)	69	(59.0)%

Net loss	$(23,922)	$(53,306)	$(29,384)	122.8%	$(10,471)	$(23,922)	$(13,451)	128.5%
_______________
*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. During the years ended December 31, 2012, 2013 and 2014, substantially all of our revenue was derived from our NIH contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $4.4 million for the year ended December 31, 2013, compared with $2.0 million for the year ended December 31, 2014, a decrease of $2.4 million, or 55.4%. The $2.4 million decrease for the year ended December 31, 2014 is due to a $2.2 million decline in reimbursement under our NIH contract associated with decreased activity in the year ended December 31, 2014 with respect to our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined. This decrease in revenue was partially offset by $0.2 million in revenue recognized in connection with technology transfers with Medinet during the year ended December 31, 2014.

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

Research and Development Expenses

The table below summarizes our direct research and development expenses by program for the years indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Research and development expenses also include commercial manufacturing development costs consisting primarily of costs incurred under our development agreements with Invetech and Saint-Gobain to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products. We have been developing AGS-003 and AGS-004, in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table.

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Direct research and development expense by program:
AGS-003	$5,842	$11,301	$16,940
AGS-004	2,626	1,602	903
Other	403	52	131

Total direct research and development program expense	8,871	12,955	17,974
Commercial manufacturing development	—	—	11,588
Indirect research and development expense	8,746	11,036	15,937

Total research and development expense	$17,617	$23,991	$45,499

Research and development expenses were $24.0 million for the year ended December 31, 2013, compared with $45.5 million for the year ended December 31, 2014, an increase of $21.5 million, or 89.7%. The increase in research and development expense primarily reflects a $5.0 million increase in direct research and development expense, a $11.6 million increase in commercial manufacturing development expense and a $4.9 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•
Direct research and development expense for AGS-003 increased from $11.3 million for the year ended December 31, 2013 to $16.9 million in the year ended December 31, 2014. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib in the year ended December 31, 2014 as compared with the year ended December 30, 2013; and

•
Direct research and development expense with respect to AGS-004 decreased from $1.6 million in the year ended December 31, 2013 to $0.9 million in the year ended December 31, 2014 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined, which decrease was partially offset by $0.2 million in costs to support stage 1 of an investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients aimed at eradication of the virus that began in May 2014.

We also incurred $11.6 million of research and development expense related to the initiation of our commercial manufacturing development efforts during the year ended December 31, 2014. The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 80 employees engaged in research and development activities as of December 31, 2013 compared with 97 employees as of December 31, 2014.

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

General and Administrative Expenses

General and administrative expenses were $4.7 million for the year ended December 31, 2013, compared with $8.6 million for the year ended December 31, 2014, an increase of $3.9 million or 84.4%. This increase is primarily due to an additional $1.4 million in personnel costs, including salaries, benefits and stock-based compensation; an increase of $1.3 million in outside services including legal, patent, and other consulting services; and an increase of $1.2 million in expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance, board of directors’ fees and expenses, franchise taxes and registration and service fees.

General and administrative expenses were $6.1 million for the year ended December 31, 2012, compared with $4.7 million for the year ended December 31, 2013, a decrease of $1.4 million or 24.0%. This decrease reflects a $0.5 million decrease in audit and tax consulting fees and a $1.6 million decrease in legal expenses reflecting our increased legal expenses in 2012 associated with the initial public offering that we withdrew in March 2012. These decreases were partially offset by an increase of $0.7 million primarily due to increased compensation and marketing expenses during the year ended December 31, 2013.

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

Interest Expense

Interest expense was $5,000 for the year ended December 31, 2013, compared with $1.1 million for the year ended December 31, 2014. During the year ended December 31, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013, and interest from the Loan Agreement with the Lenders entered into in September 2014. We expect that interest expense will increase as a result of interest incurred under the Loan Agreement.

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

Change in Fair Value of Warrant Liability

Income from the change in fair value of the warrant liability was $0.4 million for the year ended December 31, 2013, compared with none for the year ended December 31, 2014. The 2013 amount represented the decrease in the fair value of the warrant liability during the year ended December 31, 2013. In July 2013, in connection with the series D-1 exchange, all of our outstanding warrants to purchase shares of our series C preferred stock and series D-1 preferred stock were cancelled. As a result, there were no warrants to purchase preferred stock outstanding as of December 31, 2013 or during the year ended December 31, 2014.

Income from the change in fair value of the warrant liability was $4.9 million for the year ended December 31, 2012, compared with income of $0.4 million for the year ended December 31, 2013. These amounts represented the decrease in the fair value of the warrant liability during the respective periods.

Derivative (Expense) Income

Derivative income was $1.0 million for the year ended December 31, 2012, compared with zero for the years ended December 31, 2013 and 2014. Derivative income in 2012 reflected the termination of the put option held by the shareholders of DC Bio which resulted in the recognition of the derivative liability as income.

Investment Tax Credits

Other income of $140,556 was recognized during the year ended December 31, 2014 for scientific research and experimental development, or SR&ED, investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received. No such credits were received during the year ended December 31, 2013.

Investment tax credits were $0.7 million for the year ended December 31, 2012. We recorded no investment tax credits in the year ended December 31, 2013.

Other Expense

Other expense totaled $117,000, $48,000 and $266,000 for the years ended December 31, 2012, 2013 and 2014, respectively. Under a previous loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Our initial public offering closed on February 12, 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the consolidated statement of operations during the year ended December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2014, we had cash, cash equivalents and short-term investments of $56.2 million.

Since our inception in May 1997 through December 31, 2014, we have funded our operations principally with $215.3 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.1 million from government contracts, grants and license and collaboration agreements, and $12.5 million from the Loan Agrement.

As of December 31, 2014, the gross proceeds we have received from the issuance and sale of our preferred stock were as follows:

Issue	Year	Gross Proceeds
		(in thousands)
Series A Preferred	2000	$1,594
Series B Preferred	2001	$39,382
Series B-1 Preferred	2004	$5,000
Series C Preferred	2008	$33,462
Series D Preferred	2012	$9,022
Series D-1 Preferred	2012	$15,978
Series E Preferred	2013	$48,000

Upon the closing of the initial public offering in February 2014, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 13,188,251 shares of common stock.

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

Venture Loan and Security Agreement. In September 2014, we entered into the Loan Agreement, with the Lenders, under which we may borrow up to $25.0 million in two tranches of $12.5 million each, or the Loan Facility.

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

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets other than our intellectual property. We also have agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

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

In connection with the Loan Agreement, we issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of our Common Stock at a per share exercise price of $9.06, or the Warrants.  The Lenders may not exercise the Warrants for more than 41,390 of such shares of Common Stock until the earliest to occur of (i) a merger or consolidation of the Company, or a sale of all or substantially all of our assets, (ii) our satisfaction of the conditions precedent to the making of the second tranche loan, and (iii) the funding of the second tranche loan.  The Warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the Warrants.

Commercial Facility. On August 18, 2014, we entered into a Lease Agreement with TKC.

Under the Lease Agreement, we leased certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house our corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace our existing lease, located at 4233 Technology Drive, Durham North Carolina, which currently expires in November 2016. The shell of the new facility is being constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be May 1, 2015. We have the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility. Under the lease agreement, we were granted a purchase option under which we may exercise to acquire the facility.

In February 2015, we entered into a purchase and sale agreement with TKC exercising our purchase option under the lease agreement. The purchase price to be paid by us upon closing is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us and the amount of any improvement allowances advanced to us by TKC prior to the closing. We expect our exercise of the purchase option to close in the second half of 2015. Upon the closing, the lease agreement will terminate.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,198)	$(18,256)	$(45,241)
Investing activities	(5,281)	(10,057)	(7,789)
Financing activities	24,871	53,404	56,966
Effect of exchange rate changes on cash	(180)	(8)	(10)

Net increase (decrease) in cash and cash equivalents	$6,212	$25,083	$3,926

Operating Activities. Net cash used in operating activities of $13.2 million during the year ended December 31, 2012 was primarily a result of our $10.5 million net loss, changes in operating assets and liabilities of $0.4 million and non-cash items of $2.3 million. These non-cash items reflect the gain recorded due to the decrease in fair value of our warrant liability of $4.9 million and derivative income of $1.0 million, partially offset by the write-off of previously deferred financing costs of $1.8 million, non-cash interest costs related to our debt of $0.3 million, depreciation of $0.5 million and compensation expense related to stock options of $1.0 million.

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

Net cash used in operating activities of $45.2 million during the year ended December 31, 2014 was primarily a result of our $53.3 million net loss, partially offset by non-cash items of $4.4 million and changes in operating assets and liabilities of $3.7 million. These non-cash items primarily consisted of depreciation and amortization of $0.6 million, compensation expense related to stock options of $3.0 million and interest accrued on long-term debt of $0.7 million. The long-term portion of accrued manufacturing research and development expenses increased by $3.7 million.

Investing Activities. Net cash used in investing activities amounted to $5.3 million, $10.1 million and $7.8 million for the years ended December 31, 2012, 2013 and 2014, respectively. Cash used in investing activities during each of these periods primarily reflected our purchases of property and equipment or purchases of short-term investments. Purchases of property and equipment totaled $1.1 million, $0.6 million and $1.1 million during the years ended December 31, 2012, 2013 and 2014, respectively. Additionally, during the year ended December 31, 2014, we made a $1.3 million payment to a long-term restricted cash account to secure a letter of credit for the construction of our new facility under a build-to-suit lease agreement. Cash provided by investment activities during each of these periods was primarily due to sales and maturities of short-term investments.

Financing Activities. Net cash provided by financing activities amounted to $24.9 million, $53.4 million and $57.0 million for the years ended December 31, 2012, 2013 and 2014, respectively. Cash provided by financing activities for the year ended December 31, 2012 consisted primarily of the proceeds from the sale of our series D and D-1 preferred stock of $25.0 million and loan proceeds of $0.1 million, partially offset by stock issuance costs of $0.2 million. Cash provided by financing activities for the year ended December 31, 2013 primarily consisted of proceeds of $48.0 million from the sale of our series E preferred stock and attached common stock warrants and $6.9 million from the note payable to Medinet, partially offset by stock issuance costs of $1.5 million. Cash provided by financing activities for the year ended December 31, 2014 consisted primarily of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014, $12.5 million of loan proceeds from our Loan Agreement, which closed on September 29, 2014, partially offset by stock and debt issuance costs totaling $5.3 million, and payments on other notes payable of $51,481.

Significant Changes in Consolidated Balance Sheet as of December 31, 2014 Compared with December 31, 2013

Short-term investments increased by $5.4 million due to proceeds received from our initial public offering in February 2014. Property and equipment, net, increased by $3.9 million primarily due to the $3.4 million asset that we recognized related to a lease agreement signed in August 2014 for our new manufacturing facility and $0.5 million from construction in progress. Additionally, we recognized a $3.4 million facility lease obligation as of September 30, 2014 related to this lease agreement. Accounts payable increased by $0.5 million primarily due to the commencement of construction of the manufacturing facility. Long-term debt increased by $12.8 million primarily related to the borrowing of $12.5 million under the venture loan and security agreement on September 29, 2014 and accrued interest on the promissory note payable to Medinet. We also recognized a $3.5 million long-term liability under our manufacturing development agreement with Invetech as of December 31, 2014.

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

We expect that our existing cash, cash equivalents and short-term investments, including anticipated funding under our NIH contract, will enable us to fund our operating expenses into the second half of 2016. We intend to devote our cash, cash equivalents and short term investments to fund our pivotal phase 3 clinical trial of AGS-003 through data, to fund our planned phase 2 clinical trials of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors, to fund certain of the costs of the ongoing phase 2 clinical trial of AGS-004 for HIV eradication and the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients, to initiate, but not complete, the planned build-out and equipping of our new commercial manufacturing facility, the exercise of our purchase and sale agreement for this new facility and for working capital and general corporate purposes.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete the planned build-out and equipping of our new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. We expect that we will need to spend approximately an additional $50.0 million to build out and equip the new commercial manufacturing facility that we plan to establish. In addition, we expect to spend approximately an additional $25.0 million on development, equipment and disposables, including costs incurred under the development agreements with Invetech and Saint-Gobain. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements during 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned build-out and equipping of the new commercial facility or may be delayed in doing so.

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

•
the progress and results of our ongoing phase 2 clinical trial for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our planned build-out and equipping of a new commercial manufacturing facility;

•	the ability to access the second tranche of our Loan Agreement;

•	the potential need to repay the $9.0 million loan under our license agreement with Medinet;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	revenue, if any, received from sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

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

We are seeking government or other third party funding for the continued development of AGS-004. In January 2014, CARE agreed that it would fund all patient clinical costs of Stage 1 of our phase 2 adult eradication clinical trial of AGS-004, except for the associated manufacturing costs for which we will be responsible. If we are unable to raise additional government or other third party funding when needed, we may be required to delay, limit, reduce or terminate our development of AGS-004 or to grant rights to develop and market AGS-004 that we would otherwise prefer to keep for ourselves.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases for existing facilities and equipment	$909	$394	$515	$—	$—
Facility lease obligation for new facility	6,236	375	1,156	1,208	3,497
Notes payable to Horizon Technology and Fortress Credit	12,500	—	7,812	4,688	—
Final payment to Horizon Technology and Fortress Credit	625	—	—	625	—
Note payable to Medinet	9,000	—	—	9,000	—
Other notes payable	78	31	47	—	—
Amount due under development agreement with Invetech	3,476	—	3,476	—	—
Interest on long-term debt and development agreement with Invetech	5,094	1,177	2,417	1,500	—
Purchase obligation with Invetech	25,000	—	25,000	—	—

Total	$62,918	$1,977	$40,423	$17,021	$3,497

Under the Lease Agreement with TKC, we agreed to lease an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house our corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace our existing lease, which currently expires in November 2016, located at 4233 Technology Drive, Durham North Carolina. The shell of the new facility will be constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

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

On February 16, 2015, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with TKC which represented our exercise of the purchase option under the Lease Agreement. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us and the amount of any improvement allowances advanced to us by TKC prior to the closing. The Purchase Agreement is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate. This commitment is not included in the above table of contractual obligations and commitments.

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

In October 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, but such deferral may not exceed $5,000,000.  Deferred fees (plus interest of 7% per annum) would become payable either, at our option, in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”).  The “Sunset Date Trigger Event” is December 31, 2016 or is June 30, 2016 if, prior to such date, our ongoing phase 3 ADAPT clinical trial is closed early following the interim review at 50% or 75% of events, due to a positive efficacy outcome in favor of the active treatment arm that contains AGS-003. Invetech is entitled to a 10% bonus payment if this clinical trial is closed early indicating positive efficacy and Invetech has timely completed all activities up to the time of such early closure.

The development agreement requires the parties to discuss in good faith Invetech’s supply of Production Systems for use in manufacturing commercial product. We have an obligation to purchase $25.0 million worth of Production Systems, components, subsystems and spare parts for commercial use. Once that obligation has been satisfied, we have the right to have a third party supply Production Systems for use in manufacturing commercial product, provided that Invetech has a right of first refusal with respect to any offer by a third party and we may not accept an offer from a third party unless that offer is at a price that is less than that offered by Invetech and otherwise under substantially the same or better terms. We will own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein-under which we will have a license).  The term of the development agreement will continue until the completion of the development of the Production Systems. The development agreement can be terminated early by either party because of a technical failure or by us without cause.

In January 2015, we entered into a development agreement with Saint-Gobain. Under the agreement, Saint-Gobain will develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We do not expect the fees and expenses incurred under the Saint-Gobain agreement to exceed $6,000,000. We made a payment of $400,000, and Saint-Gobain has agreed to defer one half of the fees and expenses incurred until the earlier of (i) the date upon which we have raised an additional $60.0 million in capital, and (ii) September 30, 2016. The Saint-Gobain agreement requires the parties to begin negotiating a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years. The agreement will continue until December 31, 2016, but can be terminated earlier by written agreement of the parties because of a material default or a failure to achieve a performance milestone.

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

Net Operating Losses

As of December 31, 2014, we had U.S. federal and state, and Canadian federal and provincial net operating loss carryforwards of approximately $158,406,400, $176,699,700, $6,579,600, and $6,579,600, respectively. These net operating loss carryforwards begin to expire in 2018, 2017, 2015 and 2015, respectively. As of December 31, 2014, we had U.S. federal and state tax credit carryforwards of approximately $5,028,400 and $340,400, respectively. These credit carryforwards begin to expire in 2020 and 2019, respectively. As of December 31, 2014, we had Canadian investment tax credit carryforwards of approximately $35,100 that begin to expire in 2024. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of December 31, 2014, we have not completed a formal study to determine whether there are 382 limitations that apply.

As of December 31, 2014, we have received $2.9 million in refunds through scientific research and experimental development tax credits through our consolidated subsidiary in Canada.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the financial statement schedule required by this item, together with the report of our independent registered public accounting firm and the notes to our financial statements, appear on pages F-1 through F-33 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our vice president of finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table sets forth the name, age and position of each of our executive officers and directors as of March 15, 2015.

Name	Age	Position
Jeffrey D. Abbey	53	President, Chief Executive Officer and Director
Charles A. Nicolette, Ph.D.	52	Chief Scientific Officer and Vice President of Research and Development
Frederick M. Miesowicz, Ph.D.	66	Chief Operating Officer and Vice President of Manufacturing
Douglas C. Plessinger	46	Vice President of Clinical and Medical Affairs
Lori R. Harrelson	45	Vice President of Finance
Joan Winterbottom	57	Chief Human Resources Officer
Hubert Birner, Ph.D.(1)(3)	48	Chairman of the Board of Directors
Jean Lamarre(1)	61	Director
Andrei Petrov(2)(3)	41	Director
Brian J. Underdown, Ph.D.(2)(3)	73	Director
Sander van Deventer M.D., Ph.D.	60	Director
Philippe Van Holle(1)(2)	60	Director
Alexey Vinogradov, Ph.D.	41	Director

_______________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Douglas C. Plessinger, RPh, has served as our Vice President of Clinical and Medical Affairs since October 2011, after serving as a clinical consultant for us since October 2007. Prior to joining us, Mr. Plessinger served as Executive Vice President and Managing Director at Axcelo MSL Solutions, LLC, an oncology consulting company, from August 2008 to September 2011 and founding partner and Managing Director of its predecessor company, venn5 BioConsulting, LLC, from 2007 to 2008. Prior to this, he served as Senior Vice President, Account Services at The Navicor Group, LLC, a healthcare advertising agency and a division of inVentiv Health, Inc., a healthcare services company, from 2004 to 2007; Oncology Medical Science Liaison at Millennium Pharmaceuticals, Inc., from 2002 to 2003; and in various Medical Affairs and Product Development roles at Bristol-Myers Squibb Oncology, a pharmaceutical company, from 1997 to 2002. Mr. Plessinger received a B.S. in pharmacy from Northeastern University.

Lori R. Harrelson has served as our Vice President of Finance since July 2011. Ms. Harrelson served as our Director of Finance and Accounting from January 2007 to July 2011 and as our Director of Accounting and Financial Reporting from September 2004 to January 2007. Prior to joining us, Ms. Harrelson served as Finance Manager at LipoScience, Inc., a diagnostic company, from 2001 to 2004 and a senior auditor at Ernst & Young, from 1997 to 2001. Ms. Harrelson received a B.S. in finance from East Carolina University and is a C.P.A.

Joan C. Winterbottom, has served as our Chief of Human Resources since February 2015. From August 2012 to February 2014, she served as Senior Vice President, Human Resources at Amicus Therapeutics, Inc., a biopharmaceutical company. From August 2011 to August 2012, she served as Senior Vice President, Human Resources at Savient Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Savient, Ms. Winterbottom held a variety of human resources leadership roles at Johnson & Johnson (J&J) from 2001 to 2011, from 2010 to 2011 as Vice President of Human Resources for the Global Over-the-Counter/Nutritionals/Wellness and Prevention global business unit and from 2008 to 2010 as Vice President of Human Resources of the J&J subsidiary McNeil Consumer Healthcare. During her time at J&J, she also served as Vice President of Human Resources for McNeil Consumer Healthcare and World Wide Director, Head of Human Resources for Biologics, Immunology, and Oncology Research & Development. Earlier in her career, Ms. Winterbottom held human resources positions of increasing responsibility in various financial services companies. Ms. Winterbottom earned a B.S. in business and economics from Lehigh University, and a graduate certification in organization development from Saint Joseph's University.

Hubert Birner, Ph.D. has served as the Chairman of our board of directors since 2005 and a member of our board of directors since 2001. Dr. Birner joined the Munich office of TVM Capital, a venture capital firm and affiliate of ours, as an investment manager in 2000 and currently serves as the Managing Partner of the firm. From 1998 to 2000, Dr. Birner served as head of European business development and director of marketing for Germany at Zeneca Agrochemicals, a biopharmaceutical company. Prior to joining Zeneca Agrochemicals, Dr. Birner served as a management consultant in McKinsey & Company’s European healthcare and pharmaceutical practice. Dr. Birner has served on the board of directors of Proteon Therapeutics, Inc. since 2006 and of SpePharm Holdings BV since 2007. Dr. Birner previously served on the board of directors of Horizon Pharma, Inc., Bioxell SA, and Evotec AG. Dr. Birner received an M.B.A. from Harvard Business School and a doctorate in biochemistry from Ludwig-Maximilians University in Munich, Germany. His doctoral thesis was honored with the Hoffmann-La Roche prize for outstanding basic research in metabolic diseases. We believe that Dr. Birner is qualified to serve as the Chairman of our board of directors due to his extensive experience with biopharmaceutical companies and his years of experience providing strategic and advisory services to pharmaceutical and biotechnology companies as a lead director and investor.

Jean Lamarre has served as a member of our board of directors since February 2013. Mr. Lamarre is the President of 2856166 Canada Inc., a management consulting firm that he founded in 1992. Mr. Lamarre has been a lead director, the Chairman and from 2008 to 2015, Executive Chairman of Semafo Inc., a gold production company. From 1984 to 1991, Mr. Lamarre served as the Chief Financial Officer of the Lavalin Group, one of the world’s leading design and construction firms. Mr. Lamarre is also a member of the Independent Review Committee of Investor Group Investment Management Ltd. He also serves as Chairman of D-Box Technologies Inc. and a number of private companies. Mr. Lamarre received a B.Comm. in applied economics from HEC Montreal. We believe that Mr. Lamarre is qualified to serve on our board of directors due to his valuable and relevant experience as a senior financial executive.

Andrei Petrov, Ph.D. has served as a member of our board of directors since August 2013. Dr. Petrov has been the Chief Scientific Officer of International Biotechnology at Center Generium, a private scientific research and drug development company, since 2011, and the Chief Executive Officer of CJSC ‘Kollectsiya,’ a venture investment company, since 2013. From 2008 to 2011, Dr. Petrov served as Senior Scientist at CJSC Masterclone, a drug discovery and development company. Dr. Petrov has also served as a member on the board of directors of Affitech A/S since 2010, and as a member on the board of directors of co.don AG since 2012. We believe that Dr. Petrov is qualified to serve on our board of directors due to his extensive experience in drug discovery and development, international collaboration and co-development as well his business development skills in mergers, acquisitions and licensing deals.

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

Philippe Van Holle has served as a member of our board of directors since November 2014. Mr. Van Holle held the position of Senior VP Global Human Resources at Celgene Corporate HQ in Summit, New Jersey from January 2013 until October 2014. From January 1, 2012 until December 2012, he held the position of Chairman International in Celgene. He was President EMEA from November 2008 to December 2011, after building the European organization as Head of Europe since January 2006. Mr. Van Holle served as Vice President Northern Europe for the Genzyme Corporation from September 2001 to December 2005. Previously, he had been Vice President Global Marketing at Baxter International, for the Renal Division, which he joined in 1998. He was Vice President Marketing, Amgen Europe from 1989 to 1997. Mr. Van Holle received his undergraduate degree in Econometrics at the Antwerp University St. Ignatius, Belgium in 1976 and a M.B.A from Cornell University. We believe that Mr. Van Holle is qualified to serve on our board of directors due to his experience in the biopharmaceutical industry and as a senior executive.

Alexey Vinogradov, Ph.D. has served as a member of our board of directors since February 2014. Dr. Vinogradov has served as a Managing Partner of CJSC Kollektsiya, or Inbio Ventures, a management company for Pharmstandard International, S.A., since 2012. Prior to joining Inbio Ventures, from 2009 to 2012, Dr. Vinogradov served as Investment Manager at Bioprocess Capital Partners, Russia’s first venture capital fund, specializing in life sciences and drug discovery. From 2004 to 2009, Dr. Vinogradov was employed by the International Science and Technology Center, where he provided consulting and investment support to early-stage biotechnology companies. From 2002 to 2004, Dr. Vinogradov was employed by Core-Biotech, a private company specialized in industrial biotechnology. Dr. Vinogradov received a Ph.D. in biochemistry from Moscow State University and completed a post-doctoral fellowship at Wageningen University (the Netherlands). We believe that Dr. Vinogradov is qualified to serve on our board of directors due to his experience in the venture capital and biopharmaceutical industries and his scientific background.

Board Composition and Election of Directors

Our board of directors is currently authorized to have up to eight members. In accordance with the terms of our certificate of incorporation and bylaws, our board of directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	the class I directors are Brian J. Underdown, Ph.D., Sander van Deventer, M.D., Ph.D. and Alexey Vinogradov, Ph.D., and their term expires at our annual meeting of stockholders to be held in 2015;

•	the class II directors are Hubert Birner, Ph.D. and Jean Lamarre, and their term expires at our annual meeting of stockholders to be held in 2016; and

•	the class III directors are Jeffrey D. Abbey, Andrei Petrov and Philippe Van Holle, and their term expires at our annual meeting of stockholders to be held in 2017.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. In accordance with the terms of our certificate of incorporation and bylaws, our directors may only be removed for cause by the affirmative vote of the holders of 75% or more of our voting stock.

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

Audit Committee

The current members of our audit committee are Hubert Birner, Ph.D., Jean Lamarre and Philippe Van Holle. Mr. Lamarre chairs our audit committee. Mr. Van Holle has served on the committee since February 2015. Mr. Van Holle replaced Brian Underdown, who served as a member of our audit committee from October 2014 until February 2015. In addition, David W. Gryska, a former member of our board of directors, served as a member of our audit committee until October 2014 at which time he ceased to serve as a member of our board of directors.

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

Our board of directors has determined that Mr. Lamarre is an “audit committee financial expert” as defined in applicable SEC rules and qualifies as independent as defined under the applicable NASDAQ rules for audit committee members. We believe that the composition of our audit committee meets all applicable requirements with respect to audit committee composition under the current NASDAQ Global Market and SEC rules and regulations.

Compensation Committee

The current members of our compensation committee are Andrei Petrov, Brian J. Underdown, and Philippe Van Holle. Dr. Underdown chairs our compensation committee. Mr. Van Holle has served on the committee since he joined our board of directors in November 2014. Mr. Van Holle replaced David W. Gryska, a former member of our board of directors, who served as a member of our compensation committee until October 2014 at which time he ceased to serve as a member of our board of directors.

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

Item 11. Executive Compensation

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2014. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place into perspective the data presented in the tables and narrative that follow. Our “named executive officers” for 2014 were:

•	Jeffrey D. Abbey, our president and chief executive officer;

•	Charles A. Nicolette, Ph.D., our vice president of research and development and chief scientific officer; and

•	Frederick M. Miesowicz, Ph.D., our vice president of manufacturing and chief operating officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Jeffrey D. Abbey(3) President and Chief Executive Officer	2014 2013	379,788 300,000	163,800 136,800	482,991 2,112,044	16,632 3,136	1,043,211 2,551,980
Charles A Nicolette, Ph.D. Vice President of Research and Development and Chief Scientific Officer	2014 2013	294,327 250,000	88,200 71,250	202,618 891,946	8,117 3,033	593,262 1,216,229
Frederick M. Miesowicz, Ph.D. Vice President of Manufacturing and Chief Operating Officer	2014 2013	284,552 261,380	72,455 74,493	104,357 504,879	13,623 3,112	474,987 843,864
_____________
(1)
The amounts reported in the “Option Awards” column reflect the aggregate fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification, or ASC, Topic 718. See Notes 2 and 12 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data” of this annual report regarding assumptions underlying the valuation of the option awards.

(2)
The amounts reported in the “All Other Compensation” column reflect, for each named executive officer, the sum of the incremental cost to us of all perquisites and other personal benefits, which are comprised of post-tax insurance earnings.

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

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.  Prior to the closing of our initial public offering, or IPO, the 2014 annual base salaries of Mr. Abbey, Dr. Nicolette and Dr. Miesowicz were $300,000, $250,000 and $261,380, respectively. Effectively, upon the closing of our IPO in February 2014, the 2014 annual base salaries of Mr. Abbey, Dr. Nicolette and Dr. Miesowicz were increased to $390,000, $300,000 and $287,518, respectively.

Annual Cash Bonus. In addition to base salaries, our executive officers are eligible to receive annual discretionary cash bonuses based on the achievement of corporate objectives and individual performance. Bonuses are typically prorated on a monthly basis, as applicable, for executive officers who commence employment after the beginning of the year. Our executive officers’ annual bonus opportunities are generally set in their employment agreements as a specified percentage of annual base salary. The 2014 annual target bonus amount for Mr. Abbey was 50% of his base salary, for Dr. Nicolette was 35% of his base salary and for Dr. Miesowicz was 30% of his base salary. In determining annual bonuses, we have generally attributed 85% of the target bonus to the achievement of specified corporate objectives and 15% to the individual’s effectiveness in helping us achieve our corporate objectives or other individual performance criteria. The annual corporate objectives are recommended by our chief executive officer and approved by the compensation committee and the board of directors. Historically, annual bonuses have been determined by the compensation committee and ratified by the non-employee directors in December of each year and paid by the end of December of the year in which they were determined. For 2014, we paid cash bonuses of $163,800 to Mr. Abbey, $88,200 to Dr. Nicolette and $72,455 to Dr. Miesowicz.

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

We award stock options broadly to our employees, including to our non-executive employees. Grants to our executives and other employees are made at the discretion of our board of directors and are not made at any specific time period during a fiscal year. All of our named executive officers have received stock option grants under our 1999 stock option plan, our 2008 stock incentive plan, or our 2014 stock inentive plan, each of which is described below. The 1999 stock option plan has expired and no further options may be granted under that plan. Our board of directors and the Company’s stockholders adopted a new equity incentive plan described under “— Stock Option and Other Equity Compensation Plans” below, effective upon the closing of our IPO in February 2014, and has determined not to grant any additional awards under our 2008 stock incentive plan. Our 2014 plan affords our compensation committee continued flexibility in making a wide variety of equity awards.

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

In July 2014 options were granted to each executive that vest upon the successful achievement within specified time parameters of specified performance milestones designed for such executive. The performance milestones for each executive include milestones related to two or more of the Company’s stock price, clinical and non-clinical development of AGS-003, regulatory approval of AGS-003, commercial supply of AGS-003, business development activities and the expansion of the Company’s program pipeline. The achievement of any milestone shall be determined by the compensation committee of our board. Each milestone is weighted and assigned a percentage such that the achievement of a particular milestone will result in the vesting of that portion of the option.

Grants of Plan-Based Awards

The following table sets forth, for each of our named executive officers, information regarding each grant of a plan-based award made during the fiscal year ended December 31, 2014. This information supplements the information about these awards set forth in the Summary Compensation Table.

Name	Grant Date	All Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards($)(3)
Jeffrey D. Abbey	7/28/2014	58,400	(1)	6.09	291,585
	7/28/2014	87,600	(2)	6.09	191,406
Charles A Nicolette, Ph.D.	7/28/2014	18,000	(1)	6.09	89,872
	7/28/2014	27,000	(2)	6.09	71,030
Frederick M. Miesowicz, Ph.D.	7/28/2014	10,200	(1)	6.09	50,928
	7/28/2014	15,300	(2)	6.09	53,429
______________________
(1)
This option was granted on July 28, 2014 and vests as to 25% of the shares on July 1, 2015, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on July 1, 2015, provided that the recipient continues to provide services to us over such period.

(2)
This option was granted on July 28, 2014 and vests based on the achievement of various individual performance and market targets at various dates through December 31, 2017, provided that the recipient continues to provide services to us through the individual target measurement date.

(3)
Amounts reported represent the grant date fair value of the stock options granted during 2014 over the entire term of the options, computed in accordance with ASC 718. The valuation assumptions used in calculating the fair value of the stock options are set forth in note 12 to our consolidated financial statements.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table provides information about outstanding stock options held by each of our named executive officers at December 31, 2014. All of the listed options were granted under our 2014 and 2008 stock incentive plans.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Jeffrey D. Abbey	14,175	(1)	—		4.20	(8)	7/2/18
	5,706	(2)	—		4.20	(8)	12/5/18
	50,425	(3)	—		4.20	(8)	12/10/20
	58,751	(4)	4,701	(4)	4.20	(8)	4/10/22
	45,602	(5)	—		4.20	(8)	12/11/22
	104,573	(6)	281,545	(6)	5.82		11/1/23
	17,355	(7)	46,727	(7)	5.82		11/11/23
	—		58,400	(9)	6.09		7/27/24
	—		87,600	(10)	6.09		7/27/24
Charles A. Nicolette, Ph.D.	14,640	(1)	—		4.20	(8)	7/2/18
	5,893	(2)	—		4.20	(8)	12/5/18
	14,619	(3)	—		4.20	(8)	12/10/20
	29,375	(4)	2,351	(4)	4.20	(8)	4/10/22
	22,801	(5)	—		4.20	(8)	12/11/22
	43,778	(6)	117,865	(6)	5.82		11/1/23
	7,713	(7)	20,768	(7)	5.82		11/11/23
	—		18,000	(9)	6.09		7/27/24
	—		27,000	(10)	6.09		7/27/24
Frederick M. Miesowicz, Ph.D.	13,943	(1)	—		4.20	(8)	7/2/18
	5,612	(2)	—		4.20	(8)	12/5/18
	6,809	(3)	—		4.20	(8)	12/10/20
	22,031	(4)	1,763	(4)	4.20	(8)	4/10/22
	17,102	(5)	—		4.20	(8)	12/11/22
	24,324	(6)	65,491	(6)	5.82		11/1/23
	4,820	(7)	12,980	(7)	5.82		11/11/23
	—		10,200	(9)	6.09		7/27/24
	—		15,300	(10)	6.09		7/27/24
_______________
(1)
This option was granted on July 2, 2008 and vested as to 50% of the shares on the date of grant, with the remaining 50% of the shares vesting in equal amounts monthly over the two year period commencing on April 1, 2008.

(2)	This option was granted on December 5, 2008 and vested in specified increments over a two-year period ending on April 1, 2010.
(3)
This option was granted on December 10, 2010. This option vested in equal monthly installments over a four year period, with the first installment vesting on February 24, 2010, provided that recipient continued to provide services to us over such period.

(4)
This option was granted on April 10, 2012 and vested as to 1/3 of the shares on the date of grant, with the remaining 2/3 of the shares vesting in equal amounts monthly over the three year period commencing on April 10, 2012, provided that the recipient continues to provide services to us over such period.

(5)
This option was granted on December 11, 2012 and vested as to 50% of the shares on the date of grant, with the remaining 50% of the shares vesting in equal amounts monthly over the two year period commencing on October 31, 2012, provided that the recipient continued to provide services to us over such period.

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

(9)
This option was granted on July 28, 2014 and vests as to 25% of the shares on July 1, 2015, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on July 1, 2015, provided that the recipient continues to provide services to us over such period.

(10)
These options were granted on July 28, 2014 and vest based on the achievement of various individual performance and market targets at various dates through December 31, 2017, provided that the recipient continues to provide services to us through the individual target measurement date.

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

Pursuant to the terms of their agreements, our named executive officers were initially entitled to receive the following annual base salaries: $300,000 for Mr. Abbey, $250,000 for Dr. Nicolette and $261,380 for Dr. Miesowicz. Effective upon the closing of our IPO on February 12, 2014, these annual base salaries were increased to: $390,000 for Mr. Abbey, $300,000 for Dr. Nicolette and $287,518 for Dr. Miesowicz. Effective January 1, 2015, these annual base salaries were increased to: $450,000 for Mr. Abbey, $325,000 for Dr. Nicolette and $296,000 for Dr. Miesowicz.

In addition, each named executive officer is eligible to receive an annual performance cash bonus under his employment agreement based on the achievement of corporate objectives and the named executive officer’s individual performance, which is determined by our board of directors in its sole discretion. The bonus opportunity is calculated as a percentage of the named executive officer’s then annual base salary. Prior to the close of our IPO, the target annual bonus percentage for each named executive officer was as follows: 40% for Mr. Abbey, 25% for Dr. Nicolette and 25% for Dr. Miesowicz. Following the close of our IPO on February 12, 2014, the target annual bonus percentage for each named executive officer was increased to: 50% for Mr. Abbey, 35% for Dr. Nicolette and 30% for Dr. Miesowicz and for the year ending December 31, 2015 was increased to 50% for Mr. Abbey, 35% for Dr. Nicolette and 30% for Dr. Miesowicz. Each named executive officer must be employed on the date the bonus is paid in order to be eligible for and receive his annual bonus.

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

Under Mr. Abbey’s and Dr. Nicolette’s employment agreements, effective upon the close of our IPO on February 12, 2014 and for a period of four years from such date, to the extent that any payment, benefit or distribution, or combination thereof, by us or any of our affiliates to the executive officer pursuant to his employment agreement or any other agreement, plan or arrangement would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed under Section 4999 of the Code, Mr. Abbey and Dr. Nicolette, as applicable, will be entitled to receive a “gross-up” payment equal to the sum of such excise tax and related interest or penalties, plus the amount necessary to put him in the same after-tax position that he would have been in had he not incurred any tax liability under Section 4999 of the Code. After such four-year period, the applicable executive officer will not be entitled to any such “gross up” payment associated with any “parachute payment” or excise tax. Dr. Miesowicz is not entitled to any “gross up” payment associated with any “parachute payment” under his employment agreement.

If required by Section 409A of the Code, the payments we are required to make to each named executive officer in the first six months following the termination of such named executive officer's employment under his respective employment agreement will be made as a lump sum on the date that is six months and one day following such termination.

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

2014 Stock Incentive Plan

In January 2014, our board of directors adopted and our stockholders approved the 2014 stock incentive plan, which became effective immediately prior to the closing of our IPO, which occurred in February 2014. The 2014 stock incentive plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the plan, the number of shares of our common stock that were reserved for issuance under the 2014 stock incentive plan was the sum of 1,951,182 shares, plus such number of shares of our common stock (up to 357,841 shares) as was equal to the sum of the number of shares of common stock reserved for issuance under the 2008 stock incentive plan that remained available for grant under the 2008 stock incentive plan immediately prior to the closing of our IPO and the number of shares of common stock subject to outstanding awards under the 2008 stock incentive plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right, plus an annual increase, to be added on the first day of the 2015 fiscal year and each subsequent anniversary through January 1, 2024, equal to the lowest of 2,309,023 shares of our common stock, 4% of the number of our outstanding shares on the first day of each such fiscal year and an amount determined by our board of directors. On January 1, 2015, an additional 589,722 shares of common stock were authorized for issuance under the 2014 stock incentive plan.

As of February 28, 2015, options to purchase 1,067,053 shares of our common stock, at a weighted average exercise price per share of $6.90, were outstanding under the 2014 stock incentive plan and 1,831,692 shares remained available for issuance.

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

2008 Stock Incentive Plan

In February 2008, our board of directors adopted our 2008 stock incentive plan. Our stockholders approved our 2008 stock incentive plan in March 2008. Upon the completion of our IPO, our board of directors agreed not to grant any further awards under the 2008 stock incentive plan but all outstanding awards will continue to be governed by their existing terms.

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

Share Reserve. When initially adopted, an aggregate of 201,278 shares were reserved for issuance under the 2008 stock incentive plan. The 2008 stock incentive plan was subsequently amended to increase the total number of shares which were available for issuance under the plan to 2,325,898.

As of December 31, 2014, options to purchase 1,891,688 shares of our common stock, at a weighted average exercise price per share of $5.46, were outstanding under the 2008 stock incentive plan.

Administration. Our board of directors, or a duly authorized committee thereof, is authorized to administer our 2008 stock incentive plan. Our board of directors delegated certain authority to administer the 2008 stock incentive plan to our compensation committee; however, our general practice was that awards were approved by the board of directors. In addition, our compensation committee delegated to Mr. Abbey the authority to award stock options to purchase 251,324 shares of our common stock to non-executive employees. Our board of directors or its authorized committee has the authority under the plan to interpret and adopt rules and procedures relating to the 2008 stock incentive plan, as well as to determine the terms of any award or amend the terms of any award made under the plan. No amendment to any award made under the plan may materially and adversely affect the rights of a participant under any outstanding award without the participant’s consent.

Stock Options. Each stock option awarded under the 2008 stock incentive plan was granted pursuant to a notice of stock option and stock option agreement. The board of directors determined the exercise price for a stock option, within the terms and conditions of the 2008 stock incentive plan, provided that the exercise price of a stock option generally could not be less than 100% of the fair market value of our common stock on the date of grant. The vesting and other terms of each grant under the 2008 stock incentive plan were determined by the board of directors in its discretion; however, shares subject to stock options granted under the 2008 stock incentive plan generally vest in installments over a specified period of service, typically four years.

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

Stock purchased upon the exercise of a stock option may, depending on the terms of the particular option agreement, be paid for using any of the following: (1) cash or check, (2) a broker-assisted cashless exercise, (3) so long as our common stock is registered under the Securities Exchange Act of 1934, the tender of common stock previously owned by the optionee, (4) delivery of a promissory note, (5) payment of other lawful consideration as determined by the plan administrator, or (6) any combination of the above.

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

Amendment. The board of directors may amend, suspend or terminate the plan at any time, subject to approval of the stockholders in certain circumstances if required by the Internal Revenue Code to ensure that incentive stock options are tax-qualified and to a participant’s consent to the extent that any amendment to the plan may materially and adversely affect the rights of a participant under any outstanding award.

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

1999 Stock Option Plan

In December 1999, our board of directors adopted and our stockholders approved the 1999 stock option plan. In 2008, our employees who then held options under the 1999 stock option plan agreed to the cancellation and termination of all of their options previously granted under the 1999 stock option plan in exchange for the grant of new options under our 2008 stock incentive plan described above, and the board of directors determined at that time to discontinue making awards under the 1999 stock option plan. As of December 31, 2013, options to purchase 11 shares of our common stock at a weighted average exercise price per share of $3,221.29 were outstanding under the 1999 stock option plan. The 1999 stock option plan has expired and no shares of our common stock are available for issuance under that plan other than shares that may be issued upon exercise of the outstanding options to purchase up to six shares of our common stock.

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

2014 Employee Stock Purchase Plan

In January 2014, our board of directors adopted and our stockholders approved the 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which became effective immediately prior to the closing of our IPO. Our compensation committee administers the 2014 ESPP.

The 2014 ESPP provides for six month offering periods during which eligible employees may elect to have wages or salary withheld through payroll deductions for the purpose of purchasing shares at the end of the period. All of our employees or employees of any designated subsidiary, as defined in the 2014 ESPP, are eligible to participate in the 2014 ESPP, provided that:

•	such person is customarily employed by us or a designated subsidiary for more than 20 hours a week and for more than five months in a calendar year;

•	such person has been employed by us or a designated subsidiary for at least three months prior to enrolling in the 2014 ESPP; and

•	such person was our employee or an employee of a designated subsidiary on the first day of the applicable offering period under the 2014 ESPP.

No employee is eligible to receive an option to purchase shares of our common stock that would result in the employee owning 5% or more of the total combined voting power or value of our stock immediately after the grant of such option.

We intend to make multiple offerings to our employees to purchase stock under the 2014 ESPP. Purchase plan periods under the 2014 ESPP will commence at such time or times as our board of directors determines. The first purchase plan period commenced on September 1, 2014 and ended on February 28, 2015. Our board of directors has currently authorized additional offering periods of six months each, beginning on March 1 and September 1 of each year until amended, suspended or terminated by the board. Payroll deductions made during each purchase plan period will be held for the purchase of our common stock at the end of each purchase plan period.

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

Director Compensation

The form and amount of director compensation is reviewed and assessed from time to time by the Compensation Committee with changes, if any, recommended to the Board for action. Director compensation may take the form of cash, equity, and other benefits ordinarily available to directors.

Our board of directors adopted a formal non-employee director compensation policy that became effective upon the closing of our IPO in February 2014. This policy is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. It provides for non-employee directors to receive an option grant of 11,000 shares upon election to the board, which will vest in equal quarterly installments over a term of three years so long as such person continues to serve as a director; an annual option grant of 5,500 shares upon the annual meeting of stockholders, which will vest in equal quarterly installments over a term of one year so long as such person continues to serve as a director; an annual retainer of $35,000; and a supplemental retainer of $25,000 in the event such director is the chairman or lead director. If the non-employee director is a member of our audit or compensation committee, he or she would receive an additional $5,000 retainer, which would be increased to $10,000 if such director was serving as the chair of such committee. If the non-employee director is a member of our governance and nominating committee, he or she would receive an additional $2,500 retainer, which would be increased to $5,000 if such director was serving as the chair of such committee.

We reimburse each non-employee director for reasonable travel expenses incurred and in connection with attendance at Board and committee meetings on our behalf, and for expenses such as supplies.

The form and amount of director compensation is reviewed and assessed from time to time by our Compensation Committee with changes, if any, recommended to our board of directors for action. Director compensation may take the form of cash, equity, and other benefits ordinarily available to directors.

Fiscal 2014 Compensation of Non-Employee Directors

Our non-employee directors received the following aggregate amounts of compensation in respect of the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Hubert Birner, Ph.D.	70,000	—	—	—	—	—	70,000
David Gryska (2)	48,917	—	—	—	—	—	48,917
Jean Lamarre	50,585	—	—	—	—	—	50,585
Andrei Petrov	42,500	—	—	—	—	—	42,500
Brian J. Underdown, Ph.D.	50,835	—	—	—	—	—	50,835
Sander van Deventer, M.D., Ph.D.	35,000	—	99,084	—	—	—	134,084
Philippe Van Holle (3)	5,543	—	73,704	—	—	—	79,247
Alexey Vinogradov, Ph.D.	35,000	—	99,084	—	—	—	134,084
___________________
(1)
The amounts shown in this column reflect the aggregate grant date fair value of the stock awards and option awards granted to our non-employee directors computed in accordance with FASB ASC Topic 718. The assumptions made in determining the fair values of our stock awards and option awards are set forth in Notes 2 and 12 to our 2014 Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	David Gryska resigned from our board of directors effective October 31, 2014.
(3)	Philippe Van Holle joined our board of directors in November 2014.

As of December 31, 2014, our non-employee directors held the following stock options, all of which were granted under the 2014 Plan and the 2008 stock incentive plan:

Name	Option Awards
Hubert Birner, Ph.D.	11,000
Jean Lamarre	16,015
Andrei Petrov	11,000
Brian J. Underdown, Ph.D.	11,000
Sander van Deventer, M.D., Ph.D.	11,000
Philippe Van Holle	11,000
Alexey Vinogradov, Ph.D.	11,000

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company. The current members of our compensation committee are Andrei Petrov, Brian J. Underdown, and Philippe Van Holle. David W. Gryska, a former member of our board of directors, served as a member of our compensation committee until October 2014, at which time he ceased to serve as a member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information relating to our equity compensation plans as of December 31, 2014.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	2,929,878	$5.98	1,372,394	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,929,878	$5.98	1,372,394
___________________
(1)
Reflects the total number of shares of our common stock available for issuance under the 2014 Plan and the 2014 – ESPP as of December 31, 2014. Our 2014 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year starting in the 2015 fiscal year and on each subsequent anniversary through January 1, 2024, equal to the lowest of 2,309,023 shares of our common stock, 4% of the number of the Company’s outstanding shares of common stock on the first day of each such fiscal year or an amount determined by the Company’s board of directors. On January 1, 2015, 589,722 shares of our common stock were authorized for issuance under the 2014 stock incentive plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock, as of February 28, 2015 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 28, 2015 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Except as otherwise set forth in the footnotes below, the address of the beneficial owner is c/o Argos Therapeutics, Inc., 4233 Technology Drive, Durham, North Carolina 27704.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Pharmstandard International S.A.(1)	5,983,549	30.41%
Entities affiliated with Forbion(2)	2,450,144	12.45%
Wasatch Advisors, Inc.(3)	2,099,767	10.67%
TVM V Life Science Ventures GmbH & Co. KG(4)	1,471,091	7.48%
Entities affiliated with Lumira Capital(5)	1,249,572	6.35%
Entities affiliated with Intersouth Parners(6)	1,069,979	5.44%
Directors and Named Executive Officers:
Andrei Petrov(7)	5,987,215	30.42%
Alexey Vinogradov, Ph.D.(7)	5,987,215	30.42%
Sander van Deventer, M.D., Ph.D.(8)	2,453,810	12.47%
Hubert Birner, Ph.D.(9)	1,474,757	7.49%
Brian J. Underdown, Ph.D.(10)	1,253,238	6.37%
Jeffrey D. Abbey(11)	341,385	1.71%
Frederick M. Miesowicz, Ph.D.(12)	106,662	0.54%
Charles A. Nicolette, Ph.D.(13)	163,814	0.83%
Philippe Van Holle(14)	916	0.00%
Jean Lamarre(15)	7,287	0.04%
All executive officers and directors as a group (12 persons)(16)	11,938,472	58.38%
__________________
(1)
The address of Pharmstandard International S.A. is 65, Boulevard Grande Duchesse Charlotte, L-1331 Luxembourg, Grand Duchy of Luxembourg. Pharmstandard International S.A. is a wholly owned subsidiary of Public Joint Stock Company “Pharmstandard.” As the parent entity, Public Joint Stock Company “Pharmstandard” has voting and investment control over the shares of the Company held by Pharmstandard International S.A.

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

(3)
The address of Wasatch Advisors, Inc. is 505 Wakara Way, 3rd Floor, Salt Lake City, UT 84108. Reference is hereby made to the Schedule 13G/A filed by Wasatch Advisors, Inc. filed on March 10, 2015 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Wasatch Advisors, Inc.'s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of February 28, 2015.

(4)
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

(5)
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

(6)
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

(7)
Consists of (i) 5,983,549 shares of common stock beneficially owned by Pharmstandard International S.A. as described in footnote (1) above and (ii) 3,666 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

(8)
Consists of (i) 2,450,144 shares of common stock beneficially owned by Forbion as described in footnote (2) above and (ii) 3,666 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

(9)
Consists of (i) 1,471,091 shares of common stock beneficially owned by TVM V as described in footnote (4) above and (ii) 3,666 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

(10)
Consists of (i) 1,249,572 shares of common stock beneficially owned by the Lumira entities as described in footnote 5 above and (ii) 3,666 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

(11)
Consists of (i) 2,580 shares of common stock and (ii) 338,805 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

(12)
Consists of (i) 1,289 shares of common stock and (ii) 105,373 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

(13)
Consists of (i) 6,800 shares of common stock and (ii) 157,014 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

(14)	Consists of 916 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.
(15)	Consists of 7,287 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.
(16)
Includes (i) 11,165,025 shares of common stock and (ii) 773,447 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2015 or will become exercisable within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2014, we engaged in the following transactions, in which the amount involved in the transaction exceeds $120,000 with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as we could have obtained from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Item 11. Executive Compensation.”

 Participation in our Initial Public Offering

Our principal stockholders purchased shares in our IPO at the initial public offering price. The number of shares that each of our principal stockholders purchased and the aggregate purchase price paid for such shares is set forth in the table below.

Name	Shares of Common Stock Purchased in our IPO	Aggregate Purchase Price
Entities affiliated with Forbion	36,416	$291,328
Entities affiliated with Intersouth Partners	28,841	$230,728
Entities affiliated with Lumira Capital	40,497	$323,976
TVM V Life Science Ventures GmbH & Co. KG	39,873	$318,984
Pharmstandard International S.A.	1,275,000	$10,200,000

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

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

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

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

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

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has been approved by our Audit Committee to continue to act as our independent registered public accounting firm for the year ending December 31, 2015.

Audit and other fees billed to us by PricewaterhouseCoopers, LLP for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Audit Fees (1)	$379,974	$639,510
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total Fees for Services Provided	$379,974	$639,510
___________________
(1)
Audit fees include fees associated with the annual audit, reviews of interim financial statements included in SEC registration statements, accounting and reporting consultations and audits conducted under OMB Circular A-133.

(2)	There were no audit-related fees for the fiscal year ended December 31, 2014 or 2013.
(3)	There were no tax fees for the fiscal years ended December 31, 2014 or 2013.
(4)
Other fees include fees billed for other services rendered not included within Audit Fees, Audit Related Fees or Tax Fees. There were no other fees for the fiscal years ended December 31, 2014 or 2013.

PricewaterhouseCoopers LLP did not perform any professional services related to financial information systems design and implementation for us in the year ended December 31, 2014 or 2013.

The Audit Committee has determined in its business judgment that the provision of non-audit services described above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

In 2014, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services to be provided by PricewaterhouseCoopers LLP, including audit services and permitted audit-related and non-audit services, must be preapproved by the Audit Committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Board of Directors preapproved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal year 2014 and fiscal year 2013.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
Consolidated Statements of Cash Flows
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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2015 in the capacities indicated.

Signature	Title	Date

/s/ Jeffrey D. Abbey	President, Chief Executive Officer and Director	March 31, 2015
Jeffrey D. Abbey	(Principal Executive Officer)

/s/ Lori R. Harrelson	Vice President of Finance	March 31, 2015
Lori R. Harrelson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hubert Birner, Ph.D.	Director	March 31, 2015
Hubert Birner, Ph.D.

/s/ Jean Lamarre	Director	March 31, 2015
Jean Lamarre

/s/ Andrei Petrov	Director	March 31, 2015
Andrei Petrov

/s/ Brian J. Underdown, Ph.D.	Director	March 31, 2015
Brian J. Underdown, Ph.D.

/s/ Sander van Deventer, M.D., Ph.D.	Director	March 31, 2015
Sander van Deventer, M.D., Ph.D.

/s/ Philippe Van Holle	Director	March 31, 2015
Philippe Van Holle

/s/ Alexey Vinogradov, Ph.D.	Director	March 31, 2015
Alexey Vinogradov, Ph.D.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

Exhibit Number	Description of Exhibit

10.14
Form of Indemnification Agreement between the Registrant and each director and executive officer (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.15†
Contract No. HHSN266200600019C, dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.16†
License Agreement, dated August 9, 2013, by and between the Registrant and Pharmstandard S.A. (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.17†
License Agreement, dated July 31, 2013, by and between the Registrant and Green Cross Corp. (filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.18†
License Agreement, dated July 28, 2011, by and between the Registrant and Celldex Therapeutics, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.19†
License Agreement, dated January 10, 2000, by and between the Registrant and Duke University, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.20
Acknowledgement Agreement, dated November 4, 2013, by and between the Registrant and Pharmstandard International S.A. (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.21+
2014 Employee Stock Purchase Plan (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.22
Lease Agreement, dated August 18, 2014, by and between by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 22, 2014 and incorporated herein by reference)

10.23
Venture Loan and Security Agreement, dated September 29, 2014, by and between the Registrant and Horizon Technology Finance Corporation and Fortress Credit Co LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.24
Form of Warrant to Purchase Common Stock, issued to Horizon Technology Finance Corporation on September 29, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.25
Form of Warrant to Purchase Common Stock, issued to Drawbridge Special Opportunities Fund LP on September 29, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.26
Development Agreement, dated October 29, 2014, by and between the Registrant and Invetech Lty Ltd (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2014 and incorporated by reference)

10.27*†	Development Agreement dated January 5, 2015, by and between the Registrant and Saint-Gobain Performance Plastics Corporation

Exhibit Number	Description of Exhibit

10.28
Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 20, 2015 and incorporated by reference)

10.29*†	Novated, Amended and Restated License Agreement effective as of October 1, 2014, by and between the Registrant and MEDcell Co., Ltd.

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 on December 30, 2013 and incorporated herein by reference)

23.1*	Consent of PricewaterhouseCoopers, an independent registered public accounting firm

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement required to be filed as exhibits hereto pursuant to Item 15(a) of Form 10-K.

*       Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Argos Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Argos Therapeutics, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 31, 2015

ARGOS THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2014
Assets
Current assets
Cash and cash equivalents	$33,297,970	$37,223,590
Short-term investments	13,659,812	19,016,347
Prepaid expenses	629,935	838,420
Deferred financing costs	1,516,424	309,927
Other receivables	424,501	129,019

Total current assets	49,528,642	57,517,303
Property and equipment, net	1,602,103	5,513,555
Restricted cash	—	1,325,000
Other assets	550	11,020

Total assets	$51,131,295	$64,366,878

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,317,072	$1,860,491
Other accrued expenses	1,800,794	1,405,378
Current portion of notes payable	45,447	30,885

Total current liabilities	3,163,313	3,296,754
Long-term portion of notes payable	7,014,106	19,796,545
Long-term portion of manufacturing research and development obligation	—	3,475,552
Long-term portion of facility lease obligation	—	3,380,223
Deferred liability	3,066,000	3,066,000
Commitments
Series A redeemable convertible preferred stock $0.001 par value; 1,200,000 and 0 shares authorized as of December 31, 2013 and 2014; 1,040,216 and 0 shares issued and outstanding as of December 31, 2013, and 2014; liquidation preference of $332,869 as of December 31, 2013	332,869	—
Series B redeemable convertible preferred stock $0.001 par value; 18,500,000 and 0 shares authorized as of December 31, 2013 and 2014; 9,803,688 and 0 shares issued and outstanding as of December 31, 2013, and 2014; liquidation preference of $5,521,437 as of December 31, 2013	5,521,437	—
Series C redeemable convertible preferred stock, $0.001 par value; 40,000,000 and 0 shares authorized as of December 31, 2013 and 2014; 28,716,679 and 0 shares issued and outstanding as of December 31, 2013 and 2014; liquidation preference of $2,655,884 as of December 31, 2013	2,655,884	—
Series D redeemable convertible preferred stock $0.001 par value; 31,000,000 and 0 shares authorized as of December 31, 2013 and 2014; 21,040,817 and 0 shares issued and outstanding as of December 31, 2013, and 2014; liquidation preference of $41,630,624 as of December 31, 2013	33,262,492	—
Series E redeemable convertible preferred stock, $0.001 par value; 70,000,000 and 0 shares authorized as of December 31, 2013 and 2014; 56,011,258 and 0 shares issued and outstanding as of December 31, 2013, and 2014; liquidation preference of $72,945,310 as of December 31, 2013	71,891,787	—
Stockholders’ (deficit) equity
Preferred stock $0.001 par value; 0 and 5,000,000 shares authorized as of December 31, 2013 and 2014; 0 shares issued and outstanding as of December 31, 2013 and 2014	—	—
Common stock $0.001 par value; 120,000,000 and 200,000,000 shares authorized as of December 31, 2013 and 2014; 235,707 and 19,657,412 shares issued and outstanding as of December 31, 2013 and 2014	236	19,657
Accumulated other comprehensive loss	(102,531)	(124,841)
Additional paid-in capital	75,189,950	235,627,174
Accumulated deficit	(150,864,248)	(204,170,186)

Total stockholders’ (deficit) equity	(75,776,593)	31,351,804

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$51,131,295	$64,366,878

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2013	2014
Revenue	$7,039,010	$4,421,689	$1,974,019

Operating expenses
Research and development	17,616,892	23,991,151	45,498,916
General and administrative	6,135,581	4,662,317	8,599,359

Total operating expenses	23,752,473	28,653,468	54,098,275

Operating loss	(16,713,463)	(24,231,779)	(52,124,256)
Other income (expense)
Interest income	4,604	7,184	66,580
Interest expense	(292,496)	(4,705)	(1,123,579)
Change in fair value of warrant liability	4,916,785	355,352	—
Derivative (expense) income	1,036,403	—	—
Investment tax credits	694,331	—	140,556
Other expense	(117,494)	(47,615)	(265,239)

Other income (expense), net	6,242,133	310,216	(1,181,682)

Net loss	(10,471,330)	(23,921,563)	(53,305,938)
Accretion of redeemable convertible preferred stock (See Note 19)	(351,371)	4,772,991	(863,226)
Less: Preferred stock dividend due to exchanges of preferred shares (See Note 19)	—	(14,726,088)	—

Net loss attributable to common stockholders	$(10,822,701)	$(33,874,660)	$(54,169,164)

Net loss attributable to common stockholders per share, basic and diluted	$(54.58)	$(147.37)	$(3.12)

Weighted average shares outstanding, basic and diluted	198,306	229,865	17,367,665

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2013	2014
Net loss	$(10,471,330)	$(23,921,563)	$(53,305,938)

Other comprehensive loss:
Foreign currency translation (loss) gain	(180,049)	(8,264)	(10,382)
Unrealized (loss) on short-term investments	—	—	(11,928)

Total comprehensive loss	$(10,651,379)	$(23,929,827)	$(53,328,248)

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2011	122,345	$122	$29,413,821	$85,782	$(128,828,989)	$2,974,158	$(96,355,106)
Issuance of restricted stock	—	—	14,550	—	—	—	14,550
Issuance of options to nonemployees	—	—	561	—	—	—	561
Stock-based compensation	—	—	1,042,989	—	—	—	1,042,989
Conversion of preferred stock into common stock	104,494	105	8,067,829	—	—	—	8,067,934
Accretion of preferred stock	—	—	(351,371)	—	—	—	(351,371)
Capital contribution	—	—	17,306,478	—	—	—	17,306,478
Extinguishment of preferred shares	—	—	—	—	12,357,634	—	12,357,634
Purchase of noncontrolling interest’s shares	—	—	2,974,158	—	—	(2,974,158)	—
Cumulative translation adjustment	—	—	—	(180,049)	—	—	(180,049)
Net loss	—	—	—	—	(10,471,330)	—	(10,471,330)

Balance as of December 31, 2012	226,839	$227	$58,469,015	$(94,267)	$(126,942,685)	$—	$(68,567,710)
Exercise of common stock options	1,379	2	5,791	—	—	—	5,793
Issuance of restricted stock	7,571	7	16,493	—	—	—	16,500
Issuance of common warrants	—	—	618,155	—	—	—	618,155
Distribution of shares to affiliates	(7)	—	—	—	—	—	—
Surrender of shares	(75)	—	—	—	—	—	—
Stock-based compensation	—	—	1,053,163	—	—	—	1,053,163
Reversal of prior accretion	—	—	5,657,638	—	—	—	5,657,638
Accretion of preferred stock	—	—	(884,647)	—	—	—	(884,647)
Exchange of preferred shares	—	—	(14,726,088)	—	—	—	(14,726,088)
Reduction of liquidation value	—	—	24,980,430	—	—	—	24,980,430
Cumulative translation adjustment	—	—	—	(8,264)	—	—	(8,264)
Net loss	—	—	—	—	(23,921,563)	—	(23,921,563)
Balance as of December 31, 2013	235,707	$236	$75,189,950	$(102,531)	$(150,864,248)	$—	$(75,776,593)
Issuance of common stock	6,228,725	6,229	49,823,571	—	—	—	49,829,800
Common stock issuance costs	—	—	(6,391,588)	—	—	—	(6,391,588)
Exercise of common stock options	3,050	3	12,807	—	—	—	12,810
Conversion of warrants into common stock	1,679	1	(1)	—	—	—	—
Stock-based compensation	—	—	3,013,284	—	—	—	3,013,284
Accretion of preferred stock	—	—	(863,226)	—	—	—	(863,226)
Conversion of preferred stock into common stock	13,188,251	13,188	114,514,267	—	—	—	114,527,455
Issuance of warrants	—	—	328,110	—	—	—	328,110
Cumulative translation adjustment	—	—	—	(10,382)	—	—	(10,382)
Unrealized loss on short-term investments	—	—	—	(11,928)	—	—	(11,928)
Net loss	—	—	—	—	(53,305,938)	—	(53,305,938)

Balance as of December 31, 2014	19,657,412	$19,657	$235,627,174	$(124,841)	$(204,170,186)	$—	$31,351,804

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2013	2014
Cash flows from operating activities
Net loss	$(10,471,330)	$(23,921,563)	$(53,305,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505,261	611,421	566,117
Compensation expense related to stock options and warrants	1,043,550	1,081,186	3,013,283
Amortization of debt issuance costs	—	—	69,308
Amortization of debt discount	—	—	24,917
Interest accrued on long-term debt	—	—	693,114
Write-off of deferred financing costs	1,785,779	—	—
Derivative expense (income)	(1,036,403)	—	—
Noncash interest expense	292,064	2,465	—
Increase (decrease) in fair value of warrant liability	(4,916,785)	(355,352)	—
Issuance of restricted stock recorded as consulting expense	14,550	16,500	—
Loss (gain) on disposal of equipment	(4,774)	(50,835)	(1,710)
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(216,332)	438,867	86,997
Deferred financing costs	—	(571,327)	—
Other assets	—	—	(10,471)
Accounts payable	60,977	181,965	543,419
Accrued expenses	(254,813)	1,244,940	(395,416)
Long-term portion of manufacturing research and development obligation	—	—	3,475,552
Deferred liability	—	3,066,000	—

Net cash used in operating activities	(13,198,256)	(18,255,733)	(45,240,828)

Cash flows from investing activities
Purchases of property and equipment	(1,137,533)	(596,455)	(1,097,798)
Proceeds from sales of fixed assets	5,555	50,835	2,000
Purchases of short-term investments	(4,591,437)	(13,600,941)	(25,593,464)
Payment to restricted cash account securing letter of credit	—	—	(1,325,000)
Proceeds from sales and maturities of short-term investments	442,566	4,090,000	20,225,000

Net cash (used in) provided by investing activities	(5,280,849)	(10,056,561)	(7,789,262)
Cash flows from financing activities
Proceeds from sale of common stock	—	—	49,829,800
Proceeds from sale of redeemable convertible preferred stock	25,000,000	47,409,867	—
Proceeds from issuance of common stock warrants	—	590,132	—
Stock issuance costs	(208,934)	(1,501,344)	(4,875,404)
Proceeds from notes payable with detachable common stock warrants	95,756	6,934,000	12,500,000
Debt issuance costs	—	—	(449,796)
Payments on notes payable	(15,568)	(34,934)	(51,481)
Proceeds from exercise of common stock options	—	5,793	12,810

Net cash provided by financing activities	24,871,254	53,403,514	56,965,929

Effect of exchange rates changes on cash	(180,098)	(8,115)	(10,219)
Net increase in cash and cash equivalents	6,212,051	25,083,105	3,925,620
Cash and cash equivalents
Beginning of period	2,002,814	8,214,865	33,297,970

End of period	$8,214,865	$33,297,970	$37,223,590

Supplemental disclosure of cash flow information
Cash paid for interest	$433	$512	$307,944
Supplemental disclosure of noncash investing and financing activities
Conversion of notes payable and accrued interest into preferred stock	$10,668,185	$—	$—
Conversion of preferred stock into common stock	$8,067,307	$—	$114,527,695
Preferred stock accretion	$351,371	$(4,772,991)	$863,226
Interest accrued on long-term debt	$—	$—	$693,114
Recognition of asset and facility lease obligation related to construction of new property	$—	$—	$3,380,223

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is a biopharmaceutical company focused on the development and commercialization of fully personalized immunotherapies for the treatment of cancer and infectious diseases based on its proprietary technology platform called Arcelis. The Company’s most advanced product candidate is AGS-003, which the Company is developing for the treatment of metastatic renal cell carcinoma (mRCC), and other cancers. The Company is developing a second Arcelis-based product candidate, AGS-004, for the treatment of HIV.

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

In connection with the initial public offering, the Company paid a former lender a $200,000 under a Loan and Security Agreement entered into with two lending institutions in April 2007. The Loan and Security Agreement terminated in April 2010, and the Company repaid all amounts owing under the Loan and Security Agreement. In connection with the Loan and Security Agreement, the Company was required to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Accordingly, the Company paid this fee in March 2014. The Company recorded this fee in Other expense on the Condensed Consolidated Statements of Operations during the year ended December 31, 2014.

There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company expects to continue to incur losses and require additional financial resources to advance its products to either commercial stage or liquidity events.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America or Canada. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2013 and December 31, 2014, $33,047,970 and $36,973,590, respectively, in cash and cash equivalents was uninsured.

Short-Term Investments

All investments with original maturities less than one year from the balance sheet date are considered short-term investments. All short-term investments are classified as available-for-sale and therefore carried at fair value. Generally, the fair value of short-term investments approximates amortized cost. The Company primarily invests in high-quality marketable debt securities issued by high quality financial and industrial companies.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long lived assets in accordance with ASC Topic 360, Property Plant and Equipment. When indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. No such impairments have been recognized during the years ended December 31, 2012, 2013 or 2014.

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

These collaboration agreements will be accounted for in accordance with Accounting Standards Update, or ASU, No. 2009-13, Topic 605 – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. This guidance requires the application of the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists; otherwise, third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately as the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

The Company’s license agreements with Pharmstandard International S.A. (“Pharmstandard”), Medinet Co., Ltd. (“Medinet”) and Green Cross Corp. (“Green Cross”) contain, and other agreements it enters into may also contain, milestone payments. Revenues from milestones, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation.

The Company’s current license agreements with Pharmstandard, Medinet and Green Cross and any future license agreements the Company may enter into may provide for royalty payments. Royalty revenue is recognized upon the sale of the related products, provided there are no remaining performance obligations under the arrangement. To date, the Company has not received any royalty payments.

The Company conducted AGS-004 a phase 2b clinical trial of AGS-004 that was funded entirely by the National Institutes of Health (“NIH”) and National Institute of Allergy and Infectious Diseases (“NIAID”). Under the NIH and NIAID agreement, as amended, the Company is entitled to receive reimbursement of its direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon its achievement of specified development milestones. These reimbursable expenses and allocated overhead are directly related to the development of novel HIV immunotherapy candidates and are recognized as revenue based on the reimbursable expenses that have accrued in accordance with the contractual terms in the arrangement. The Company recognizes revenues from the achievement of milestones under the NIH contract upon the accomplishment of any such milestone.

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

Redeemable Convertible Preferred Stock

The carrying value of redeemable convertible preferred stock is increased by periodic accretions so that the carrying amount will equal the redemption amount as of the redemption date. These increases were recorded through charges against additional paid-in capital, to the extent it was available, or the accumulated deficit.

Warrant Liability

Warrants to purchase the Company’s convertible preferred stock were classified as liabilities and recorded at their estimated fair value. In each reporting period, any change in fair value of the freestanding warrants are recorded as expense in the case of an increase in fair value and income in the case of a decrease in fair value.

Other Receivables

The Company has recorded other receivables of $424,501 and $129,019 as of December 31, 2013 and 2014. These receivables are primarily related to amounts due under the NIH contract as of such dates. The Company assesses the recoverability of other receivables as of each balance sheet date.

Stock-Based Compensation

The Company estimates the grant date fair value of its share-based awards and amortizes this fair value to compensation expense over the requisite service period or vesting term (see Note 12).

Investment Tax Credits

Other income of $694,331, $0 and $140,556 was recognized during the years ended December 31, 2012, 2013 and 2014, respectively, for scientific research and experimental development (“SR&ED”) investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company’s other comprehensive income (loss) is related to foreign currency translation adjustments and unrealized gain (loss) on short-term investments.

Foreign Currency Translation

Gains and losses from foreign currency transactions are reflected in income currently.

The Company has identified the functional currency of its subsidiaries with foreign operations as the applicable local currency. The translation from the applicable local currency to United States dollars is performed using the exchange rate in effect as of the balance sheet date. Revenue and expense accounts are translated using the average exchange rate experienced during the period. Adjustments resulting from the translation of the Company’s subsidiaries’ financial statements from its functional currency to the United States dollar are not included in determining net loss, but are reported as accumulated other comprehensive gain (loss), a separate component of stockholders’ (deficit) equity.

Derivatives

The Company issued a put option to exchange certain shareholders’ stock in DC Bio for stock in the Company (see Note 5). Derivatives are recorded in the balance sheet at fair value as of each balance sheet date utilizing pricing models for nonexchange traded contracts (see Note 9). The Company does not use derivative financial instruments for speculative purposes. As of December 31, 2013 and 2014, there were no derivatives outstanding.

Interest Expense

During the year ended December 31, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013, and interest from a venture loan and security agreement entered into in September 2014 with two financial institutions (see Note 8).

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

In August 2014, the FASB issued a new standard update that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for interim and annual periods beginning after December 15, 2016, and is not expected to have an effect on the Company’s financial statements.

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

3. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the Consolidated Balance Sheets as of December 31, 2013 and 2014.

As of December 31, 2013 and December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments in corporate debt securities. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and the method used to estimate the fair value of the Level 1 assets is based on observable market data as these money-market funds are publicly-traded. The Company’s Level 2 assets consist of short-term debt instruments in corporate debt securities valued using independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

 As of December 31, 2013 and December 31, 2014, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Money-market funds	$22,891,418	$—	$—	$22,891,418
Corporate debt securities – short-term	—	13,659,812	—	13,659,812

Total assets at fair value	$22,891,418	$13,659,812	$—	$36,551,230

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Money-market funds	$35,541,595	$—	$—	$35,541,595
Corporate debt securities – short-term	—	20,266,243	—	20,266,243
Restricted cash – long-term	1,325,000			1,325,000

Total assets at fair value	$36,866,595	$20,266,243	$—	$57,132,838

During the years ended December 31, 2013 and 2014, there were no transfers between Levels 1 and 2 assets.

The changes in the balance of Level 3 liabilities for the year ended December 31, 2013 were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance	Net Change in Unrealized (Gains) Losses	Reduction	Ending Balance
Warrant Liability	$6,392,652	$(355,352)	$(6,037,300)	$—
	$6,392,652	$(355,352)	$(6,037,300)	$—

During the year ended December 31, 2013, all outstanding warrants to purchase preferred stock were cancelled. As a result, there were no warrants to purchase preferred stock outstanding as of December 31, 2013 or 2014, and there were no Level 3 assets or liabilities outstanding during the year ended December 31, 2014.

The fair value of the Company’s long-term debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s long-term debt as of December 31, 2013 approximated its carrying value of $7.0 million. The fair value of the Company’s long-term debt as of December 31, 2014 was approximately $19.4 million compared with its carrying value of $19.8 million.

4. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31, 2013	December 31, 2014
Office furniture and equipment	7	$528,732	$458,380
Computer equipment	3	712,609	788,563
Computer software	3	540,809	629,948
Laboratory equipment	7	5,264,952	5,345,786
Leasehold improvements	5	2,643,023	2,646,891
Asset related to facility lease obligation		—	3,380,223
Construction of manufacturing facility in progress		76,010	500,093

		9,766,135	13,749,884
Less: Accumulated depreciation and amortization		(8,164,032)	(8,236,329)

Property and equipment, net		$1,602,103	$5,513,555

Assets related to the Company’s facility lease obligation and construction of manufacturing facility in progress were primarily recognized during the year ended December 31, 2014 due to the Company deemed to be the accounting owner of the facility during its construction period under build-to-suite lease accounting (see Note 16).

Depreciation and amortization expense was as follows:

Year ended December 31, 2012	$505,261
Year ended December 31, 2013	611,421
Year ended December 31, 2014	566,117

5. Noncontrolling Interest

Prior to October 2012, the Company owned 49.94% of the total capital stock of DC Bio. As of December 31, 2011, the other shareholders’ ownership interests in DC Bio were represented on the consolidated balance sheet by noncontrolling interest as a separate component of stockholders’ (deficit) equity. In October 2012 and December 2012, DC Bio repurchased the noncontrolling interests from these shareholders. Subsequent to these transactions, the Company owned 100% of DC Bio and eliminated its equity attributable to non-controlling interest through additional paid-in capital.

6. Income Taxes

No provision for U.S. federal, state or foreign income taxes has been recorded as the Company has incurred net operating losses since its inception in 1997.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2014
U.S. federal and state net operating loss carryforwards	$41,359,722	$59,689,264
Foreign net operating loss carryforwards	1,827,221	1,743,603
Contribution carryforwards	3,055	4,245
Research and development credits	4,061,844	5,253,055
Investment tax credits	38,175	35,108
Stock-based compensation	22,282	462,796
Patents and other intangibles	2,967	611
Other accruals	97,157	125,614
Deferred revenue	—	372,040
Property and equipment	532,316	510,466

Total deferred tax assets	47,944,739	68,196,802
Valuation allowance for deferred assets	(47,944,739)	(68,196,802)

Net deferred tax assets	$—	$—

As of December 31, 2013 and 2014, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the year ended December 31, 2014 of $20,252,063, all of which was allocable to current operating activities.

As of December 31, 2014, the Company had U.S. federal and state, and Canadian federal and provincial net operating loss carryforwards of approximately $158,406,400, $176,699,700, $6,579,600, and $6,579,600, respectively. These net operating loss carryforwards begin to expire in 2018, 2017, 2015 and 2015, respectively. As of December 31, 2014, the Company had U.S. federal and state tax credit carryforwards of approximately $5,028,400 and $340,400, respectively. These credit carryforwards begin to expire in 2020 and 2019, respectively. As of December 31, 2014, the Company had Canadian investment tax credit carryforwards of approximately $35,100 that begin to expire in 2024. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period. If the Company has undergone a Section 382 ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of December 31, 2014, the Company has not completed a formal study to determine whether there are 382 limitations that apply.

As of December 31, 2014, the Company had no foreign unremitted earnings from DC Bio, its Canadian subsidiary.

Taxes computed at the statutory U.S. federal income tax rate of 34.0% are reconciled to the provision for income taxes for the years ended December 31, 2012, 2013 and 2014 as follows:

	December 31, 2011		December 31, 2012		December 31, 2014
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
U.S. federal tax statutory rate	$(3,560,252)	34.0%	$(8,133,331)	34.0%	$(18,124,019)	34.0%
State taxes (net of federal benefit)	(476,446)	4.5%	(789,412)	3.3%	(1,707,912)	3.2%
U.S. federal research and development tax credits	—	0.0%	(1,262,562)	5.3%	(1,701,727)	3.2%
Nondeductible interest expense	(1,782,830)	17.0%	(132,546)	0.6%	—	0.0%
Other nondeductible expenses	(210,790)	2.0%	419,934	(1.8%)	658,740	(1.1%)
Expiration of capital loss carryforward	3,246,049	(31.0%)	—	(0.0%)	—	0.0%
Increase in unrecognized tax benefits	—	0.0%	378,769	(1.6%)	510,516	(1.0%)
Change in effective state tax rate	—	0.0%	1,349,062	(5.6%)	1,685	(0.0%)
Expiration of NOL & contribution carryforwards	57,538	(0.5%)	6,630	(0.0%)	77,391	(0.1%)
Change in valuation reserves	2,618,552	(25.2%)	8,811,127	(36.8%)	20,252,063	(38.1%)
Deferred tax asset true-ups	108,179	(0.8%)	(647,671)	2.6%	33,263	(0.1%)

Provision for income taxes	$—	0.0%	$—	0.0%	$—	0.0%

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

The Company had gross unrecognized tax benefits of approximately $1,644,000 as of January 1, 2014. As of December 31, 2014, the total gross unrecognized tax benefits were approximately $2,155,000 and of this total, none would affect the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2013 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, and local tax examinations by tax authorities for years before 2011 although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions during the years ended December 31, 2012, 2013 and 2014:

	2012	2013	2014
Beginning balance	$1,272,800	$1,265,700	$1,644,500
Gross increase for tax positions related to current periods	—	378,800	474,300
Gross (decrease) increase for tax positions related to prior periods	(7,100)	—	36,200

Ending balance	$1,265,700	$1,644,500	$2,155,000

7. Convertible Term Notes

On September 9, 2010, the Company entered into a convertible note and warrant purchase agreement with a group of existing preferred stockholders, which provided for a total of up to $6,000,000 in borrowings by the Company. On September 9, 2010 and December 15, 2010, the Company received the proceeds under the agreement in two separate tranches of $4,872,066 and $1,127,925, respectively. The convertible notes issued pursuant to the agreement bore interest at a rate of 10% and provided for conversion into series C preferred stock of the Company. The note purchasers were also issued warrants to purchase series C preferred stock of the Company (Note 11). The proceeds from the convertible notes were allocated among the notes and the associated warrants based on the fair value of the warrants with the residual balance assigned to the convertible notes. The Company increased the value assigned to the convertible notes through interest expense using the effective interest method such that the value of the convertible notes will equal the accrued principal and interest of $6,603,333 as of maturity. The Company recognized $193,402 of interest expense related to the convertible notes during the years ended December 31, 2012.

On July 27, 2011, the Company entered into a convertible note and warrant purchase agreement with a group of existing preferred stockholders, which provided for a total of up to $3,500,000 in borrowings by the Company. On July 27, 2011, the Company received the proceeds under the agreement of $3,500,000. The convertible notes bore interest at a rate of 10% and provided for conversion into series C preferred stock of the Company. The note purchasers were also issued warrants to purchase series C preferred stock of the Company (Note 11). The proceeds from the convertible notes were allocated among the notes and the associated warrants based on the fair value of the warrants with the residual balance assigned to the convertible notes. The Company increased the value assigned to the convertible notes through interest expense using the effective interest method such that the value of the convertible notes will equal the accrued principal and interest of $3,686,250 as of maturity. The Company recognized $98,662 of interest expense related to the July 2011 convertible notes during the years ended December 31, 2012.

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

On April 10, 2012, the principal and interest on the convertible term notes totaling $10,668,185 converted into an aggregate of 3,023,661 shares of series D preferred stock of the Company (see Note 10).

8. Notes Payable

Notes payable consist of the following:

	December 31, 2013	December 31, 2014
Notes payable under the venture loan and security agreement	$—	$12,500,000
Less related debt discount	—	(373,756)
Notes payable under the venture loan and security agreement, net of debt discount	—	12,126,244
Promissory note payable to Medinet including accrued interest	6,936,466	7,623,546
Other notes payable	123,087	77,640
Total notes payable	7,059,553	19,827,430
Less current portion	(45,447)	(30,885)
Long-term portion of notes payable	$7,014,106	$19,796,545

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

In December 2013, in connection with the license agreement with Medinet, as described in Note 9, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of December 31, 2014, the Company recorded $7.6 million to notes payable, including $0.7 million accrued interest recorded during the year ended December 31, 2014. The total deferred liability was $3.1 million as of December 31, 2014 including the $1.0 million received by the Company for a manufacturing license (see Note 10).

The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provides for the Company to borrow funds up to $100,000 to finance computer equipment. Through December 31, 2014, the Company has borrowed $95,756 under this agreement, of which $48,429 and $16,356 was outstanding as of December 31, 2013 and December 31, 2014, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 0.98% per annum and are to be repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $74,658 and $61,284 in principal was outstanding as of December 31, 2013 and December 31, 2014, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

9. Derivatives

In conjunction with the DC Bio transaction on December 7, 2004 (see Note 5), the Company issued a put option whereby in the event DC Bio has not been acquired or had not completed an initial public offering by December 7, 2007, the other shareholders of DC Bio would have the right to put their DC Bio Class A preferred shares and Class B preferred shares to the Company for shares of the Company’s stock. As of December 31, 2011, the Company had reserved 652,608 shares of series C preferred stock, 419,768 shares of series B preferred stock and 23,703 shares of its common stock for issuance upon the exchange of Class A and Class B preferred shares of DC Bio should such put option be exercised. The Company recorded a liability of $1,036,403 as of December 31, 2011 based on the fair market value of the put option, which was calculated based on the fair market value of the Company’s stock issuable upon exercise of the put option, less the fair market value of the DC Bio shares held by such shareholders, as described above. For purposes of this calculation, the Company determined that the fair market value of the Company’s stock issuable upon exercise of the put option was $1,487,668 as of December 31, 2011 and that the fair market value of the DC Bio shares was $451,265 as of December 31, 2011. The value of the DC Bio shares held by the other shareholders was valued under the income approach utilizing a discounted cash flow model. The discount rate reflects the risk in the cash flows. The change in fair value of the put was recorded as derivative (expense) income. The Company terminated the put option in October 2012 when DC Bio repurchased the noncontrolling interests for a total of approximately $180,000.

10. Common Stock, Redeemable Convertible Preferred Stock and Preferred Stock

As of December 31, 2013 and 2014, the Company was authorized to issue 120,000,000 and 200,000,000 shares of common stock, 160,700,000 and 0 shares of redeemable convertible preferred stock, 0 and 5,000,000 shares of preferred stock, respectively.

In February 2014, the Company issued and sold 6,228,725 shares of its common stock, including 603,725 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, in the Company’s initial public offering, at a public offering price of $8.00 per share, for aggregate gross proceeds of $49.8 million. The net offering proceeds to the Company, after deducting underwriting discounts and commissions of approximately $3.5 million and offering expenses of approximately $2.9 million, were approximately $43.4 million. Upon the closing of the initial public offering, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 13,188,251 shares of common stock. Accordingly, as of December 31, 2014, the Company has no redeemable convertible preferred stock outstanding and no shares of preferred stock have been issued since their authorization in 2014.

Redeemable Convertible Preferred Stock

In April 2012, the Company sold shares of its series D preferred stock in a private placement to certain of its existing holders of preferred stock and additional accredited investors for an aggregate purchase price of $19.7 million. Included in this amount was $10.7 million of outstanding principal and interest on various convertible notes which converted to series D preferred stock in this financing.

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

Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock.

The table below represents a rollforward of the redeemable convertible preferred stock:

	Series A Preferred		Series B Preferred		Series B-1 Preferred		Series C Preferred		Series D Preferred		Series D-1 Preferred		Series E Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2011	1,276,103	$1,276,103	24,326,574	$42,814,762	917,771	$1,615,276	112,165,271	$32,016,165	—	$—	—	$—	—	$—
Issuance of shares	—	—	—	—	—	—	—	—	2,549,897	4,793,806	3,713,333	7,842,733	—	—
Conversion of bridge note	—	—	—	—	—	—	—	—	3,023,661	5,684,483	—	—	—	—
Conversion of accrued services	—	—	—	—	—	—	—	—	7,142	25,200	3,602	15,485	—	—
Pull through of existing preferred	—	—	(3,652,680)	(6,428,717)	—	—	(64,256,463)	(18,571,283)	2,557,039	4,807,233	3,716,935	7,835,133	—	—
Stock issuance costs	—	—	—	—	—	—	—	—	—	(128,275)	—	(80,659)	—	—
Shares converted to common	(124,050)	(124,050)	(2,182,576)	(3,841,332)	(917,771)	(1,615,276)	(8,605,955)	(2,487,276)	—	—	—	—	—	—
Accretion	—	—	—	—	—	—	—	327,465	—	18,529	—	5,377	—	—

Balance as of December 31, 2012	1,152,053	1,152,053	18,491,318	32,544,713	—	—	39,302,853	11,285,071	8,137,739	15,200,976	7,433,870	15,618,069	—	—
Exchange of Series D-1	—	—	—	—	—	—	—	—	16,151,212	26,887,407	(7,433,870)	(15,628,821)	—	—
Issuance of shares	—	—	—	—	—	—	—	—	6,373,782	11,446,143	—	—	36,856,922	47,409,867
Exchange of Series D	—	—	—	—	—	—	—	—	(12,607,779)	(24,945,326)	—	—	19,154,336	24,945,326
Pull through of existing preferred	(111,837)	(35,788)	(8,687,630)	(4,892,873)	—	—	(10,586,174)	(979,070)	2,985,863	4,030,920	—	—	—	—
Reduction of liquidation value	—	(783,396)	—	(18,001,661)	—	—	—	(6,195,373)	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	—	—	—	—	—	(64,530)	—	—	—	(556,247)
Reversal of prior accretion	—	—	—	(4,128,742)	—	—	—	(1,528,896)	—	—	—	—	—	—
Accretion	—	—	—	—	—	—	—	74,152	—	706,902	—	10,752	—	92,841

Balance as of December 31, 2013	1,040,216	332,869	9,803,688	5,521,437	—	—	28,716,679	2,655,884	21,040,817	33,262,492	—	—	56,011,258	71,891,787
Accretion	—	—	—	—	—	—	—	—	—	336,350	—	—	—	526,876
Shares converted to common stock	(1,040,216)	(332,869)	(9,803,688)	(5,521,437)	—	—	(28,716,679)	(2,655,884)	(21,040,817)	(33,598,842)	—	—	(56,011,258)	(72,418,423)
Stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	(240)
Balance as of December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

11. Warrants

In connection with the issuance and sale of series E preferred stock, in December 2013, the Company issued a warrant to purchase 9,598 shares of its common stock, at an exercise price of $6.60 per share, to a placement agent. During the year ended December 31, 2014, warrants to purchase 9,598 shares of the Company’s common stock at $6.60 per share were settled in a cashless exercise for 1,679 shares of common stock in conjunction with the closing of the Company’s initial public offering in February 2014.

As discussed in Note 8 regarding the Company’s notes payable, in connection with the Company’s Loan Agreement signed in September 2014, the Company issued warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06.  The warrants may not be exercised for more than 41,390 of such shares of Common Stock until the earliest to occur of (i) a merger or consolidation of the Company, or a sale of all or substantially all of its assets, (ii) the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, and (iii) the funding of the second tranche loan.  The warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the warrants.

In conjunction with entering into a loan agreement with a bank in December 2000, the Company issued warrants to purchase shares of its common stock, all of which expired as of December 31, 2012, except for one warrant. This warrant to purchase one share of the Company’s common stock, at an exercise price of $23,894.34 per share, remained outstanding as of December 31, 2013 and 2014.

Outstanding warrants to purchase the Company’s common stock as of December 31, 2013 were as follows. There were no warrants to purchase preferred stock as of December 31, 2013.

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common	1	$23,894.34	7/13/16
Common	9,598	$6.60	12/20/23

Outstanding warrants to purchase the Company’s common stock as of December 31, 2014 were as follows. There were no warrants to purchase preferred stock as of December 31, 2014.

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7/13/16
Common stock	82,780	$9.06	9/29/21

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock.  Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of March 31, 2015, the Company had not entered into this manufacturing rights agreement or issued the warrants.

12. Stock Options and Employee Stock Purchase Plan

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

Also in January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, a 2014 Employee Stock Purchase Plan (the “2014 ESPP”). Under the 2014 ESPP, on the offering commencement date of each plan period (the “Purchase Plan Period”), the Company will grant to each eligible employee who is then a participant in the 2014 ESPP an option to purchase shares of Common Stock. The employee may authorize up to a maximum of 10% of his or her base pay to be deducted by the Company during the Purchase Plan Period. Each employee who continues to be a participant in the 2014 ESPP on the last business day of the Purchase Plan Period is deemed to have exercised the option, to the extent of accumulated payroll deductions within the 2014 ESPP ownership limits.

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the Common Stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014. Based upon 85% of the lower of the closing price at the beginning of the current offering period of $9.83 and the closing price on December 31, 2014 of $10.00, approximately 9,000 shares could be purchased based upon employee withholdings as of December 31, 2014.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the Company’s 2014 ESPP under the 2014 Plan, the Company issues new shares of common stock to the Company’s employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of December 31, 2014, common stock remaining available for future issuance under the Company’s stock incentive plans totaled 4,200,717 shares and under the 2014 ESPP was 346,353 shares.

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

The Company recorded the following stock-based compensation expense:

	Years Ended December 31,
	2012	2013	2014
Research and development	$511,860	$524,495	$1,604,215
General and administrative	531,129	528,668	1,409,068

Total stock-based compensation expense	$1,042,989	$1,053,163	$3,013,283

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

Valuation Assumptions for Stock Option Plans

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	2012	2013	2014
Risk-free interest rate	1.20%	2.12%	2.26%
Expected dividend yield	0%	0%	0%
Expected option term (in years)	7	7	7
Expected volatility	94%	94%	96%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore the Company estimates the expected term by using the simplified method allowed by the SEC. Expected stock price volatility is based on an average of several peer public companies. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in the-money option status. Upon the adoption of ASC 718, the Company was also required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that ultimately expect to vest. The Company performed a historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	1,957,069	$5.48
Granted	967,903	$6.70
Exercised	(3,050)	$4.20
Cancelled	(74,825)	$4.94

Outstanding as of December 31, 2014	2,847,097	$5.89	8.65	$11,796,921

Exercisable as of December 31, 2014	897,294	$5.04	7.54	$4,509,931

Vested and expected to vest as of December 31, 2014	2,716,363	$5.86	8.62	$11,255,225

The aggregate intrinsic value of stock options in the table above represents the difference between the $10.00 closing price of the Company’s common stock as of December 31, 2014 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Included in amounts in the table above, the Company granted performance-based options to five executives to purchase a total of 160,500 shares of the Company’s common stock at an exercise price of $6.09 per share in July 2014. These options vest based on the successful completion of various performance requirements of each of the five executives at various times through December 31, 2018.

The following table summarizes information about the Company’s stock options as of December 31, 2014:

Exercise Price or Range of Exercise Price			Options Outstanding	Weighted Average Contractual Life (Years)	Options Exercisable
	$4.20		553,434	6.64	521,718
	$5.82		1,219,689	8.85	333,785
$5.98	to	$6.62	869,525	9.50	—
$7.32	to	$11.09	203,172	9.10	40,514
$35.30	to	$36.66	1,271	6.70	1,271
$135.78	to	$4,615.92	6	0.83	6

			2,847,097	8.65	897,294

As of December 31, 2014, the Company had a total of $8,944,203 in unrecognized compensation expense from nonvested stock option awards, of which $3,069,553 is expected to be recognized in 2015, $2,898,537 in 2016, $2,427,924 in 2017, and $548,189 in 2018.

13. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and the NIAID under which the NIH and the NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 2016. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

For the years ended December 31, 2012, 2013 and 2014, the Company recorded revenue under this agreement of $7,032,760, $4,421,689 and $1,797,054, respectively. The Company has recorded total revenue of $36.8 million through December 31, 2014 under the NIH agreement. As of December 31, 2014, there was up to $3.0 million of potential revenue remaining to be earned under the agreement with the NIH. As of December 31, 2013 and 2014, the Company recorded a receivable from the NIH and NIAID of $424,501 and $129,019, respectively, and a payable to subcontractors of $27,925 and $8,493, respectively.

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

15. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard, purchased shares of the Company’s series E preferred stock. Concurrently with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s personalized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

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

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, Company and Medinet have agreed to submit the matter to arbitration. The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of December 31, 2014, the Company recorded $7.6 million to notes payable, including $0.7 million accrued interest recorded during the year ended December 31, 2014. The total deferred liability was $3.1 million as of December 31, 2014 including the $1.0 million received by the Company for the manufacturing license.

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

Under the Lease Agreement, the Company agreed to lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility will house the Company’s corporate headquarters and primary manufacturing facility.  The Lease Agreement is intended to replace the Company’s existing lease, located at 4233 Technology Drive, Durham North Carolina, which currently expires in November 2016. The shell of the new facility will be constructed on a build-to-suit basis by TKC, at its expense, in accordance with agreed upon specifications and plans as set forth in the Lease Agreement.

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

The Lease Agreement required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $1.325 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of December 31, 2014 on our consolidated balance sheet.

Under the Lease Agreement, the Company had an option to purchase the property for an amount estimated at $7.6 million. On February 16, 2015, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC which represented the Company’s exercise of its purchase option under the Lease Agreement. The purchase price to be paid by the Company is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. The Purchase Agreement is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

Under the Lease Agreement, the Company is deemed to be the owner of this facility during its construction period under build-to-suit lease accounting. The Company therefore recorded an asset related to the facility lease obligation included in property and equipment of $3.4 million during the year ended December 31, 2014. The facility lease obligation on the Company’s consolidated balance sheet is $3.4 million as of December 31, 2014.

If the Purchase Agreement is not executed, future minimum payments due under the Lease Agreement are as follows as of December 31, 2014:

Year ending December 31:
2015	$375,333
2016	571,445
2017	584,303
2018	597,449
2019	610,892
Thereafter	3,496,201
Total future minimum lease payments	$6,235,623

17. Manufacturing Research and Development Obligation

On October, 29, 2014, the Company entered into a development agreement (the “Invetech Development Agreement”) with Invetech Pty Ltd (“Invetech”). The Invetech Development Agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the Invetech Development Agreement, Invetech will continue to develop and provide prototypes of the automated production system to be used for the manufacture of the Company’s Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis.

Invetech will defer 30% of its fees, but such deferral will not exceed $5,000,000.  Deferred fees (plus interest of 7% per annum) would become payable either, at the Company’s option, in lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”). The “Sunset Date Trigger Event” is June 30, 2016 if our current Phase 3 ADAPT clinical trial (the “Trial”) is closed early indicating positive efficacy; otherwise, December 31, 2016. Invetech is entitled to a 10% bonus payment if the Trial is closed early indicating positive efficacy and Invetech has timely completed all activities up to the time of such early closure.

As of December 31, 2014, the Company has recorded a long-term portion of this manufacturing research and development obligation on its consolidated balance sheet totaling $3.5 million representing $2.5 million in deferred fees, $0.9 million in estimated bonus payments and $34,330 in accrued interest.

The Invetech Development Agreement requires the parties to discuss in good faith Invetech’s supply of Production Systems for use in manufacturing commercial product. The Company has an obligation to purchase $25.0 million worth of Production Systems, components, subsystems and spare parts for commercial use. Once that obligation has been satisfied, the Company has the right to have a third party supply Production Systems for use in manufacturing commercial product provided that Invetech has a right of first refusal with respect to any offer by a third party and the Company may not accept an offer from a third party unless that offer is at a price that is less than that offered by Invetech and otherwise under substantially the same or better terms. The Company will own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein-under which the Company will have a license).  The Invetech Development Agreement will continue until the completion of the development of the Production Systems. The Invetech Development Agreement can be terminated early by either party because of a technical failure or by the Company without cause.

18. Commitments

The Company rents laboratory and office space and equipment under operating leases that expire in various years through 2017. Future minimum lease payments under noncancelable operating leases as of December 31, 2014 are as follows:

2015	$394,089
2016	435,359
2017	79,688

Total minimum lease payments	$909,136

Rent expense related to operating leases for the years ended December 31, 2012, 2013 and 2014 was $361,356, $348,191 and $447,918, respectively.

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

In connection with the Loan and Security Agreement with two lending institutions in April 2007, the Company is required to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. This was paid in March 2014 upon the successful completion of the Company’s initial public offering.

19. Employee Benefit Plan

The Company provides a retirement plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. All employees are eligible to participate in the plan after attaining the age of 21. The Company matched 25% of the first 6% contributed by eligible participants in the plan during the years ended December 31, 2012, 2013 and 2014, or $71,571, $101,700 and $121,399, respectively.

20. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Year Ended December 31,
	2012	2013	2014

Net loss	$(10,471,330)	$(23,921,563)	$(53,305,938)
Accretion of redeemable convertible preferred stock	(351,371)	(884,647)	(863,226)
Reverse prior accretion on redeemable preferred stock due to reduction in liquidation value of Series A, B, and C	—	5,657,638	—
Preferred stock dividend due to exchanges of preferred shares	—	(14,726,088)	—

Net loss attributable to common stockholders	$(10,822,701)	$(33,874,660)	$(54,169,164)

Weighted average common shares outstanding, basic and diluted	198,306	229,865	17,367,665

Net loss per share attributable to common stockholders, basic and diluted	$(54.58)	$(147.37)	$(3.12)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Year Ended December 31,
	2012	2013	2014
Redeemable convertible preferred stock	2,167,143	6,322,747	—
Stock options outstanding	366,389	767,510	2,847,097
Warrants outstanding	316,184	424,961	82,781

21. Selected Quarterly Data (unaudited)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$798,788	$473,163	$398,615	$303,453
Operating expenses:
Research and development	8,472,195	10,569,134	12,998,409	13,459,178
General and administrative	1,933,476	1,865,822	2,320,036	2,480,025

Operating loss	(9,606,883)	(11,961,793)	(14,919,830)	(15,635,750)
Other income (expense), net	(394,097)	(21,738)	(181,187)	(584,660)

Net loss	(10,000,980)	(11,983,531)	(15,101,017)	(16,220,410)
Accretion of redeemable convertible preferred stock	(863,226)	—	—	—

Net loss attributable to common stockholders	$(10,864,206)	$(11,983,531)	$(15,101,017)	$(16,220,410)

Net loss attributable to common stockholders per share, basic and diluted	$(1.05)	$(0.61)	$(0.77)	$(0.83)

Weighted average shares outstanding, basic and diluted	10,376,561	19,655,187	19,655,561	19,656,209

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$1,461,687	$1,263,008	$981,247	$715,747
Operating expenses:
Research and development	5,189,461	6,102,320	5,630,219	7,069,151
General and administrative	1,078,357	939,725	1,024,167	1,620,068

Operating loss	(4,806,131)	(5,779,037)	(5,673,139)	(7,973,472)
Other income (expense), net	356,929	196	541	(47,450)

Net loss	(4,449,202)	(5,778,841)	(5,672,598)	(8,020,922)
Accretion of redeemable convertible preferred stock	(64,940)	(10,446)	5,325,406	(477,029)
Less: Preferred stock dividend due to exchanges of preferred shares	—	—	(14,726,088)	—

Net loss attributable to common stockholders	$(4,514,142)	$(5,789,287)	$(15,073,280)	$(8,497,951)

Net loss attributable to common stockholders per share, basic and diluted	$(19.91)	$(25.53)	$(65.23)	$(36.19)

Weighted average shares outstanding, basic and diluted	226,757	226,757	231,084	234,789

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in thousands:

		Additions
	Balance at Beginning of Year	Charged to Expenses (a)	Charged to Other Accounts	Increases	Balance at End of Year
Year Ended December 31, 2014	$47,945	$20,252	$—	$—	$68,197
Year Ended December 31, 2013	$39,134	$8,811	$—	$—	$47,945
Year Ended December 31, 2012	$36,515	$2,619	$—	$—	$39,134

(a)	– Impact of providing full valuation allowance against all deferred tax assets since the Company could not assert that it was more likely than not that these deferred tax assets would be realized.