Form 10-Q
period 2015-03-31
ARGOS THERAPEUTICS INC
filed 2015-05-15
CIK 1105533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 8, 2015, there were 20,688,802 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2015

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2014	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$37,223,590	$29,030,085
Short-term investments	19,016,347	10,144,325
Prepaid expenses	838,420	813,165
Deferred financing costs	309,927	240,620
Other receivables	129,019	163,715

Total current assets	57,517,303	40,391,910
Property and equipment, net	5,513,555	11,183,852
Restricted cash	1,325,000	1,325,000
Other assets	11,020	392,054

Total assets	$64,366,878	$53,292,816

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,860,491	$3,638,394
Other accrued expenses	1,405,378	1,934,682
Current portion of notes payable	30,885	23,122

Total current liabilities	3,296,754	5,596,198
Long-term portion of notes payable	19,796,545	19,985,819
Long-term portion of manufacturing research and development obligation	3,475,552	3,853,272
Long-term portion of facility lease obligation	3,380,223	5,888,711
Deferred liability	3,066,000	3,066,000
Commitments
Stockholders’ equity
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2014 and March 31, 2015; 0 shares issued and outstanding as of December 31, 2014 and March 31, 2015	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2014 and March 31, 2015; 19,657,412 and 19,688,802 shares issued and outstanding as of December 31, 2014 and March 31, 2015	19,657	19,689
Accumulated other comprehensive loss	(124,841)	(132,707)
Additional paid-in capital	235,627,174	236,732,235
Accumulated deficit	(204,170,186)	(221,716,401)

Total stockholders’ equity	31,351,804	14,902,816

Total liabilities and stockholders’ equity	$64,366,878	$53,292,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2014	2015

Revenue	$798,788	$178,771

Operating expenses
Research and development	8,472,195	14,766,982
General and administrative	1,933,476	2,371,201

Total operating expenses	10,405,671	17,138,183

Operating loss	(9,606,883)	(16,959,412)
Other income (expense)
Interest income	16,410	10,088
Interest expense	(174,832)	(594,915)
Other expense	(235,675)	(1,976)

Other income (expense), net	(394,097)	(586,803)

Net loss	(10,000,980)	(17,546,215)

Accretion of redeemable convertible preferred stock	(863,226)	—

Net loss attributable to common stockholders	$(10,864,206)	$(17,546,215)

Net loss attributable to common stockholders per share, basic and diluted	$(1.05)	$(0.89)

Weighted average shares outstanding, basic and diluted	10,376,561	19,674,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2014	2015
Net loss	$(10,000,980)	$(17,546,215)

Other comprehensive loss
Foreign currency translation loss	(1,503)	(933)
Unrealized loss on short-term investments	(4,550)	(6,933)

Total comprehensive loss	$(10,007,033)	$(17,554,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities
Net loss	$(10,000,980)	$(17,546,215)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	130,151	166,432
Compensation expense related to stock options	583,036	914,515
Interest accrued on long-term debt	175,657	169,464
Amortization of debt issuance costs	—	69,307
Amortization of debt discount	—	24,917
Gain on disposal of equipment	(710)	—
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(327,337)	(9,441)
Deferred financing costs	(87,550)	—
Other assets	—	(381,034)
Accounts payable	1,654,479	1,426,815
Accrued expenses	(486,272)	221,463
Long-term portion of manufacturing research and development obligation	—	377,720

Net cash used in operating activities	(8,359,526)	(14,566,057)

Cash flows from investing activities
Purchase of property and equipment	(238,190)	(2,669,462)
Proceeds from sale of fixed assets	1,000	—
Purchases of short-term investments	(17,955,997)	(2,772,983)
Proceeds from maturity of short-term investments	—	11,650,000

Net cash (used in) provided by investing activities	(18,193,187)	6,207,555

Cash flows from financing activities
Proceeds from sale of common stock	49,829,800	—
Stock issuance costs	(4,787,854)	—
Proceeds from exercise of common stock options	—	90,492
Proceeds from employee stock purchase plan	—	100,084
Payments on notes payable	(12,870)	(12,870)

Net cash provided by financing activities	45,029,076	177,706

Effect of exchange rates changes on cash	(1,437)	(12,709)
Net increase (decrease) in cash and cash equivalents	18,474,926	(8,193,505)
Cash and cash equivalents
Beginning of period	33,297,970	37,223,590

End of period	$51,772,896	$29,030,085

Supplemental disclosure of cash flow information
Cash paid for interest	$1,641	$290,345
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	$114,527,695	$—
Preferred stock accretion	$863,226	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$658,929
Interest accrued on long-term debt	$175,657	$169,464
Recognition of asset and facility lease obligation related to construction of new property	$—	$2,508,488

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Presentation

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is a biopharmaceutical company focused on the development and commercialization of fully personalized immunotherapies for the treatment of cancer and infectious diseases based on its proprietary technology platform called Arcelis. The Company’s most advanced product candidate is AGS-003, which the Company is developing for the treatment of metastatic renal cell carcinoma ("mRCC"), and other cancers. The Company is developing a second Arcelis-based product candidate, AGS-004, for the treatment of HIV.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2015, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America or Canada. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2014 and March 31, 2015, $36,973,590 and $28,780,085, respectively, in cash and cash equivalents was uninsured.

Restricted Cash as Noncurrent Asset

The Company included in noncurrent assets restricted cash of $1,325,000 as of December 31, 2014 and March 31, 2015 which cash consists of funds maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of the Company’s new corporate headquarters and primary manufacturing facility (see Note 7).

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued a new standard update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for the Company beginning January 1, 2016. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued a new standard update that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for interim and annual periods beginning after December 15, 2016, and is not expected to have an effect on the Company’s consolidated financial statements.

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

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2014 and March 31, 2015.

As of December 31, 2014 and March 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments in corporate debt securities. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

As of December 31, 2014 and March 31, 2015, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Money-market funds	$35,541,595	$—	$—	$35,541,595
Corporate debt securities – short-term	—	20,266,243	—	20,266,243
Restricted cash – long-term	1,325,000	—	—	1,325,000

Total assets at fair value	$36,866,595	$20,266,243	$—	$57,132,838

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Assets
Money-market funds	$28,778,108	$—	$—	$28,778,108
Corporate debt securities – short-term	—	10,144,325	—	10,144,325
Restricted cash – long-term	1,325,000	—	—	1,325,000

Total assets at fair value	$30,103,108	$10,144,325	$—	$40,247,433

During the three months ended March 31, 2015, there were no transfers between Levels 1 and 2 assets.

The fair value of the Company’s long-term debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s long-term debt as of December 31, 2014 was approximately $19.4 million compared with its carrying value of $19.8 million. The fair value of the Company’s long-term debt as of March 31, 2015 was approximately $19.6 million compared with its carrying value of $20.0 million.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	March 31, 2015
Office furniture and equipment	$458,380	$501,468
Computer equipment	788,563	810,864
Computer software	629,948	629,948
Laboratory equipment	5,345,786	5,771,750
Leasehold improvements	2,646,891	2,664,669
Asset related to facility lease obligation	3,380,223	5,888,711
Construction-in-progress	500,093	3,316,654

	13,749,884	19,584,064
Less: Accumulated depreciation and amortization	(8,236,329)	(8,400,212)

Property and equipment, net	$5,513,555	$11,183,852

Assets related to the Company’s facility lease obligation and construction-in-progress were primarily recognized due to the Company deemed to be the accounting owner of the facility during its construction period under build-to-suite lease accounting (see Note 7).

Depreciation and amortization expense was as follows:

Three months ended March 31, 2014	$130,151
Three months ended March 31, 2015	$166,432

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2015. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2015 and none have been recorded as of March 31, 2015.

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

5. Notes Payable

Notes payable consist of the following:

	December 31, 2014	March 31, 2015
Notes payable under the venture loan and security agreement	$12,500,000	$12,500,000
Less related debt discount	(373,756)	(348,839)
Notes payable under the venture loan and security agreement, net of debt discount	12,126,244	12,151,161
Promissory note payable to Medinet including accrued interest	7,623,546	7,791,728
Other notes payable	77,640	66,052
Total notes payable	19,827,430	20,008,941
Less current portion	(30,885)	(23,122)
Long-term portion of notes payable	$19,796,545	$19,985,819

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

In December 2013, in connection with the license agreement with Medinet Co. Ltd ("Medinet"), as described in Note 11, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of March 31, 2015, the Company recorded $7.8 million to notes payable, including $0.9 million accrued interest. The total deferred liability was $3.1 million as of March 31, 2015 including the $1.0 million received by the Company for a manufacturing license (see Note 11).

The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provides for the Company to borrow funds up to $100,000 to finance computer equipment. Through March 31, 2015, the Company has borrowed $95,756 under this agreement, of which $16,356 and $8,288 was outstanding as of December 31, 2014 and March 31, 2015, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 0.98% per annum and are to be repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $61,284 and $57,764 in principal was outstanding as of December 31, 2014 and March 31, 2015, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

6. Manufacturing Research and Development Obligation

On October 29, 2014, the Company entered into a development agreement (the “Invetech Development Agreement”) with Invetech Pty Ltd (“Invetech”). The Invetech Development Agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the Invetech Development Agreement, Invetech will continue to develop and provide prototypes of the automated production system to be used for the manufacture of the Company’s Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis.

Invetech has agreed to defer 30% of its fees, but such deferral will not exceed $5,000,000. Deferred fees (plus interest of 7% per annum) would become payable either, at the Company’s option, in lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”). The “Sunset Date Trigger Event” is June 30, 2016 if our current phase 3 ADAPT clinical trial (the “Trial”) is closed early indicating positive efficacy; otherwise, December 31, 2016. Invetech is entitled to a 10% bonus payment if the Trial is closed early indicating positive efficacy and Invetech has timely completed all activities up to the time of such early closure.

As of March 31, 2015, the Company has recorded the long-term portion of this manufacturing research and development obligation on its consolidated balance sheet totaling $3.9 million representing $2.5 million in deferred fees, $1.3 million in estimated bonus payments and $76,494 in accrued interest.

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

7. Facility Lease Obligation

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

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be June 1, 2015, with the Company having the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility.

The Lease Agreement required us to provide the landlord with a letter of credit. The Company provided the bank that issued the letter of credit on our behalf a security deposit of $1.325 million to guarantee the letter of credit. The deposit is recorded as restricted cash under noncurrent assets as of December 31, 2014 and March 31, 2015 on our consolidated balance sheet.

Under the Lease Agreement, the Company had an option to purchase the property for an amount estimated at $7.6 million. On February 16, 2015, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC which represented the Company’s exercise of its purchase option under the Lease Agreement. The purchase price to be paid by the Company is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company has paid $1.7 million as of March 31, 2015, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. The Purchase Agreement is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

Under the Lease Agreement, the Company is deemed to be the owner of this facility during its construction period under build-to-suit lease accounting. The Company therefore recorded an asset related to the facility lease obligation included in property and equipment of $3.4 million and $5.9 million as of December 31, 2014 and March 31, 2015, respectively. The facility lease obligation on the Company’s consolidated balance sheet is $3.4 million and $5.9 million as of December 31, 2014 and March 31, 2015, respectively.

8. Stockholders’ Equity and Redeemable Convertible Preferred Stock

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

9. Stock Options and Warrants

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the Common Stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. Based upon 85% of the lower of the closing price at the beginning of the current offering period of $9.83 and the closing price on February 27, 2015 of $9.02, 13,054 shares were purchased based upon employee withholdings as of February 27, 2015.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock to the Company’s employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of March 31, 2015, common stock remaining available for future issuance under the Company’s stock incentive plans totaled 4,180,752 shares and under the 2014 ESPP was 333,299 shares.

The Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2014	2015
Research and development	$308,191	$508,324
General and administrative	274,845	406,191

Total stock-based compensation expense	$583,036	$914,515

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

During the three months ended March 31, 2015, the Company granted options to employees to purchase a total of 111,650 shares of the Company’s common stock at exercise prices ranging from $7.98 to $9.01 per share, which, in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2014	2,847,097	$5.89
Granted	111,650	$8.60
Exercised	(18,336)	$4.94
Cancelled	(16,629)	$8.27

Outstanding as of March 31, 2015	2,923,782	$5.98	8.45

Exercisable as of March 31, 2015	978,564	$5.12	7.41

Vested and expected to vest as of March 31, 2015	2,774,000	$5.96	8.42

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2015	2014	2015
Risk-free interest rate	2.35%	1.76%	—	0.05%
Dividend yield	0%	0%	—	0%
Expected term (in years)	7.0	7.0	—	0.5
Volatility	96%	94%	—	85%

Warrants

As discussed in Note 5 regarding the Company’s notes payable, in connection with the Company’s Loan Agreement signed in September 2014, the Company issued to the Lenders and their affiliates Warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06. The Lenders may not exercise the Warrants for more than 41,390 of such shares of Common Stock until the earliest to occur of (i) a merger or consolidation of the Company, or a sale of all or substantially all of its assets, (ii) the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, and (iii) the funding of the second tranche loan. The Warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the Warrants.

Outstanding warrants to purchase the Company’s common stock as of March 31, 2015 were as follows:

Type of Warrant	Number of Warrants	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7/13/16
Common stock	82,780	$9.06	9/29/21

10. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and the NIAID under which the NIH and the NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 2016. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

For the three months ended March 31, 2014 and 2015, the Company recorded revenue under this agreement of $798,788 and $163,715, respectively. The Company has recorded total revenue of $37.0 million through March 31, 2015 under the NIH and NIAID agreement. As of March 31, 2015, there was up to $2.8 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2014 and March 31, 2015, the Company recorded a receivable from the NIH and NIAID of $129,019 and $163,715, respectively, and a payable to subcontractors of $8,493 and $14,262, respectively.

The Company’s grant revenue is earned under this contract with NIH and NIAID. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled balances and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

11. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard International S.A. ("Pharmstandard"), purchased shares of the Company’s series E preferred stock. Concurrently with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s personalized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

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

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s series E preferred stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. The Company has not entered into this manufacturing rights agreement or issued the warrants. All outstanding shares of our preferred stock converted into shares of our common stock upon the closing of our initial public offering in February 2014.

Green Cross License Agreement

In July 2013, the Company entered into an exclusive royalty-bearing license agreement with Green Cross Corp. ("Green Cross"). Under this agreement the Company granted Green Cross a license to develop, manufacture and commercialize AGS-003 for mRCC in South Korea. The Company also provided Green Cross with a right of first negotiation for development and commercialization rights in South Korea to specified additional products the Company may develop.

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

Medinet License Agreement

In December 2013, we entered into a license agreement with Medinet Co., Ltd. which was novated, amended and restated between the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. References to Medinet in this Form 10-Q refer to Medinet Co., Ltd. prior to the novation and MEDcell Co., Ltd. from after the novation. Under this agreement, the Company granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using the Company’s Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. The Company refers to this license as the manufacturing license. In addition, under this agreement, the Company granted Medinet an option to acquire a nonexclusive, royalty-bearing license under the Company’s Arcelis technology to sell in Japan AGS-003 and other products for the treatment of mRCC. The Company refers to the option as the sale option and the license as the sale license.

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

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, Company and Medinet have agreed to submit the matter to arbitration. The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of March 31, 2015, the Company recorded $7.8 million to notes payable, including $0.9 million accrued interest. The total deferred liability was $3.1 million as of March 31, 2015 including the $1.0 million received by the Company for the manufacturing license.

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

12. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2014	2015
As Reported
Net loss attributable Argos Therapeutics, Inc.	$(10,000,980)	$(17,546,215)
Accretion of redeemable convertible preferred stock	(863,226)	—

Net loss attributable to common stockholders	$(10,864,206)	$(17,546,215)

Weighted average common shares outstanding, basic and diluted	10,376,561	19,674,245

Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(0.89)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2014	2015
Redeemable convertible preferred stock	6,301,053	—
Stock options outstanding	1,937,691	2,923,782
Warrants outstanding	4,587	81,781

13. Subsequent Event

On April 7, 2015, the Company and Lummy (Hong Kong) Co. Ltd., a wholly owned subsidiary of Chongqing Lummy Pharmaceutical Co. Ltd. (“Lummy HK”), entered into a license agreement (the “License Agreement”) whereby the Company granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer (“Licensed Product”) in China, Hong Kong, Taiwan and Macau (the “Territory”). Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in the Territory.

Under the terms of the License Agreement, the parties will share relevant data, and the Company will have a right to reference Lummy HK data for purposes of its development programs under the Arcelis technology. In addition, Lummy HK has granted to the Company an exclusive, royalty-free license under and to any and all Lummy HK improvements to the Arcelis technology conceived or reduced to practice by Lummy HK (“Lummy HK Improvements”) and Lummy HK data to develop and/or commercialize products (“Arcelis-Based Products”) outside the Territory, an exclusive, royalty-free license under and to any and all investigational new drug applications ("INDs") and other regulatory approvals and Lummy HK trademarks used for an Arcelis-Based Product to develop and/or commercialize an Arcelis-Based Product outside the Territory and a non-exclusive, worldwide, royalty-free license under any Lummy HK Improvements and Lummy HK data to manufacture Arcelis-Based Products anywhere in the world. Lummy HK has the right to reference Company’s data, INDs and other regulatory filings and submissions for the purpose of developing and obtaining regulatory approval of Licensed Products in the Territory.

Pursuant to the License Agreement, Lummy HK will pay the Company royalties on net sales and up to an aggregate of $20.0 million upon the achievement of manufacturing, regulatory and commercial milestones. The License Agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the License Agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. The Company may terminate the License Agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of the Company. If Lummy HK terminates the License Agreement upon the Company’s material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to the Company and retain its licenses from the Company with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

In connection with the License Agreement, on April 7, 2015, the Company entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. (the “Purchasers”), of which Lummy HK’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the Purchasers purchased an aggregate of 1,000,000 shares of the Company’s common stock at a per share price of $10.11, a 12.5% premium to the 30-day volume weighted average closing price for the Company’s common stock for the 30-day period ended April 2, 2015.  In addition, the Purchasers have agreed to purchase approximately $10.0 million in additional shares of the Company’s common stock, for a total aggregate investment of $20 million, within 31 days of and subject to reaching full enrollment of Company’s phase 3 ADAPT clinical trial of AGS-003 for renal cell carcinoma, receiving a recommendation of the review board for the continuation of  Company’s phase 3 ADAPT clinical trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of the Company’s automated manufacturing process for AGS-003 to the manufacturing process used by Company in its phase 3 ADAPT clinical trial.    In connection with the investment, the Purchasers have agreed to a lock-up of the shares purchased for a period of 180 days.  The private placement of the securities was made in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

On May 8, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $125,000,000 of its common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants (the “2015 Shelf”). The Company simultaneously entered into a Sales Agreement with Cowen and Company LLC to provide for the offering, issuance and sale by the Company of up to $30,000,000 of its common stock from time to time in “at-the-market” offerings under the 2015 Shelf.   The 2015 Shelf was declared effective by the SEC on May 14, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed three clinical trials of AGS-004. These include phase 1 and phase 2 trials funded by government grants and a phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. In addition, we are supporting an ongoing investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and expect to support a second investigator-initiated phase 2 clinical trial of AGS-004 in the second half of 2015, to evaluate AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through our initial public offering, a venture loan, private placements of our preferred stock, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through March 31, 2015, we have raised a total of $365.2 million in cash, including:

•	$215.5 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$104.3 million from government contracts, grants and license and collaboration agreements; and

•	$12.5 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

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

On September 29, 2014, we entered into the Loan Agreement with the Lenders under which we may borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and plan to borrow the second tranche of $12.5 million following completion of enrollment of the ADAPT trial.

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

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be June 1, 2015. We have an option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property for an amount estimated at $7.6 million. In February 2015, we exercised this purchase option and entered into the Purchase Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we had paid $1.7 million as of March 31, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. The purchase of this property is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

We have incurred losses in each year since our inception in May 1997. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $17.5 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $221.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

We do not expect to generate significant funds or product revenue unless and until we successfully complete development, obtain marketing approval and commercialize our product candidates, either alone or in collaboration with third parties, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of AGS-003, AGS-004 or any of our other product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds through these means when needed, on favorable terms or at all.

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC (clear cell)	•	Ongoing pivotal phase 3 clinical trial; completion of enrollment expected by the end of second quarter 2015; overall survival data expected in the second half of 2016

	mRCC (non-clear cell)	•	Phase 2 investigator-initiated clinical trial expected to begin in the second half of 2015

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated phase 2 clinical trial; initial data expected in 2016

	Early stage RCC (adjuvant)	•	Investigator-initiated phase 2 clinical trial expected to begin mid-2015; initial data expected in 2016

	Advanced solid tumors	•	Two investigator-initiated phase 2 clinical trials expected to begin in the second half of 2015

AGS-004	HIV	•	Phase 2b clinical trial complete; data announced in January 2015

		•	Ongoing first stage of investigator-initiated phase 2 clinical trial for HIV eradication; Second stage expected to begin in the second half of 2015

		•	Investigator-initiated phase 2 clinical trial for long-term viral control in pediatric patients planned for the second half of 2015

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., rights to AGS-003 in South Korea, which we exclusively licensed to Green Cross Corp and rights to AGS-003 in China, Hong Kong, Taiwan and Macau, which we licensed to Lummy (Hong Kong) Co. Ltd (“Lummy HK”). We have granted MEDcell Co., Ltd., hereinafter referred to as “Medinet,” an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC.

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. We plan to enroll approximately 450 patients in the trial to generate 290 events for the primary endpoint of overall survival. We plan to enroll these patients at approximately 140 clinical sites in North America and Europe. Under the trial protocol, these patients will be randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. As of April 30, 2015, we have enrolled and randomized approximately 380 patients in the trial. We expect to complete enrollment by the end of second quarter 2015 and to have data from this trial in the second half of 2016 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred.

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

In addition, we are supporting and plan to support two investigator-initiated phase 2 clinical trials, which are designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to and following nephrectomy. The initial trial, which is designed to evaluate AGS-003 prior to nephrectomy, began enrolling patients in late 2014 (neoadjuvant study) and the second trial to evaluate AGS-003 after standard nephrectomy (adjuvant RCC study) is expected to begin in mid-2015. We expect that a total of 40 to 50 patients will be enrolled in these two trials and that initial data from these trials will be available in 2016.

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

We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in up to twelve adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial is designed to study immune response kinetics to AGS-004 in patients on continuous ART. The purpose is to better define the optimal dosing strategy in combination with a latency-reversing therapy. We expect that patients in Stage 1 will rollover into Stage 2, a separate protocol that will study AGS-004 in combination with one of the latency-reversing drugs, vorinostat. In January 2014, Collaboratory of AIDS Researchers for Eradication, or CARE, agreed that it would fund all patient clinical costs for Stage 1 of this phase 2 clinical trial, except for the associated manufacturing costs for which we are responsible. The NIH Division of AIDS, or DAIDS, has approved $6.6 million in funding for Stage 2 of this phase 2 clinical trial to be provided directly to the University of North Carolina.

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

In September 2013, we completed patient enrollment in our NIH-funded phase 2b clinical trial of AGS-004 in 53 HIV-infected patients. The primary endpoint of this trial was a comparison of the median viral load in AGS-004-treated patients with the median viral load in patients receiving placebo after 12 weeks of ART treatment interruption. Secondary endpoints of this trial included comparisons between AGS-004-treated patients and patients receiving placebo with respect to viral measurement changes from immediately prior to the commencement of ART to the end of the planned treatment interruption, duration of treatment interruption, changes in CD4+ T-cell counts, an indicator of the health of the immune system, and assessment of increases in antiviral immunity between AGS-004 treated and placebo-treated patients. We designed this trial to confirm the data that we obtained from the phase 2 clinical trial that we conducted in HIV infected patients and provide proof of concept of the ability of AGS-004 to induce an immune response to eliminate the cells responsible for viral replication.

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

We believe the results of the AGS-004 phase 2b trial support our exploration of whether combining AGS-004 treatment with Histone deacetylase (HDAC) inhibitors, part of a new class of latent reservoir mobilizers, will lead to the elimination of HIV-infected cells.

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

Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. This amount includes the September 2014 modification of the contract under which the NIH and NIAID agreed to fund up to an additional $500,000 to cover a portion of the manufacturing costs of the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 2016. Since September 2010, we have received reimbursement of our allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on our actual costs pursuant to the agreement with the NIH and NIAID and may result in additional payments to us from the NIH and NIAID to reflect our actual costs since September 2010.

We have recorded revenue of $37.0 million through March 31, 2015 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of March 31, 2015, there was up to $2.8 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2015

The following table summarizes the results of our operations for each of the three month periods ended March 31, 2014 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		$	%
	2014	2015	Change	Change
	(in thousands)
Revenue	$799	$179	$(620)	(77.6%)
Operating expenses
Research and development	8,472	14,767	6,295	74.3%
General and administrative	1,934	2,371	437	22.6%

Total operating expenses	10,406	17,138	6,732	64.7%

Loss from operations	(9,607)	(16,959)	(7,352)	76.5%
Interest income	16	10	(6)	*
Interest expense	(175)	(595)	(420)	*
Other expense	(235)	(2)	233	*

Net loss	$(10,001)	$(17,546)	$(7,545)	75.4%
_______________
*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $0.8 million for the three months ended March 31, 2014, compared with $0.2 million for the three months ended March 31, 2015, a decrease of $0.6 million, or 77.6%. The $0.6 million decrease for the three months ended March 31, 2015 is due to a decline in reimbursement under our NIH and NIAID contract associated with decreased activity in the three months ended March 31, 2015 with respect to our phase 2b clinical trial of AGS-004.

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

•	costs incurred under our development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, to develop a range of disposables for use in the automated production system;

•	allocation of facility lease and maintenance costs;

•	depreciation of leasehold improvements, laboratory equipment and computers;

•	costs related to production of product candidates for clinical trials;

•	costs related to compliance with regulatory requirements;

•	consulting fees paid to third parties related to non-clinical research and development;

•	costs related to stock options or other stock-based compensation granted to personnel in research and development functions; and

•	acquisition fees, license fees and milestone payments related to acquired and in-licensed technologies.

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

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Direct research and development expense by program:
AGS-003	$3,160	$5,441
AGS-004	454	72
Other	49	3

Total direct research and development program expense	3,663	5,516
Commercial manufacturing development	1,363	4,565
Indirect research and development expense	3,446	4,686

Total research and development expense	$8,472	$14,767

Research and development expenses were $8.5 million for the three months ended March 31, 2014, compared with $14.8 million for the three months ended March 31, 2015, an increase of $6.3 million, or 74.3%. The increase in research and development expense reflects a $1.9 million increase in direct research and development expense and a $1.2 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•
Direct research and development expense for AGS-003 increased from $3.2 million for the three months ended March 31, 2014 to $5.4 million in the three months ended March 31, 2015. This increase primarily reflects increased patient enrollment in the ongoing phase 3 ADAPT clinical trial in the three months ended March 31, 2015 as compared with the three months ended March 31, 2014; and

•
Direct research and development expense with respect to AGS-004 decreased from $0.5 million in the three months ended March 31, 2014 to $0.1 million in the three months ended March 31, 2015 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004.

We also incurred $1.4 million and $4.6 million of research and development expense related to our commercial manufacturing development efforts during the three months ended March 31, 2014 and 2015, respectively. We commenced our commercial manufacturing development efforts during the three months ended March 31, 2014 and such activity increased progressively during 2014 and into the first three months of 2015.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 79 employees engaged in research and development activities as of March 31, 2014 compared with 99 employees as of March 31, 2015.

We expect that our research and development expenses will increase for the foreseeable future as we seek to complete development of AGS-003 and AGS-004 and accelerate our commercial manufacturing development efforts.

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

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2014, compared with $2.4 million for the three months ended March 31, 2015, an increase of $0.4 million or 22.6%. This increase is primarily due to an additional $0.2 million in personnel costs, including salaries, benefits and stock-based compensation; an increase of $0.1 million in outside services including legal, patent, and other consulting services; and an increase of $0.1 million in expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance.

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

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2014, compared with $0.6 million for the three months ended March 31, 2015. During the three months ended March 31, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013. During the three months ended March 31, 2015, interest expense primarily resulted from accrued interest on our note payable to Medinet and interest on our indebtedness under the Loan Agreement, which we entered into in September 2014. We expect that interest expense will increase as a result of interest incurred under the Loan Agreement.

Other Expense

We had $235,675 in other expense for the three months ended March 31, 2014, compared with $1,976 in other expense for the three months ended March 31, 2015. Under a previous loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Our initial public offering closed in February 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the condensed consolidated statement of operations during the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $39.2 million.

Since our inception in May 1997 through March 31, 2015, we have funded our operations principally with $215.5 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.3 million from government contracts, grants and license and collaboration agreements, and $12.5 million from the Loan Agreement.

As of March 31, 2015, the gross proceeds we have received from the issuance and sale of our preferred stock were as follows:

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

Venture Loan and Security Agreement. In September 2014, we entered into the Loan Agreement with the Lenders, under which we may borrow up to $25.0 million in two tranches of $12.5 million each, or the Loan Facility.

We borrowed the first tranche of $12.5 million upon the closing of the transaction on September 29, 2014. Subject to certain other funding conditions, the second tranche of $12.5 million will be available for drawdown at any time commencing on the date we complete the enrollment and randomization of patients in our Phase 3 trial of AGS-003 and continuing until September 30, 2015. We plan to borrow the second tranche of $12.5 million following completion of enrollment of the ADAPT trial. The per annum interest rate for each tranche will be a floating rate equal to 9.25% plus the amount by which the one-month LIBOR Rate exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

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

The term of the Lease Agreement will be 10 years from the commencement date for the initial term, currently estimated to be June 1, 2015. We have the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property for an amount estimated at $7.6 million. In February 2015, we exercised this option and entered into the Purchase Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we had paid $1.7 million as of March 31, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. The purchase of this property is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

On April 7, 2015, we and Lummy HK entered into a license agreement (the “License Agreement”) whereby we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau.

In connection with the License Agreement, on April 7, 2015, we entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P., of which Lummy HK’s parent company is an affiliate and limited partner, respectively. Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, a 12.5% premium to the 30-day volume weighted average closing price for our common stock for the 30-day period ended April 2, 2015. In addition, the Purchasers have agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of $20.0 million, within 31 days of and subject to reaching full enrollment of our phase 3 ADAPT clinical trial of AGS-003 for renal cell carcinoma, receiving a recommendation of the review board for the continuation of our phase 3 ADAPT clinical trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for AGS-003 to the manufacturing process used by us in our phase 3 ADAPT clinical trial.  In connection with the investment, the purchasers have agreed to a lock-up of the shares purchased for a period of 180 days.  The private placement of the securities was made in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125,000,000 of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants.  We simultaneously entered into a Sales Agreement with Cowen and Company LLC to provide for the offering, issuance and sale of up to $30,000,000 of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,360)	$(14,566)
Investing activities	(18,193)	6,208
Financing activities	45,029	177
Effect of exchange rate changes on cash	(1)	(13)

Net increase (decrease) in cash and cash equivalents	$18,475	$(8,194)

Operating Activities. Net cash used in operating activities of $14.6 million during the three months ended March 31, 2015 was primarily a result of our $17.5 million net loss, partially offset by non-cash items of $1.3 million and changes in operating assets and liabilities of $1.7 million. These non-cash items primarily reflect depreciation and amortization expense of $0.2 million, compensation expense related to stock options of $0.9 million and interest accrued on long-term debt of $0.2 million. Accounts payable increased by $1.4 million and accrued expenses increased by $0.2 million, which was partially offset by an increase in other assets of $0.4 million.

Net cash used in operating activities of $8.4 million during the three months ended March 31, 2014 was primarily a result of our $10.0 million net loss, partially offset by non-cash items of $0.9 million and changes in operating assets and liabilities of $0.7 million. These non-cash items primarily consisted of depreciation and amortization of $0.1 million, compensation expense related to stock options of $0.6 million and interest accrued on long-term debt of $0.2 million. Accounts payable increased by $1.7 million, which was partially offset by a decrease in accrued expenses of $0.5 million, an increase in deferred financing costs of $0.1 million and an increase in prepaid expenses and other receivables of $0.3 million.

Investing Activities. Net cash (used in) provided by investing activities amounted to ($18.2) million and $6.2 million for the three months ended March 31, 2014 and 2015, respectively. Cash provided by and used in investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases, sales and maturities of short-term investments. Cash used in investment activities during the three months ended March 31, 2014 was primarily due to purchases of short-term investments with funds received in our initial public offering and $0.2 million of purchases of property and equipment. Cash provided by investment activities during the three months ended March 31, 2015 primarily consisted of $11.7 million from maturities of short-term investments, partially offset by $2.8 million of purchases of short-term investments and $2.7 million of purchases of property and equipment.

Financing Activities. Net cash provided by financing activities amounted to $45.0 million and $0.2 million for the three months ended March 31, 2014 and 2015, respectively. Cash provided by financing activities for the three months ended March 31, 2014 consisted of proceeds of $49.8 million from the sale of common stock in our initial public offering in February 2014, partially offset by stock issuance costs of $4.8 million and $12,870 of payments on notes payable. Cash provided by financing activities for the three months ended March 31, 2015 consisted primarily of proceeds of $0.1 million from the exercise of stock options and $0.1 million of proceeds from our employee stock purchase plan, partially offset by $12,870 of payments on notes payable.

Other Significant Changes in Consolidated Balance Sheet as of March 31, 2015 Compared with December 31, 2014

Property and equipment, net, increased by $5.7 million primarily due to a $2.5 million increase in the asset recognized related to the lease agreement for our new manufacturing facility and $2.8 million from construction-in-progress. The facility lease obligation increased by $2.5 million during the three months ended March 31, 2015 related to activity under the lease to build the facility. Accounts payable increased by $1.8 million primarily due to an increase in activity under our manufacturing development contracts and purchases of property and equipment.

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

We expect that our existing cash, cash equivalents and short-term investments, together with the second tranche of $12.5 million under our Loan Agreement with the Lenders, proceeds from the sale of approximately $10.0 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. that we received in April 2015, proceeds from the sale of an additional $10 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. upon the completion of certain events with respect to AGS-003 and the anticipated funding under our NIH and NIAID contract, will enable us to fund our ongoing expenses into the second half of 2016. We intend to devote our cash, cash equivalents and short term investments to fund our ongoing phase 3 clinical trial of AGS-003 through data, our planned phase 2 clinical trials of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors, certain of the costs of the ongoing phase 2 clinical trial of AGS-004 for HIV eradication and the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients and certain of the costs related to our continuing build-out and equipping of our new commercial manufacturing facility, for which we will need additional funding.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete the build-out and equipping of our new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. We expect that we will need to spend approximately an additional $50.0 million to build out and equip the new commercial manufacturing facility that we plan to establish. In addition, we expect to spend approximately an additional $25.0 million on development, equipment and disposables, including costs incurred under the development agreements with Invetech and Saint-Gobain. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements during 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the build-out and equipping of the new commercial facility or may be delayed in doing so.

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

We are seeking government or other third party funding for the continued development of AGS-004. In January 2014, CARE agreed that it would fund all patient clinical costs of Stage 1 of our phase 2 adult eradication clinical trial of AGS-004, except for the associated manufacturing costs for which we will be responsible. DAIDS has approved $6.6 million in funding for Stage 2 of this phase 2 clinical trial to be provided directly to the University of North Carolina. If we are unable to raise additional government or other third party funding when needed, we may be required to delay, limit, reduce or terminate our development of AGS-004 or to grant rights to develop and market AGS-004 that we would otherwise prefer to keep for ourselves.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accouting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2015, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

Since inception, we have incurred significant operating losses. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $17.5 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $221.7 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of our preferred stock, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $39.2 million and working capital of $34.8 million. We expect that our existing cash, cash equivalents and short-term investments, together with the second tranche of $12.5 million under our Loan Agreement with the Lenders, proceeds from the sale of approximately $10.0 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. that we received in April 2015, proceeds from the sale of an additional $10.0 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. upon the completion of certain events with respect to AGS-003 and the anticipated funding under our NIH and NIAID contract, will enable us to fund our operating expenses into the second half of 2016, including funding our ongoing phase 3 clinical trial of AGS-003, our planned phase 2 clinical trials of AGS-003, certain of the costs of our ongoing and planned phase 2 clinical trials of AGS-004 and certain of the costs related to our continuing build-out and equipping of our new commercial manufacturing facility for which we will need additional funding.

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

We currently intend to commercialize AGS-003 independently in North America. We intend to collaborate with other third parties to manufacture, develop or commercialize AGS-003 outside North America. We have entered into an exclusive license agreement with Pharmstandard International S.A., or Pharmstandard, for the development and commercialization of AGS-003 in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of AGS-003 in South Korea. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan AGS-003 for the purpose of development and commercialization for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. In addition, we have entered into a license agreement with Lummy HK under which we granted Lummy HK an exclusive license for the development, manufacture and commercialization of AGS-003 in China, Hong Kong, Taiwan and Macau.We also plan to seek government or other third party funding for continued development of AGS-004 and to collaborate with third parties to develop and commercialize AGS-004. Our likely collaborators for any development, distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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
•
collaborators may have the right to conduct clinical trials of our product candidates without our consent and could conduct trials with flawed designs that result in data that adversely affect our clinical trials, our ability to obtain marketing approval for our product candidates or market acceptance of our product candidates. Pharmstandard, Green Cross, Medinet and Lummy HK each have this right under our license agreements with them;

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we intend to collaborate with pharmaceutical and biotechnology companies for the development and commercialization of those product candidates. For example, we have entered into license agreements with third parties to develop, manufacture and/or commercialize AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, South Korea, Japan, China, Hong Kong, Taiwan and Macau, and we intend to collaborate with other third parties to develop and commercialize AGS-003 in other parts of the world and to collaborate with third parties to develop and commercialize AGS-004.

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

Risks Related to the Manufacturing of Our Product Candidates

We have commenced the build-out of a new facility to manufacture our Arcelis-based products on a commercial scale using automated processes. We do not have experience in manufacturing Arcelis-based products on a commercial scale or using automated processes. If, due to our lack of manufacturing experience, we cannot manufacture our Arcelis-based products on a commercial scale successfully or manufacture sufficient product to meet our expected commercial requirements, our business may be materially harmed.

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a lease agreement with a developer for an approximately 120,000 square-foot building to be constructed in Durham County, North Carolina. This facility will house our corporate headquarters and commercial manufacturing. The shell of the new facility is being constructed on a build-to-suit basis in accordance with agreed upon specifications and plans. We expect the shell of the facility will be completed by June 1, 2015 after which the interior of the facility will be built out and equipped.

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

We have commenced the build-out of a new commercial manufacturing facility and plan to equip this facility based on automated manufacturing processes and augment our manufacturing personnel in advance of any regulatory submission for approval of AGS-003. If we fail to build out and equip a new commercial manufacturing facility in compliance with regulatory requirements, implement our automated processes or augment our manufacturing personnel, we may not be able to initiate commercial operations or produce sufficient product to meet our expected commercial requirements.

In order to meet our business plan, which contemplates manufacturing our product internally using automated processes for the commercial requirements of AGS-003 and any other Arcelis-based product candidates that might be approved, we will need to build out and equip a new commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval of AGS-003. The build-out and equipping of our facilities will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

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

If our existing manufacturing facility or the new commercial manufacturing facility that we are building out and plan to equip are damaged or destroyed, or production at one of these facilities is otherwise interrupted, our business and prospects would be negatively affected.

We currently have a single manufacturing facility and expect that the new commercial manufacturing facility that we are building out and plan to equip will be our only commercial manufacturing facility in North America. If our existing manufacturing facility or the new commercial manufacturing facility that we are building out and plan to equip, or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either our existing manufacturing facility or the planned new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 69.3% of our common stock as of April 30, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, owns, in the aggregate, approximately 28.9% of our outstanding common stock as of April 30, 2015. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $5.61 and high of $13.74 during the period of February 7, 2014 through April 30, 2015. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with

Section 404 of the Sarbanes-Oxley Act of 2002, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In our 2014 Annual Report on Form 10-K, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of March 31, 2015, we had used the entire $43.4 million of the net offering proceeds to fund the costs of our ongoing pivotal phase 3 clinical trial of AGS-003 for the treatment of mRCC and for working capital and general corporate purposes. There was no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 6, 2014 pursuant to Rule 424(b) of the Securities Act.

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

ARGOS THERAPEUTICS, INC.

By:	/s/ Jeffrey D. Abbey
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lori R. Harrelson
Name: Lori R. Harrelson
Title: Vice President of Finance
(Principal Financial Officer)

Date: May 15, 2015

 EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Purchase Agreement dated February 16, 2015, between Argos Therapeutics, Inc. and TKC LXXII, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2015)

10.2*†	License Agreement, dated April 7, 2015, by and between the Registrant and Lummy (Hong Kong) Co., Ltd

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.