Form 10-Q
period 2015-06-30
ARGOS THERAPEUTICS INC
filed 2015-08-14
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 7, 2015, there were 20,689,373 shares outstanding of the registrant’s common stock, par value $0.001 per share.

1

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2015

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2014	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$37,223,590	$22,991,967
Short-term investments	19,016,347	7,564,886
Restricted cash	-	1,325,000
Prepaid expenses	838,420	841,801
Deferred financing costs	309,927	171,312
Other receivables	129,019	57,029

Total current assets	57,517,303	32,951,995
Property and equipment, net	5,513,555	15,549,242
Restricted cash	1,325,000	-
Other assets	11,020	452,590

Total assets	$64,366,878	$48,953,827

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,860,491	$4,674,131
Accrued expenses	1,405,378	2,785,276
Current portion of notes payable	30,885	15,345

Total current liabilities	3,296,754	7,474,752
Long-term portion of notes payable	19,796,545	20,294,069
Long-term portion of manufacturing research and development obligation	3,475,552	4,256,902
Long-term portion of facility lease obligation	3,380,223	7,620,660
Long-term deferred liabilities	3,066,000	4,578,500
Commitments
Stockholders’ equity
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2014 and June 30, 2015; 0 shares issued and outstanding as of December 31, 2014 and June 30, 2015	-	-
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2014 and June 30, 2015; 19,657,412 and 20,689,373 shares issued and outstanding as of December 31, 2014 and June 30, 2015, respectively	19,657	20,689
Accumulated other comprehensive loss	(124,841)	(126,971)
Additional paid-in capital	235,627,174	246,156,445
Accumulated deficit	(204,170,186)	(241,321,219)

Total stockholders’ equity	31,351,804	4,728,944

Total liabilities and stockholders’ equity	$64,366,878	$48,953,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Revenue	$473,163	$107,391	$1,271,951	$286,162

Operating expenses
Research and development	10,569,134	16,084,834	19,041,329	30,851,816
General and administrative	1,865,822	2,909,358	3,799,298	5,280,559

Total operating expenses	12,434,956	18,994,192	22,840,627	36,132,375

Operating loss	(11,961,793)	(18,886,801)	(21,568,676)	(35,846,213)
Other income (expense)
Interest income	21,260	8,327	37,670	18,415
Interest expense	(171,604)	(725,522)	(346,436)	(1,320,437)
Investment tax credits	140,556	-	140,556	-
Other expense	(11,950)	(822)	(247,625)	(2,798)

Other income (expense), net	(21,738)	(718,017)	(415,835)	(1,304,820)

Net loss	(11,983,531)	(19,604,818)	(21,984,511)	(37,151,033)

Accretion of redeemable convertible preferred stock	-	-	(863,226)	-

Net loss attributable to common stockholders	$(11,983,531)	$(19,604,818)	$(22,847,737)	$(37,151,033)

Net loss attributable to common stockholders per share, basic and diluted	$(0.61)	$(0.95)	$(1.52)	$(1.84)

Weighted average shares outstanding, basic and diluted	19,655,187	20,622,326	15,041,501	20,145,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(11,983,531)	$(19,604,818)	$(21,984,511)	$(37,151,033)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	6,014	3,368	4,511	(9,493)
Unrealized gain (loss) on short-term investments	250	2,368	(4,300)	7,363

Total comprehensive loss	$(11,977,267)	$(19,599,082)	$(21,984,300)	$(37,153,163)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities
Net loss	$(21,984,511)	$(37,151,033)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	266,149	347,962
Share-based compensation expense	1,211,509	1,766,853
Interest accrued on long-term debt	345,707	457,891
Amortization of debt issuance costs	-	138,615
Amortization of debt discount	-	49,834
(Gain) loss on disposal of equipment	(710)	2,799
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(29,625)	68,609
Deferred financing costs	(87,550)	-
Other assets	(10,471)	(441,570)
Accounts payable	925,986	2,058,051
Accrued expenses	(329,667)	1,000,050
Long-term deferred liabilities	-	1,512,500
Long-term portion of manufacturing research and development obligation	-	781,350

Net cash used in operating activities	(19,693,183)	(29,408,089)

Cash flows from investing activities
Purchase of property and equipment	(486,372)	(5,010,684)
Proceeds from sale of fixed assets	1,000	-
Purchases of short-term investments	(17,955,747)	(2,743,176)
Proceeds from maturity of short-term investments	4,117,905	14,202,000

Net cash (used in) provided by investing activities	(14,323,214)	6,448,140

Cash flows from financing activities
Proceeds from sale of common stock	49,829,800	8,570,000
Stock issuance costs	(4,787,854)	-
Payments on notes payable	(25,740)	(25,740)
Proceeds from exercise of common stock options	5,111	93,396
Proceeds from exercise of employee stock purchase plan	-	100,082
Net cash provided by financing activities	45,021,317	8,737,738
Effect of exchange rates changes on cash	4,504	(9,412)
Net increase (decrease) in cash and cash equivalents	11,009,424	(14,231,623)
Cash and cash equivalents
Beginning of period	33,297,970	37,223,590
End of period	$44,307,394	$22,991,967

Supplemental disclosure of cash flow information
Cash paid for interest	$3,195	$583,808
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	$114,527,695	$-
Preferred stock accretion	$863,226	$-
Interest accrued on long-term debt	$345,707	$457,891
Purchases of property and equipment included in accounts payable and accrued expenses	$-	$1,135,437
Recognition of asset and facility lease obligation related to construction of facility	$-	$4,240,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is an immuno-oncology company focused on the development and commercialization of fully individualized immunotherapies for the treatment of cancer using its Arcelis technology platform. The Company’s most advanced product candidate, AGS-003, is being evaluated in the pivotal ADAPT phase 3 clinical trial for the treatment of metastatic renal cell carcinoma (“mRCC”). The Company is also developing a separate Arcelis-based product candidate, AGS-004, for the treatment of HIV, which is currently being evaluated in a phase 2 clinical trial aimed at HIV eradication in adult patients.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company expects to continue to incur losses and require additional financial resources to advance its products to either commercial stage or liquidity events.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts have been eliminated.

Capitalization

In connection with the Company’s initial public offering in February 2014, the Company effected a one-for-six reverse split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse split on a retroactive basis.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and six months ended June 30, 2015, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America or Canada. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2014 and June 30, 2015, $36,973,590 and $22,741,967, respectively, in cash and cash equivalents was uninsured.

Restricted Cash

The Company included in noncurrent assets restricted cash of $1,325,000 as of December 31, 2014, which cash consisted of funds maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of the Company’s new corporate headquarters and primary manufacturing facility. As of June 30, 2015, this restricted cash was reclassified to current assets due to the Company’s intention to acquire the facility in the second half of 2015 under a purchase and sale agreement with the landlord. Upon closing of the purchase and sale by the Company of the facility, the lease agreement will terminate and the restricted cash will be released (see Note 7).

Investment Tax Credits

Other income of $140,556 was recognized during the three and six months ended June 30, 2014 for scientific research and experimental development (“SR&ED”) investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received.

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued a new standard which removes the requirement to categorize the investments for which fair value is measured using net asset value per share as a practical expedient for fair value within the fair value hierarchy. This standard is effective for the Company for reporting periods beginning after December 15, 2015 and is to be applied retrospectively; early adoption is permitted. The Company is currently evaluating the effect that this new standard will have on the consolidated financial statements.

In April 2015, the FASB issued a new standard update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for the Company beginning January 1, 2016. The new guidance will be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued a new accounting standard update pertaining to accounting for revenue from contracts with customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for the Company beginning January 1, 2018, however early adoption is permitted any time after the original effective date, which for the Company is January 1, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2014 and June 30, 2015.

As of December 31, 2014 and June 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments in corporate debt securities. The Company’s short-term investments are classified as available-for sale investments. As of June 30, 2015, the Company’s short-term investments in corporate debt securities have contractual maturities with dates ranging from July 15, 2015 through January 25, 2016. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

As of December 31, 2014 and June 30, 2015, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Money-market funds	$35,541,595	$-	$-	$35,541,595
Corporate debt securities – short term	-	20,266,243	-	20,266,243
Restricted cash – long-term	1,325,000	-	-	1,325,000

Total assets at fair value	$36,866,595	$20,266,243	$-	$57,132,838

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015
Assets
Money-market funds	$21,667,494	$-	$-	$21,667,494
Corporate debt securities – short term	-	7,564,886	-	7,564,886
Restricted cash – current	1,325,000	-	-	1,325,000

Total assets at fair value	$22,992,494	$7,564,886	$-	$30,557,380

During the three and six months ended June 30, 2015, there were no transfers between Levels 1 and 2 assets.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash and equivalents, available-for-sale corporate debt securities included in short-term investments and cash and cash equivalents, and restricted cash as of December 31, 2014 and June 30, 2015 were as follows:

	As of December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$35,541,595	$-	$-	$35,541,595
Corporate debt securities – short term	20,278,171	67	(11,995)	20,266,243
Restricted cash – long-term	1,325,000	-	-	1,325,000

	$57,144,766	$67	$(11,995)	$57,132,838

	As of June 30, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$21,667,494	$-	$-	$21,667,494
Corporate debt securities – short term	7,569,451	-	(4,565)	7,564,886
Restricted cash – short-term	1,325,000	-	-	1,325,000

	$30,561,945	$-	$(4,565)	$30,557,380

The fair value of the Company’s long-term debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s long-term debt as of December 31, 2014 was approximately $19.4 million compared with its carrying value of $19.8 million. The fair value of the Company’s long-term debt as of June 30, 2015 was approximately $19.9 million compared with its carrying value of $20.3 million.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	June 30, 2015
Office furniture and equipment	$458,380	$663,683
Computer equipment	788,563	870,835
Computer software	629,948	629,948
Laboratory equipment	5,345,786	5,790,645
Leasehold improvements	2,646,891	2,664,669
Asset related to facility lease obligation	3,380,223	7,620,660
Construction-in progress	500,093	5,877,463

	13,749,884	24,117,903
Less: Accumulated depreciation and amortization	(8,236,329)	(8,568,661)

Property and equipment, net	$5,513,555	$15,549,242

Assets related to the Company’s facility lease obligation and construction-in-progress were primarily recognized due to the Company being deemed to be the accounting owner of the facility during its construction period under build-to-suite lease accounting (see Note 7).

Depreciation and amortization expense was as follows:

Three months ended June 30, 2014	$135,997
Three months ended June 30, 2015	$181,530
Six months ended June 30, 2014	$266,149
Six months ended June 30, 2015	$347,962

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2015. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2015 and none have been recorded as of June 30, 2015.

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

5. Notes Payable

Notes payable consist of the following:

	December 31, 2014	June 30, 2015
Notes payable under the venture loan and security agreement, including accrued interest	$12,500,000	$12,617,187
Less related debt discount	(373,756)	(323,922)
Notes payable under the venture loan and security agreement, net of debt discount	12,126,244	12,293,265
Promissory note payable to Medinet, including accrued interest	7,623,546	7,961,778
Other notes payable	77,640	54,371
Total notes payable	19,827,430	20,309,414
Less current portion	(30,885)	(15,345)
Long-term portion of notes payable	$19,796,545	$20,294,069

On September 29, 2014, the Company entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Fortress Credit Co LLC (together, the “Lenders”) under which the Company may borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

The Company borrowed the first tranche of $12.5 million upon the closing of the transaction on September 29, 2014 and borrowed the second tranche of $12.5 million on August 7, 2015 (see Note 13). The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate (“LIBOR”) exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

The Company incurred $449,796 for costs in connection with the closing of the Loan Agreement. These costs were capitalized as deferred financing costs and amortized to interest expense over the terms of the related debt.

The Company has agreed to repay the first tranche of $12.5 million on an interest only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the first tranche loan and a total of $117,187 has been recognized as of June 30, 2015. The Company has agreed to repay the second tranche loan of $12.5 million in 18 monthly payments of interest only followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06 (the “Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on September 29, 2021 or such earlier date as specified in the Warrants. The Company recorded a debt discount of $338,673 equal to the value of these Warrants. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company's balance sheet.

In December 2013, in connection with the license agreement with Medinet Co. Ltd ("Medinet"), as described in Note 11, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of the borrowing date, December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of June 30, 2015, the Company recorded $8.0 million to notes payable, including $1.1 million accrued interest. The total deferred liability was $3.1 million as of June 30, 2015 including the $1.0 million received by the Company for a manufacturing license (see Note 11).

The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provides for the Company to borrow funds up to $100,000 to finance computer equipment. Through June 30, 2015, the Company has borrowed $95,756 under this agreement, of which $16,356 and $201 was outstanding as of December 31, 2014 and June 30, 2015, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 0.98% per annum and are to be repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $61,284 and $54,170 in principal was outstanding as of December 31, 2014 and June 30, 2015, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

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

As of June 30, 2015, the Company has recorded the long-term portion of this manufacturing research and development obligation on its consolidated balance sheet totaling $4.3 million representing $2.5 million in deferred fees, $1.6 million in estimated bonus payments and $120,124 in accrued interest.

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

7. Facility Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”).

Under the Lease Agreement, the Company agreed to lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house the Company’s corporate headquarters and primary manufacturing facility. This facility is intended to replace the Company’s existing facility in Durham North Carolina. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by the Company for which the Company has paid $1.7 million as of June 30, 2015.

The term of the Lease Agreement is 10 years from July 1, 2015, the commencement date for the initial term, with the Company having the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility.

The Lease Agreement required the Company to provide the landlord with a letter of credit. The Company provided the bank that issued the letter of credit on our behalf a security deposit of $1.325 million to guarantee the letter of credit. The deposit is recorded as restricted cash as of December 31, 2014 and June 30, 2015 on the Company’s consolidated balance sheets.

Under the Lease Agreement, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40-05-5 requires for accounting purposes that the Company to be considered the owner of this project during the construction period. Therefore, the Company recorded an asset in property and equipment, net on the consolidated balance sheets, for the cost of the Company’s portion of the building plus the amount of estimated structural construction costs incurred by the landlord and the Company as of the balance sheet date. The Company recorded a corresponding facility lease obligation on its consolidated balance sheets representing the amounts paid by TKC, the lessor.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $3.4 million and $7.6 million as of December 31, 2014 and June 30, 2015, respectively. The facility lease obligation on the Company’s consolidated balance sheet is $3.4 million and $7.6 million as of December 31, 2014 and June 30, 2015, respectively.

Under the Lease Agreement, the Company had an option to purchase the property for an amount estimated at $7.6 million. On February 16, 2015, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC which represented the Company’s exercise of its purchase option under the Lease Agreement. The purchase price to be paid by the Company is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company has paid $1.7 million as of June 30, 2015, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. The purchase of the property is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

8. Stockholders’ Equity and Redeemable Convertible Preferred Stock

Issuance of Common Stock

In connection with the Company’s entry into the Lummy License Agreement (see Note 11), on April 7, 2015, the Company entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. (the “Purchasers”), of which Lummy (Hong Kong) Co. Ltd.’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the Purchasers purchased an aggregate of 1,000,000 shares of the Company’s common stock at a per share price of $10.11. The closing price of the Company’s common stock on April 7, 2015 was $8.57 per share, or approximately 18% lower than the $10.11 purchase price per share. The cash proceeds received of $10,110,000 from the issuance of the Company’s common stock were allocated $8,570,000 to common stock and additional paid-in capital and $1,540,000 to deferred revenue attributable to the Lummy License Agreement.

The Purchasers have also agreed to purchase approximately $10.0 million in additional shares of the Company’s common stock, for a total aggregate investment of approximately $20 million, within 31 days of and subject to reaching full enrollment of the Company’s phase 3 ADAPT clinical trial of AGS-003 for mRCC, receiving a recommendation of the review board for the continuation of the Company’s phase 3 ADAPT clinical trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of the Company’s automated manufacturing process for AGS-003 to the manufacturing process used by Company in its phase 3 ADAPT clinical trial. In connection with the investment, the Purchasers have agreed to a lock-up of the shares purchased for a period of 180 days.

On May 8, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $125,000,000 of its common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants (the “2015 Shelf”). The Company simultaneously entered into a Sales Agreement with Cowen and Company LLC (the “Sales Agreement”) to provide for the offering, issuance and sale by the Company of up to $30,000,000 of its common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. The Company has not sold any shares under the Sales Agreement.

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

The table below represents a rollforward of the preferred stock:

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Series E Preferred		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	1,040,216	$332,869	9,803,688	$5,521,437	28,716,679	$2,655,884	21,040,817	$33,262,492	56,011,258	$71,891,787	116,612,658	$113,664,469
Accretion	-	-	-	-	-	-	-	336,350	-	526,876	-	863,226
Shares converted to common stock	(1,040,216)	(332,869)	(9,803,688)	(5,521,437)	(28,716,679)	(2,655,884)	(21,040,817)	(33,598,842)	(56,011,258)	(72,418,423)	(116,612,658)	(114,527,455)
Stock issuance costs	-	-	-	-	-	-	-	-	-	(240)	-	(240)

Balance as of December 31, 2014	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the Common Stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. Based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, 13,054 shares were purchased with employee withholdings as of February 27, 2015 and stock-based compensation expense of $54,508 was recognized. The Company’s second Purchase Plan Period commenced on March 2, 2015 and will end on August 31, 2015. Based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price of $6.85 on June 30, 2015, stock-based compensation expense of $45,736 was recognized.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock to the Company’s employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of June 30, 2015, there were 4,179,401 shares of common stock remaining available for future issuance under the 2014 Plan and 333,299 shares of common stock under the 2014 ESPP.

The Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Research and development	$309,202	$401,826	$617,393	$808,017
General and administrative	319,271	496,249	594,116	1,004,573

Total stock-based compensation expense	$628,473	$898,075	$1,211,509	$1,812,590

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

During the three months ended June 30, 2015, the Company granted options to employees to purchase a total of 510,650 shares of the Company’s common stock at exercise prices ranging from $7.05 to $8.46 per share which in each instance was the closing price of the Company’s common stock on the grant date.

During the six months ended June 30, 2015, the Company granted options to employees and non-employee directors to purchase a total of 622,300 shares of the Company’s common stock at exercise prices ranging from $7.05 to $9.01 per share which in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2014	2,847,097	$5.89
Granted	622,300	$7.91
Exercised	(18,907)	$4.94
Cancelled	(19,284)	$8.00

Outstanding as of June 30, 2015	3,431,206	$6.25	8.46

Exercisable as of June 30, 2015	1,225,005	$5.38	7.47

Vested and expected to vest as of June 30, 2015	3,261,329	$6.22	8.44

Valuation Assumptions for Stock Option Plans

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plans		Employee Stock Purchase Plan
	Six Months Ended June 30		Six Months Ended June 30
	2014	2015	2014	2015
Risk-free interest rate	2.29%	2.07%	-%	0.07%
Dividend yield	0%	0%	-%	0%
Expected option term (in years)	7	7	-	0.5
Volatility	96%	86%	-%	45%

Warrants

As discussed in Note 5 regarding the Company’s notes payable, in connection with the Company’s Loan Agreement executed in September 2014, the Company issued to the Lenders and their affiliates Warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the Warrants.

During the six months ended June 30, 2014, warrants to purchase 9,598 shares of the Company’s common stock at $6.60 per share were settled in a cashless exercise for 1,679 shares of common stock in conjunction with the closing of the Company’s initial public offering in February 2014.

Outstanding warrants to purchase the Company’s common stock as of June 30, 2015 were as follows:

Type of Warrant	Number of Warrant Shares	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7	/13/16
Common stock	82,780	$9.06	9	/29/21

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

For the three months ended June 30, 2014 and 2015, the Company recorded revenue under this agreement of $473,163 and $79,891, respectively. For the six months ended June 30, 2014 and 2015, the Company recorded revenue under this agreement of $1,271,951 and $243,606, respectively. The Company has recorded total revenue of $36.9 million through June 30, 2015 under the NIH and NIAID agreement. As of June 30, 2015, there was up to $2.9 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2014 and June 30, 2015, the Company recorded a receivable from the NIH and NIAID of $129,019 and $57,029, respectively, and a payable to subcontractors of $8,493 and $21,994, respectively.

The Company’s grant revenue is earned under this contract with NIH and NIAID. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled balances and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

11. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard International S.A. ("Pharmstandard"), purchased shares of the Company’s series E preferred stock. Concurrently with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

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

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, Company and Medinet have agreed to submit the matter to arbitration. The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of June 30, 2015, the Company recorded $8.0 million to notes payable, including $1.1 million accrued interest. The total deferred liability was $3.1 million as of June 30, 2015 including the $1.0 million received by the Company for the manufacturing license.

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

Lummy License Agreement

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

See Note 8 for a description of issuances by the Company of the Company’s common stock in connection with the License Agreement.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(11,983,531)	$(19,604,818)	$(21,984,511)	$(37,151,033)
Accretion of redeemable convertible preferred stock	-	-	(863,226)	-

Net loss attributable to common stockholders	$(11,983,531)	$(19,604,818)	$(22,847,737)	$(37,151,033)

Weighted average common shares outstanding, basic and diluted	19,655,187	20,622,326	15,041,501	20,145,747

Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.95)	$(1.52)	$(1.84)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Redeemable convertible preferred stock	-	-	3,133,120	-
Stock options outstanding	2,045,730	3,003,899	1,991,521	2,944,576
Warrants outstanding	1	82,781	2,281	82,781

13. Subsequent Event

In September 2014, the Company entered into the Loan Agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC under which the Company may borrow up to $25.0 million in two tranches of $12.5 million each (see Note 5).

The Company borrowed the second tranche of $12.5 million on August 7, 2015. The per annum interest rate for the second tranche is a floating rate equal to 9.25% plus the amount by which the one-month LIBOR exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

The Company has agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

Overview

We are a immuno-oncology company focused on the development and commercialization of fully individualized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary technology platform called Arcelis.

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. We completed enrollment of the trial in July 2015 and expect an independent data monitoring committee to conduct interim data analyses in 2016 and to have final data in early 2017 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed three clinical trials of AGS-004. These include phase 1 and phase 2 trials funded by government grants and a phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. In addition, we are supporting an ongoing investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and expect to support a second investigator-initiated phase 2 clinical trial of AGS-004 which we expect will begin in the second half of 2015, evaluating AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through our initial public offering, a venture loan, private placements of our common stock and preferred stock, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through June 30, 2015, we have raised a total of $375.3 million in cash, including:

•	$225.5 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$104.4 million from government contracts, grants and license and collaboration agreements; and

•	$12.5 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

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

On September 29, 2014, we entered into a loan agreement with the Lenders under which we may borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million on August 7, 2015, following completion of enrollment of the ADAPT trial.

Commercial Facility. In August 2014, we entered into a Lease Agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility. This facility is intended to replace our existing facility in Durham North Carolina. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement, at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of June 30, 2015, as further described below.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have an option to extend the Lease Agreement by six five-year renewal terms. Initial rent is approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property for an amount estimated at $7.6 million. In February 2015, we exercised this purchase option and entered into the Purchase Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we had paid $1.7 million as of June 30, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. We expect the purchase of this property to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

We have incurred losses in each year since our inception in May 1997. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $37.2 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $241.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing phase 3 clinical trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of other cancers;

•	initiate and conduct or support additional clinical trials of AGS-004 for the treatment of HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	build out and equip a new commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC (clear cell)	•	Ongoing pivotal phase 3 clinical trial; enrollment completed in July 2015; final data expected in early 2017

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated phase 2 clinical trial; initial data expected in 2016

	Early stage RCC (adjuvant)	•	Investigator-initiated phase 2 clinical trial expected to begin in the second half of 2015; initial data expected in 2016

	Advanced solid tumors	•	Two investigator-initiated phase 2 clinical trials expected to begin in the second half of 2015

	mRCC (non-clear cell)	•	Phase 2 investigator-initiated clinical trial planned for 2016

AGS-004	HIV	•	Phase 2b clinical trial complete; data announced on January 9, 2015

		•	Ongoing first stage of investigator-initiated phase 2 clinical trial for HIV eradication; Second stage expected to begin in the second half of 2015

		•	Investigator-initiated phase 2 clinical trial for long-term viral control in pediatric patients planned for the second half of 2015

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., rights to AGS-003 in South Korea, which we exclusively licensed to Green Cross Corp and rights to AGS-003 in China, Hong Kong, Taiwan and Macau, which we licensed to Lummy (Hong Kong) Co. Ltd, or Lummy HK. We have granted MEDcell Co., Ltd., hereinafter referred to as “Medinet,” an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC.

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling approximately 450 patients in the trial to generate 290 events for the primary endpoint of overall survival. We enrolled these patients at approximately 140 clinical sites in North America and Europe. Under the trial protocol, these patients were randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. We expect to have final data in early 2017 when we anticipate the required number of events to permit the primary analysis and assessment of overall survival to have occurred.

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

In addition, we are supporting and plan to support two additional investigator-initiated phase 2 clinical trials, which are designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to and following nephrectomy. The initial trial, which is designed to evaluate AGS-003 prior to nephrectomy, began enrolling patients in late 2014 (neoadjuvant study) and the second trial to evaluate AGS-003 after standard nephrectomy (adjuvant RCC study) is expected to begin in the second half of 2015. We expect that a total of 40 to 50 patients will be enrolled in these two trials and that initial data from these trials will be available in 2016.

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

In the phase 2b trial, 54 patients received four doses of AGS-004 or placebo every four weeks while on standard ART, and then began a 12-week period during which they ceased ART and during which dosing continued every four weeks. In total, 36 participants completed 12 weeks of treatment interruption, 23 of whom received AGS-004. The trial was fully funded by NIH and NIAID.

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

We have recorded revenue of $36.9 million through June 30, 2015 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of June 30, 2015, there was up to $2.9 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 with the Three and Six Months Ended June 30, 2015

The following table summarizes the results of our operations for each of the three and six month periods ended June 30, 2014 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2014	2015	Change	Change	2014	2015	Change	Change
Revenue	$473	$107	$(366)	(77.4)%	$1,272	$286	$(986)	(77.5)%
Operating expenses
Research and development	10,569	16,085	5,516	52.2%	19,041	30,852	11,811	62.0%
General and administrative	1,866	2,909	1,043	55.9%	3,800	5,280	1,481	38.9%

Total operating expenses	12,435	18,994	6,559	52.7%	22,841	36,132	13,292	58.2%

Loss from operations	(11,962)	(18,887)	(6,925)	57.9%	(21,569)	(35,846)	(14,278)	66.2%

Interest income	21	8	(13)	(61.9)%	37	18	(19)	(51.4)%
Interest expense	(172)	(725)	(553)	(221.5)%	(346)	(1,320)	(974)	(181.5)%
Investment tax credits	141	-	(141)	*	141	-	(141)	*
Other expense	(12)	(1)	11	*	(248)	(3)	245	*

Net loss	$(11,984)	$(19,605)	$(7,621)	63.6%	$(21,985)	$(37,151)	$(15,167)	69.0%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $0.5 million for the three months ended June 30, 2014, compared with $0.1 million for the three months ended June 30, 2015, a decrease of approximately $0.4 million, or 77.4%. The $0.4 million decrease for the three months ended June 30, 2015 is due to decreased reimbursement under our NIH and NIAID contract associated with decreased activity with respect to our phase 2b clinical trial of AGS-004.

Revenue was $1.3 million for the six months ended June 30, 2014, compared with $0.3 million for the six months ended June 30, 2015, a decrease of approximately $1.0 million, or 77.5%. The $1.0 million decrease for the six months ended June 30, 2015 is due to decreased reimbursement under our NIH and NIAID contract associated with decreased activity with respect to our phase 2b clinical trial of AGS-004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Direct research and development expense by program:
AGS-003	$3,716	$5,613	$6,876	$11,054
AGS-004	202	105	656	177
Other	15	47	64	49

Total direct research and development program expense	3,933	5,765	7,596	11,280
Commercial manufacturing development	2,880	5,183	4,243	9,748
Indirect research and development expense	3,756	5,137	7,202	9,824

Total research and development expense	$10,569	$16,085	$19,041	$30,852

Research and development expenses were $10.6 million for the three months ended June 30, 2014, compared with $16.1 million for the three months ended June 30, 2015, an increase of approximately $5.5 million, or 52.2%. The increase in research and development expense reflects a $1.8 million increase in direct research and development expense, a $2.3 million increase in commercial manufacturing development expense and a $1.4 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 increased from $3.7 million for the three months ended June 30, 2014 to $5.6 million in the three months ended June 30, 2015. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 ADAPT clinical trial of AGS-003 in combination with sunitinib in the three months ended June 30, 2015 as compared with the three months ended June 30, 2014; and

•	Direct research and development expense with respect to AGS-004 decreased from $0.2 million in the three months ended June 30, 2014 to $0.1 million in the three months ended June 30, 2015 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

We also incurred $2.9 million and $5.2 million of research and development expense related to our commercial manufacturing development efforts during the three months ended June 30, 2014 and 2015, respectively. We commenced our commercial manufacturing development efforts during the three months ended March 31, 2014 and such activity increased progressively during 2014 and the six months ended June 30, 2015.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 86 employees engaged in research and development activities as of June 30, 2014 compared with 106 employees as of June 30, 2015.

Research and development expenses were $19.0 million for the six months ended June 30, 2014, compared with $30.9 million for the six months ended June 30, 2015, an increase of approximately $11.9 million, or 62.0%. The increase in research and development expense reflects a $3.7 million increase in direct research and development expense, a $5.5 million increase in commercial manufacturing development expense and a $2.6 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 increased from $6.9 million for the six months ended June 30, 2014 to $11.1 million in the six months ended June 30, 2015. This increase primarily reflects increased patient enrollment in the ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib in the six months ended June 30, 2015 as compared with the six months ended June 30, 2014; and

•	Direct research and development expense with respect to AGS-004 decreased from $0.7 million in the six months ended June 30, 2014 to $0.2 million in the six months ended June 30, 2015 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

We also incurred $4.2 million and $9.7 million of research and development expense related to our commercial manufacturing development efforts during the three months ended June 30, 2014 and 2015, respectively. We commenced our commercial manufacturing development efforts during the three months ended March 31, 2014 and such activity increased progressively during 2014 and the six months ended June 30, 2015.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 86 employees engaged in research and development activities as of June 30, 2014 compared with 106 employees as of June 30, 2015.

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

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended June 30, 2014, compared with $2.9 million for the three months ended June 30, 2015, an increase of 55.9%. This increase is primarily due to an additional $0.6 million in personnel costs, including salaries, benefits and stock-based compensation; an increase of $0.3 million in outside services including legal and other consulting services; and an increase of $0.1 million in expenses due to our new status as a public company.

General and administrative expenses were $3.8 million for the six months ended June 30, 2014, compared with $5.3 million for the six months ended June 30, 2015, an increase of 38.9%. This increase is primarily due to an additional $0.8 million in personnel costs, including salaries, benefits and stock-based compensation; an increase of $0.4 million in outside services including legal, patent, and other consulting services; and an increase of $0.3 million in expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance.

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

Interest Expense

Interest expense was $171,604 for the three months ended June 30, 2014, compared with $725,522 for the three months ended June 30, 2015. During the three months ended June 30, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013. During the three months ended June 30, 2015, interest expense primarily resulted from accrued interest on our note payable to Medinet and interest on our indebtedness under the Loan Agreement, which we entered into in September 2014.

Interest expense was $346,436 for the six months ended June 30, 2014, compared with $1.3 million for the six months ended June 30, 2015. During the six months ended June 30, 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013. During the six months ended June 30, 2015, interest expense primarily resulted from accrued interest on our note payable to Medinet and interest on our indebtedness under the Loan Agreement.

We expect that interest expense will increase as a result of interest incurred under the Loan Agreement.

Investment Tax Credits

We recognized other income of $140,556 during the three and six month periods ended June 30, 2014 for scientific research and experimental development, or SR&ED, investment tax credits in Canada. Under Canadian and Ontario law, our Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, we recognize such credits when received. No such credits were received during the three or six month periods ended June 30, 2015.

Other Expense

Other expense was $247,625 for the six months ended June 30, 2014, compared with $2,798 for the six months ended June 30, 2015. Under a previous loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Our initial public offering closed in February 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the condensed consolidated statement of operations during the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2015, we had cash, cash equivalents and short-term investments of approximately $30.6 million.

Since our inception in May 1997 through June 30, 2015, we have funded our operations principally with $225.5 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.4 million from government contracts, grants and license and collaboration agreements, and $12.5 million from the Loan Agreement.

The gross proceeds we received from the issuance and sale of our preferred stock were as follows:

Issue	Year	Gross Proceeds
		(in thousands)
Series A Preferred	2000	$1,594
Series B Preferred	2001	$39,382
Series B-1 Preferred	2004	$5,000
Series C Preferred	2008	$33,462
Series D Preferred	2012	$9,022
Series D-1 Preferred	2012	$15,978
Series E Preferred	2013	$48,000

Upon the closing of our initial public offering in February 2014, all of the then-outstanding shares of our redeemable convertible preferred stock automatically converted into 13,188,251 shares of common stock.

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

We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million on August 7, 2015 following completion of enrollment of the ADAPT trial. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate, or LIBOR, exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

We have agreed to repay the first tranche of $12.5 million on an interest only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. We have agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, we issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of our Common Stock at a per share exercise price of $9.06, or the Warrants. Upon our satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the Warrants.

Commercial Facility. In August 2014, we entered into the Lease Agreement with TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility. This facility is intended to replace our existing facility in Durham North Carolina. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by our for which we have paid $1.7 million as of June 30, 2015.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have the option to extend the Lease Agreement by six five-year renewal terms. Initial rent will be approximately $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property for an amount estimated at $7.6 million. In February 2015, we exercised this option and entered into the Purchase Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we had paid $1.7 million as of June 30, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. The purchase of this property is expected to close in the second half of 2015. Upon the closing, the Lease Agreement will terminate.

Lummy License Agreement. On April 7, 2015, we and Lummy HK entered into a license agreement, or the License Agreement, whereby we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau.

In connection with the License Agreement, we entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P., of which Lummy HK’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million. The purchasers have also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20 million, within 31 days of and subject to reaching full enrollment of our phase 3 ADAPT clinical trial of AGS-003 for mRCC, receiving a recommendation of the review board for the continuation of our phase 3 ADAPT clinical trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for AGS-003 to the manufacturing process used by us in our phase 3 ADAPT clinical trial. In connection with the investment, the purchasers have agreed to a lock-up of the shares purchased for a period of 180 days.

On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125,000,000 of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants.  We simultaneously entered into a Sales Agreement with Cowen and Company LLC to provide for the offering, issuance and sale of up to $30,000,000 of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. We have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2014	2015
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(19,693)	$(29,408)
Investing activities	(14,323)	6,448
Financing activities	45,021	8,738
Effect of exchange rate changes on cash	4	(10)

Net increase (decrease) in cash and cash equivalents	$11,009	$(14,232)

Operating Activities.  Net cash used in operating activities of $19.7 million during the six months ended June 30, 2014 was primarily a result of our $22.0 million net loss, partially offset by non-cash items of $1.5 million and changes in operating assets and liabilities of $0.8 million. These non-cash items primarily consisted of depreciation and amortization expense of $0.3 million and compensation expense related to stock options of $1.2 million. Accounts payable increased by $0.9 million, which was partially offset by an increase in deferred financing costs of $0.1 million.

Net cash used in operating activities of $29.4 million during the six months ended June 30, 2015 was primarily a result of our $37.2 million net loss, partially offset by non-cash items of $2.8 million and changes in operating assets and liabilities of $5.0 million. These non-cash items primarily reflect depreciation and amortization expense of $0.3 million, compensation expense related to stock options of $1.8 million, interest accrued on long-term debt of $0.5 million and $0.2 million of amortization of debt issuance costs and debt discount. Accounts payable increased by $2.1 million, accrued expenses increased by $1.0 million, long-term deferred liabilities increased by $1.5 million and the long-term portion of our manufacturing research and development obligation increased by $0.8 million, which were partially offset by an increase in other assets of $0.4 million.

Investing Activities.  Net cash (used in) provided by investing activities amounted to ($14.3) million and $6.4 million for the six months ended June 30, 2014 and 2015, respectively. Cash used in and provided by investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases and maturities of short-term investments.

Financing Activities.  Net cash provided by financing activities amounted to $45.0 million and $8.7 million for the six months ended June 30, 2014 and 2015, respectively. Cash provided by financing activities for the six months ended June 30, 2014 consisted of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014, partially offset by stock issuance costs of $4.8 million and less than $0.1 million of payments on notes payable. Cash provided by financing activities for the six months ended June 30, 2015 consisted of proceeds of $8.6 million from the sale of common stock and $0.2 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $25,740 of payments on notes payable.

Other Significant Changes in Consolidated Balance Sheet as of June 30, 2015 Compared with December 31, 2014

Property and equipment, net, increased by $10.0 million during the six months ended June 30, 2015 primarily due to a $4.2 million increase in the asset recognized related to the lease agreement for our new manufacturing facility and $7.4 million from construction-in-progress. The facility lease obligation increased by $4.2 million during the six months ended June 30, 2015 related to activity under the lease to build the facility. Accounts payable increased by $2.8 million and accrued expenses increased by $1.4 million during the six months ended June 30, 2015 primarily due to an increase in activity under our manufacturing development contracts and purchases of property and equipment. Deferred liability increased by $1.5 million due to deferred revenue recognized under the license agreement with Lummy HK.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize AGS-003 or AGS-004. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our phase 3 clinical trial of AGS-003, initiate additional clinical trials of AGS-003 and AGS-004, seek regulatory approval for our product candidates and purchase, build out and equip a new commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

We expect that our cash, cash equivalents and short-term investments as of June 30, 2015, together with the second tranche of $12.5 million under our Loan Agreement with the Lenders, proceeds from the sale of an additional $10 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. upon the completion of certain events with respect to AGS-003 and the anticipated funding under our NIH and NIAID contract, will enable us to fund our ongoing expenses into the second half of 2016. We intend to devote our cash, cash equivalents and short term investments to fund our ongoing phase 3 clinical trial of AGS-003, our planned phase 2 clinical trials of AGS-003 in non-clear cell mRCC, early stage RCC prior to and following nephrectomy and other solid tumors, certain of the manufacturing costs of the ongoing phase 2 clinical trial of AGS-004 for HIV eradication and the purchase price for, and certain of the costs related to our continuing build-out and equipping of our new commercial manufacturing facility, for which we will need additional funding.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete our phase 3 clinical trial of AGS-003, to complete the purchase, build-out and equipping of our new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. We expect that we will need to spend approximately an additional $50.0 million to build out and equip the new commercial manufacturing facility that we plan to establish. In addition, we expect to spend approximately an additional $25.0 million on development, equipment and disposables, including costs incurred under the development agreements with Invetech and Saint-Gobain. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements during the second half of 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the build-out and equipping of the new commercial facility or may be delayed in doing so.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing pivotal phase 3 clinical trial of AGS-003 and other clinical trials of AGS-003 that we may conduct;

•	the progress and results of our ongoing phase 2 clinical trial for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the purchase price for, and costs and timing of our planned build-out and equipping of our new commercial manufacturing facility;

•	the potential need to repay the $9.0 million loan under our license agreement with Medinet;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	revenue, if any, received from sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholder ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Contractual Obligations

During the three months ended June 30, 2015, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are also exposed to market risk from the potential increase in short-term U.S. interest rates under our Loan Agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC. Borrowings under the Loan Agreement currently bear interest at a rate of 9.25% per annum plus the amount by which the one month LIBOR Rate as reported in the Wall Street Journal exceeds 0.50%, but in no event shall the interest rate exceed 10.75%. Since the one month LIBOR Rate has been less than 0.50% since the Loan Agreement was executed in September 2014, our interest rate has been and is currently 9.25%. If the one month LIBOR Rate increases to 2.0% or greater, the interest expense we will incur under the Loan Agreement will increase by $187,500 per year.

All of our other debt instruments and liabilities that incur interest charges do so at fixed-rates. We incur interest expense at fixed rates under the unsecured promissory note payable to Medinet (3% per annum), the manufacturing research and development obligations payable to Invetech (7% per annum), and other notes payable (0.98% and 8.31% per annum).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2015, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of AGS-003, which is intended for a life-threatening disease, we intend to seek approval based upon the results of a single pivotal phase 3 clinical trial. The FDA reviewed our plans to conduct a single pivotal phase 3 clinical trial under its special protocol assessment, or SPA, process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. In addition, because only 21 patients received the combination of AGS-003 and sunitinib in our phase 2 clinical trial, and as a result, we did not have enough evaluable patients to perform the statistical analysis to determine whether the primary endpoint of complete response rate was achieved in that trial, we expect that the data from our phase 2 clinical trial will have only a limited impact on the FDA’s ultimate assessment of efficacy of AGS-003. Thus, there can be no guarantee that the FDA will not require additional pivotal clinical trials as a condition for approving AGS-003.

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

The FDA has reviewed the protocol for our ongoing pivotal phase 3 clinical trial of AGS-003 in combination with sunitinib / targeted therapy under the SPA process. However, agreement by the FDA with the protocol under the SPA process does not guarantee that the trial will be successful or that, if successful, AGS-003 will receive marketing approval.

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

The actual amount of time for full enrollment of our clinical trials could be longer than planned. Enrollment delays in any of our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In addition, regulatory approval of novel product candidates such as our Arcelis-based product candidates manufactured using novel manufacturing processes such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to our and regulatory agencies’ lack of experience with them. The FDA has only approved one individualized immunotherapy product to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. To date, the FDA has only approved one individualized immunotherapy product. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Since inception, we have incurred significant operating losses. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $37.2 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $241.3 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of our common stock and preferred stock, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing phase 3 clinical trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of cancers;

•	initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	purchase, and continue to build out and equip our new commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our phase 3 clinical trial of AGS-003, initiate additional clinical trials of AGS-003, seek regulatory approval for our product candidates and purchase, build out and equip our new commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs, our plans to build out and equip a new commercial manufacturing facility or our commercialization efforts.

As of June 30, 2015, we had cash, cash equivalents and short-term investments of $30.6 million and working capital of $25.5 million. We expect that our cash, cash equivalents and short-term investments as of June 30, 2015, together with the second tranche of $12.5 million under our Loan Agreement with the Lenders, proceeds from the sale of an additional $10.0 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. upon the completion of certain events with respect to AGS-003 and the anticipated funding under our NIH and NIAID contract, will enable us to fund our operating expenses into the second half of 2016, including funding our ongoing phase 3 clinical trial of AGS-003, our planned phase 2 clinical trial of AGS-003, certain manufacturing costs of our ongoing phase 2 clinical trials of AGS-004 and certain of the costs related to our continuing build-out and equipping of our new commercial manufacturing facility for which we will need additional funding.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete our phase 3 clinical trial of AGS-003, to complete the planned build-out and equipping of our new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. Our preliminary estimate indicates that we will require approximately an additional $50.0 million prior to the commercialization of AGS-003 to build out and equip the new commercial manufacturing facility. In addition, we expect to spend approximately an additional $25.0 million on development, equipment and disposables, including costs incurred under the development agreements we entered into with Invetech and Saint-Gobain in October 2014 and January 2015, respectively. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements during 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned build-out and equipping of the new commercial facility or may be delayed in doing so.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing pivotal phase 3 clinical trial of AGS-003 and other clinical trials of AGS-003 that we may conduct;

•	the progress and results of our ongoing phase 2 clinical trial of AGS-004 for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the purchase price for, and the costs and timing of our build-out and equipping of our new commercial manufacturing facility;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $9.0 million loan under our license agreement with Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

We have never commercialized a product candidate. Even if AGS-003 or AGS-004 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Gaining market acceptance for our Arcelis-based products may be particularly difficult as, to date, the FDA has only approved one individualized immunotherapy and our Arcelis-based products are based on a novel technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a lease agreement with a developer for an approximately 120,000 square-foot building to be constructed in Durham County, North Carolina. This facility will house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed by June 1, 2015. The build-out and equipping of the interior of the facility will begin in the second half of 2015.

We plan to establish automated manufacturing processes based on existing functioning prototypes of automated devices for the production of commercial quantities of our Arcelis-based product. These devices can be used to perform substantially all steps required for the manufacture of our Arcelis-based product candidates.

We do not have experience in manufacturing products on a commercial scale or using automated processes. In addition, because we are aware of only one company that has manufactured an individualized immunotherapy product for commercial sale, there are limited precedents from which we can learn. We may encounter difficulties in the manufacture of our Arcelis-based products due to our limited manufacturing experience. These difficulties could delay the build-out and equipping of the new facility and regulatory approval of the manufacture of our Arcelis-based products using the new facility and the automated processes, increase our costs or cause production delays or result in us not manufacturing sufficient product to meet our expected commercial requirements, any of which could damage our reputation and hurt our profitability. If we are unable to successfully increase our manufacturing capacity to commercial scale, our business may be materially adversely affected.

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

We expect to complete implementation of the automated manufacturing processes in the second half of 2016, but such implementation could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all. We are collaborating with Invetech and Saint-Gobain to develop the equipment and disposables necessary to implement the automated manufacturing processes for Arcelis-based products. If Invetech or Saint-Gobain do not perform as expected under the agreements or the projects with Invetech or Saint-Gobain are unsuccessful for any other reason, our business could be adversely affected and our timelines for AGS-003 could be delayed.

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

Third parties could practice our inventions in territories where we do not have patent protection. Furthermore, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, we own or exclusively license patents relating to our process of manufacturing an individualized drug product. A U.S. patent may be infringed by anyone who, without authorization, practices the patented process in the United States or imports a product made by a process covered by the U.S. patent. In foreign countries, however, importation of a product made by a process patented in that country may not constitute an infringing activity, which would limit our ability to enforce our process patents against importers in that country. Furthermore, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. If competitors are able to use our technologies, our ability to compete effectively could be harmed.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock in the aggregate, beneficially owned shares representing approximately 69.3% of our common stock as of July 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, owns, in the aggregate, approximately 28.9% of our outstanding common stock as of July 31, 2015. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $5.16 and high of $13.74 during the period of February 7, 2014 through August 7, 2015. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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
Name: Lori R. Harrelson
Title: Vice President of Finance (Principal Financial Officer)

Date: August 14, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1+†	License Agreement, dated April 7, 2015, by and between the Registrant and Lummy (Hong Kong) Co., Ltd (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2015)

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Previously filed.
†	Confidential treatment granted as to portions of the exhibit.

