Form 10-Q
period 2015-09-30
ARGOS THERAPEUTICS INC
filed 2015-11-16
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 9, 2015, there were 20,735,315 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2015

Argos® and Arcelis®, the Argos Therapeutics logo and other trademarks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$37,223,590	$20,037,679
Short-term investments	19,016,347	3,022,872
Restricted cash	—	740,000
Prepaid expenses	838,420	871,556
Deferred financing costs	309,927	102,004
Other receivables	129,019	130,849

Total current assets	57,517,303	24,904,960
Property and equipment, net	5,513,555	19,015,314
Restricted cash	1,325,000	—
Other assets	11,020	392,054

Total assets	$64,366,878	$44,312,328

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,860,491	$3,094,161
Accrued expenses	1,405,378	5,314,165
Current portion of notes payable	30,885	15,460

Total current liabilities	3,296,754	8,423,786
Long-term portion of notes payable	19,796,545	32,122,158
Long-term portion of manufacturing research and development obligation	3,475,552	4,750,311
Long-term portion of facility lease obligation	3,380,223	7,620,660
Long-term deferred liabilities	3,066,000	5,321,000
Commitments
Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2014 and September 30, 2015; 0 shares issued and outstanding as of December 31, 2014 and September 30, 2015	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2014 and September 30, 2015; 19,657,412 and 20,730,115 shares issued and outstanding as of December 31, 2014 and September 30, 2015, respectively	19,657	20,730
Accumulated other comprehensive loss	(124,841)	(133,970)
Additional paid-in capital	235,627,174	247,587,439
Accumulated deficit	(204,170,186)	(261,399,786)

Total stockholders’ equity (deficit)	31,351,804	(13,925,587)

Total liabilities and stockholders’ equity (deficit)	$64,366,878	$44,312,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenue	$398,615	$158,349	$1,670,566	$444,511

Operating expenses
Research and development	12,998,409	17,227,405	32,039,738	48,079,221
General and administrative	2,320,036	2,689,398	6,119,334	7,969,957

Total operating expenses	15,318,445	19,916,803	38,159,072	56,049,178

Operating loss	(14,919,830)	(19,758,454)	(36,488,506)	(55,604,667)
Other income (expense)
Interest income	14,285	4,757	51,955	23,172
Interest expense	(179,808)	(324,871)	(526,244)	(1,645,308)
Investment tax credits	—	—	140,556	—
Other expense	(15,664)	—	(263,289)	(2,798)

Other income (expense), net	(181,187)	(320,114)	(597,022)	(1,624,934)

Net loss	(15,101,017)	(20,078,568)	(37,085,528)	(57,229,601)

Accretion of redeemable convertible preferred stock	—	—	(863,226)	—

Net loss attributable to common stockholders	$(15,101,017)	$(20,078,568)	$(37,948,754)	$(57,229,601)

Net loss attributable to common stockholders per share, basic and diluted	$(0.77)	$(0.97)	$(2.29)	$(2.81)

Weighted average shares outstanding, basic and diluted	19,655,605	20,704,163	16,596,437	20,333,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(15,101,017)	$(20,078,568)	$(37,085,528)	$(57,229,601)

Other comprehensive (loss) income
Foreign currency translation (loss)	(8,069)	(11,320)	(3,558)	(20,813)
Unrealized (loss) gain on short-term investments	(4,505)	4,321	(8,805)	11,684

Total comprehensive loss	$(15,113,591)	$(20,085,567)	$(37,097,891)	$(57,238,730)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities
Net loss	$(37,085,528)	$(57,229,601)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	412,537	519,026
Share-based compensation expense	2,126,557	2,860,867
Interest accrued on long-term debt	519,820	125,249
Amortization of debt issuance costs	—	207,923
Amortization of debt discount	—	80,838
(Gain) loss on disposal of equipment	(1,710)	2,799
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	30,325	(34,968)
Deferred financing costs	(139,796)	—
Other assets	(10,471)	(381,033)
Accounts payable	1,798,832	566,066
Accrued expenses	(81,726)	3,051,159
Long-term portion of notes payable	—	(770,000)
Long-term deferred liabilities	—	2,255,000
Long-term portion of manufacturing research and development obligation	—	1,274,759

Net cash used in operating activities	(32,431,160)	(47,471,916)

Cash flows from investing activities
Purchase of property and equipment	(780,582)	(7,709,337)
(Payment to) receipt from restricted cash account securing letter of credit	(1,325,000)	585,000
Proceeds from sale of fixed assets	2,000	—
Purchases of short-term investments	(20,192,499)	(2,696,841)
Proceeds from maturity of short-term investments	14,575,905	18,702,000

Net cash (used in) provided by investing activities	(7,720,176)	8,880,822

Cash flows from financing activities
Proceeds from sale of common stock	49,829,800	8,570,000
Stock issuance costs	(4,875,404)	—
Proceeds from issuance of notes payable and warrants	12,500,000	12,500,000
Debt issuance costs	(310,000)	—
Payments on notes payable	(38,610)	(30,711)
Proceeds from exercise of common stock options	5,410	179,227
Proceeds from exercise of employee stock purchase plan rights	—	207,233
Net cash provided by financing activities	57,111,196	21,425,749
Effect of exchange rates changes on cash	(3,475)	(20,566)
Net increase (decrease) in cash and cash equivalents	16,956,385	(17,185,911)
Cash and cash equivalents
Beginning of period	33,297,970	37,223,590
End of period	$50,254,355	$20,037,679

Supplemental disclosure of cash flow information
Cash paid for interest	$4,659	$863,977
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	$114,527,695	$—
Preferred stock accretion	$863,226	$—
Interest accrued on long-term debt	$519,820	$674,073
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$1,525,308
Recognition of asset and facility lease obligation related to construction of facility	$2,563,320	$4,240,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is an immuno-oncology company focused on the development and commercialization of fully individualized immunotherapies for the treatment of cancer using its Arcelis technology platform. The Company’s most advanced product candidate, AGS-003, is being evaluated in the pivotal ADAPT phase 3 clinical trial (the “ADAPT trial”) for the treatment of metastatic renal cell carcinoma (“mRCC”). The Company is also developing a separate Arcelis-based product candidate, AGS-004, for the treatment of HIV, which is currently being evaluated in a phase 2 clinical trial aimed at HIV eradication in adult patients.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Company expects to continue to incur losses and to require additional financial resources to advance its products to either commercial stage or liquidity events. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed or at all could have a material adverse effect on the Company’s business, results of operations and financial condition.

The condensed consolidated financial statements include the accounts of the Company and DC Bio Corp., the Company’s Canadian wholly-owned subsidiary. Significant intercompany transactions and accounts have been eliminated.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and nine months ended September 30, 2015, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America or Canada. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2014 and September 30, 2015, $36,973,590 and $19,787,679, respectively, in cash and cash equivalents were uninsured.

Restricted Cash

The Company included in noncurrent assets restricted cash of $1,325,000 as of December 31, 2014, which cash consisted of funds maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of the Company’s new corporate headquarters and primary manufacturing facility. As of September 30, 2015, the deposit requirement was reduced to $740,000 due to the Company’s intention to acquire the facility under a purchase and sale agreement with the landlord. As a result, $585,000 of the restricted cash was released. Upon closing of the purchase and sale by the Company of the facility, the lease agreement will terminate and the balance of the restricted cash will be released (see Note 7).

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

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2014 and September 30, 2015.

As of December 31, 2014 and September 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments in corporate debt securities. The Company’s short-term investments are classified as available-for sale investments. As of September 30, 2015, the Company’s short-term investments in corporate debt securities have contractual maturities with dates ranging from October 1, 2015 through January 25, 2016. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. The Company’s Level 2 assets consist of short-term debt instruments in corporate debt securities valued using independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. During the three and nine months ended September 30, 2015, there were no transfers between Levels 1 and 2 assets.

As of December 31, 2014 and September 30, 2015, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Money-market funds	$35,541,595	$—	$—	$35,541,595
Corporate debt securities – short term	—	20,266,243	—	20,266,243
Restricted cash – long-term	1,325,000	—	—	1,325,000

Total assets at fair value	$36,866,595	$20,266,243	$—	$57,132,838

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2015
Assets
Money-market funds	$18,318,149	$—	$—	$18,318,149
Corporate debt securities – short term	—	3,022,872	—	3,022,872
Restricted cash – current	740,000	—	—	740,000

Total assets at fair value	$19,058,149	$3,022,872	$—	$22,081,021

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash and equivalents, available-for-sale corporate debt securities included in short-term investments and cash and cash equivalents, and restricted cash as of December 31, 2014 and September 30, 2015 were as follows:

	As of December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$35,541,595	$—	$—	$35,541,595
Corporate debt securities – short term	20,278,171	67	(11,995)	20,266,243
Restricted cash – long-term	1,325,000	—	—	1,325,000

	$57,144,766	$67	$(11,995)	$57,132,838

	As of September 30, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$18,318,149	$—	$—	$18,318,149
Corporate debt securities – short term	3,023,116	70	(314)	3,022,872
Restricted cash – short-term	740,000	—	—	740,000

	$22,081,265	$70	$(314)	$22,081,021

The fair value of the Company’s long-term debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s long-term debt as of December 31, 2014 was approximately $19.4 million compared with its carrying value of $19.8 million. The fair value of the Company’s long-term debt as of September 30, 2015 was approximately $31.7 million compared with its carrying value of $32.1 million.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	September 30, 2015
Office furniture and equipment	$458,380	$663,683
Computer equipment	788,563	940,633
Computer software	629,948	629,948
Laboratory equipment	5,345,786	5,940,696
Leasehold improvements	2,646,891	2,664,669
Asset related to facility lease obligation	3,380,223	7,620,660
Construction-in progress	500,093	9,294,749

Total property and equipment	13,749,884	27,755,038
Less: Accumulated depreciation and amortization	(8,236,329)	(8,739,724)

Property and equipment, net	$5,513,555	$19,015,314

Assets related to the Company’s facility lease obligation and construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the facility being built to be the Company’s headquarters and primary manufacturing facility during its construction period under build-to-suite lease accounting (see Note 7). As of September 30, 2015, construction-in-progress included $548,824 of capitalized interest.

Depreciation and amortization expense was as follows:

Three months ended September 30, 2014	$146,388
Three months ended September 30, 2015	$171,064
Nine months ended September 30, 2014	$412,537
Nine months ended September 30, 2015	$519,026

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2015. Therefore, no U.S. federal, state or foreign income taxes are expected for 2015 and none have been recorded as of September 30, 2015.

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

5. Notes Payable

Notes payable consist of the following:

	December 31, 2014	September 30, 2015
Notes payable under the venture loan and security agreement, including accrued interest	$12,500,000	$25,182,192
Less related debt discount	(373,756)	(436,930)
Notes payable under the venture loan and security agreement, net of debt discount	12,126,244	24,745,262
Promissory note payable to Medinet, including accrued interest	7,623,546	7,341,856
Other notes payable	77,640	50,500
Total notes payable	19,827,430	32,137,618
Less current portion	(30,885)	(15,460)
Long-term portion of notes payable	$19,796,545	$32,122,158

Venture Loan Facility. On September 29, 2014, the Company entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Fortress Credit Co LLC (together, the “Lenders”) under which the Company could borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

The Company borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million on August 7, 2015. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate (“LIBOR”) exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

The Company incurred $449,796 in costs in connection with the closing of the Loan Agreement. These costs were capitalized as deferred financing costs and amortized to interest expense over the terms of the related debt.

The Company has agreed to repay the first tranche of $12.5 million on an interest only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the first tranche loan. The Company has agreed to repay the second tranche loan of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the second tranche loan. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06 (the “Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on September 29, 2021 or such earlier date as specified in the Warrants. The Company has recorded a debt discount of $338,673 equal to the value of these Warrants. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company's balance sheet.

Medinet Loan. In December 2013, in connection with a license agreement currently with Medinet Co., Ltd and its wholly-owned subsidiary, MEDcell Co., Ltd. (together "Medinet"), as described in Note 11, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of the borrowing date, December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability.

During the three months ended September 30, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of September 30, 2015, the amount of the note payable was $7.3 million, including $1.2 million of accrued interest. As of September 30, 2015, the total deferred liability associated with the Medinet note was $3.8 million (see Note 11).

Other Notes. The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provided for the Company to borrow funds up to $100,000 to finance computer equipment. The Company borrowed a total of $95,756 under this agreement, of which $16,356 and $0 was outstanding as of December 31, 2014 and September 30, 2015, respectively. The loans under this agreement were repaid in full in July 2015. Borrowings were collateralized by substantially all of the computer equipment financed under the agreement, with interest at a rate of 0.98% per annum and were repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $61,284 and $50,500 in principal was outstanding as of December 31, 2014 and September 30, 2015, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

6. Manufacturing Research and Development Obligation

In October 2014, the Company entered into a development agreement (the “Invetech Development Agreement”) with Invetech Pty Ltd (“Invetech”). The Invetech Development Agreement supersedes and replaces the development agreement entered into by the parties in July 2005. Under the Invetech Development Agreement, Invetech will continue to develop and provide prototypes of the automated production system to be used for the manufacture of the Company’s Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis.

Invetech has agreed to defer 30% of its fees, but such deferral will not exceed $5,000,000. Deferred fees (plus interest of 7% per annum) would become payable either, at the Company’s option, in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”). The “Sunset Date Trigger Event” is June 30, 2016 if the ADAPT trial is closed early indicating positive efficacy, or is otherwise December 31, 2016. Invetech is entitled to a 10% bonus payment if the ADAPT trial is closed early indicating positive efficacy or if the ADAPT trial meets the primary endpoint of overall survival and the 100% of events analysis indicating positive efficacy, and Invetech has timely completed all activities up to the time the ADAPT trial is stopped.

As of September 30, 2015, the Company has recorded the long-term portion of this manufacturing research and development obligation on its consolidated balance sheet at $4.8 million, representing $2.5 million in deferred fees, $2.1 million in estimated bonus payments and $0.2 million in accrued interest.

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

Under the Lease Agreement, the Company agreed to lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house the Company’s corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by the Company for which the Company has paid $1.7 million as of September 30, 2015.

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

The Lease Agreement required the Company to provide the landlord with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1.325 million to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of September 30, 2015 due to the Company’s intention to acquire the facility under a purchase and sale agreement with the landlord. The deposit is recorded as restricted cash as of December 31, 2014 and September 30, 2015 on the Company’s consolidated balance sheets.

Under the Lease Agreement, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40-05-5 requires for accounting purposes that the Company be considered the owner of this project during the construction period. Therefore, the Company recorded an asset in property and equipment, net on the consolidated balance sheets, for the cost of the Company’s portion of the building plus the amount of estimated structural construction costs incurred by the landlord and the Company as of the balance sheet date. The Company recorded a corresponding facility lease obligation on its consolidated balance sheets representing the amounts paid by TKC.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $3.4 million and $7.6 million as of December 31, 2014 and September 30, 2015, respectively. The facility lease obligation on the Company’s consolidated balance sheet is $3.4 million and $7.6 million as of December 31, 2014 and September 30, 2015, respectively.

Under the Lease Agreement, the Company had an option to purchase the property for an amount estimated at $7.6 million. In February 2015, the Company exercised this purchase option and entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC. The purchase price to be paid by the Company is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company has paid $1.7 million as of September 30, 2015, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. The purchase of the property is expected to close in the fourth quarter of 2015. Upon the closing, the Lease Agreement will terminate.

8. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock

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

The Purchasers have also agreed to purchase approximately $10.0 million in additional shares of the Company’s common stock, for a total aggregate investment of approximately $20 million, within 31 days of and subject to the Company reaching full enrollment of the ADAPT trial of AGS-003 for mRCC, receiving a recommendation of the review board for the continuation of  the ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of the Company’s automated manufacturing process for AGS-003 to the manufacturing process used by Company in its ADAPT trial.

On May 8, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $125,000,000 of its common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants (the “2015 Shelf”). The Company simultaneously entered into a Sales Agreement with Cowen and Company LLC (the “Sales Agreement”) to provide for the offering, issuance and sale by the Company of up to $30,000,000 of its common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. The Company has not sold any securities under the Sales Agreement.

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

9. Stock Options and Warrants

2014 Stock Incentive Plan and 2014 Employee Stock Purchase Plan

In January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, the 2014 Stock Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of 1,951,182 shares, plus such number of shares, up to 357,841 shares, as is equal to the sum of the number of shares reserved for issuance under the Company’s 2008 Stock Incentive Plan (the “2008 Plan”) that remained available for grant under the 2008 Plan immediately prior to the closing of the Company’s initial public offering on February 12, 2014 (381,250 shares) and the number of shares subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, plus an annual increase, to be added on the first day of each fiscal year from January 1, 2015 through January 1, 2024, equal to the lowest of 2,309,023 shares of Common Stock, 4% of the number of the Company’s outstanding shares on the first day of each such fiscal year and an amount determined by the Company’s board of directors.

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the Common Stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of a stock-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of a stock-based compensation expense of $72,800.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock to the Company’s employees. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of September 30, 2015, there were 4,071,734 shares of common stock remaining available for future issuance under the 2014 Plan and 312,998 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Research and development	$497,524	$495,496	$1,114,917	$1,500,069
General and administrative	417,524	552,781	1,011,640	1,360,798

Total stock-based compensation expense	$915,048	$1,048,277	$2,126,557	$2,860,867

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

During the three months ended September 30, 2015, the Company granted options to employees to purchase a total of 80,400 shares of the Company’s common stock at exercise prices ranging from $6.21 to $6.68 per share, which in each instance was the closing price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2015, the Company granted options to employees and non-employee directors to purchase a total of 702,700 shares of the Company’s common stock at exercise prices ranging from $6.21 to $9.01 per share, which in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2014	2,847,097	$5.89
Granted	702,700	$7.73
Exercised	(39,348)	$4.58
Cancelled	(165,409)	$6.50

Outstanding as of September 30, 2015	3,345,040	$6.26	8.25

Exercisable as of September 30, 2015	1,386,474	$5.54	7.40

Vested and expected to vest as of September 30, 2015	3,194,230	$6.24	8.22

Valuation Assumptions for Stock Option Plans

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plans		Employee Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Risk-free interest rate	2.28%	2.06%	—%	0.07%
Dividend yield	0%	0%	—%	0%
Expected option term (in years)	7	7	—	0.5
Volatility	96%	87%	—%	58%

Warrants

As discussed in Note 5 regarding the Company’s notes payable, in connection with the Loan Agreement executed in September 2014, the Company issued to the Lenders and their affiliates Warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on the earlier of September 29, 2021 or such earlier date as specified in the Warrants.

During the nine months ended September 30, 2014, warrants to purchase 9,598 shares of the Company’s common stock at $6.60 per share were settled in a cashless exercise for 1,679 shares of common stock in conjunction with the closing of the Company’s initial public offering in February 2014.

Outstanding warrants to purchase the Company’s common stock as of September 30, 2015 were as follows:

Type of Warrant	Number of Warrant Shares	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7/13/16
Common stock	82,780	$9.06	9/29/21

10. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. This modification extended the NIH’s commitment under the contract to July 2016. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

For the three months ended September 30, 2014 and 2015, the Company recorded revenue under this agreement of $281,210 and $130,849, respectively. For the nine months ended September 30, 2014 and 2015, the Company recorded revenue under this agreement of $1,553,161 and $374,455, respectively. The Company has recorded total revenue of $37.0 million through September 30, 2015 under the NIH and NIAID agreement. As of September 30, 2015, there was up to $2.8 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2014 and September 30, 2015, the Company recorded a receivable from the NIH and NIAID of $129,019 and $130,849, respectively.

The Company’s grant revenue is earned under this contract with NIH and NIAID. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled balances and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

11. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard International S.A. ("Pharmstandard"), purchased shares of the Company’s series E preferred stock. Concurrently with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

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

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s series E preferred stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. The Company has not entered into this manufacturing rights agreement or issued the warrants. All outstanding shares of the Company’s preferred stock converted into shares of the Company’s common stock upon the closing of its initial public offering in February 2014.

Green Cross License Agreement

In July 2013, the Company entered into an exclusive royalty-bearing license agreement with Green Cross Corp. ("Green Cross"). Under this agreement, the Company granted Green Cross a license to develop, manufacture and commercialize AGS-003 for mRCC in South Korea. The Company also provided Green Cross with a right of first negotiation for development and commercialization rights in South Korea to specified additional products the Company may develop.

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

Medinet License Agreement

In December 2013, the Company entered into a license agreement with Medinet Co., Ltd. This agreement was subsequently novated, amended and restated between the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement, including the rights to receive payments under the $9.0 million Medinet note, to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. We refer to Medinet Co., Ltd. and MEDcell Co., Ltd. together as “Medinet.” Under this agreement, the Company granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using the Company’s Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. The Company refers to this license as the manufacturing license. In addition, under this agreement, the Company granted Medinet an option to acquire a nonexclusive, royalty-bearing license under the Company’s Arcelis technology to sell in Japan AGS-003 and other products for the treatment of mRCC. The Company refers to the option as the sale option and the license as the sale license.

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

Medinet may exercise the sale option at any time until the earlier of December 31, 2015 and the date 30 days after the Company has provided Medinet with an interim report on the Company’s ADAPT trial of AGS-003 following such time as 50% of the required events in the trial have occurred.

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of AGS-003 and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to AGS-003 and these products. The first milestone with a $1.0 million payment was achieved in July 2015 (see Notes 5 and 10). If Medinet exercises the sale option, it will pay the Company $1.0 million, as well as royalties on net sales at a rate to be negotiated until the later of the expiration of the licensed patent rights in Japan and the twelfth anniversary of the first commercial sale in Japan. If the Company and Medinet cannot agree on the royalty rate, the Company and Medinet have agreed to submit the matter to arbitration.

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, the Company and Medinet have agreed to submit the matter to arbitration.

The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the three months ended September 30, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of September 30, 2015, the amount of the note payable was $7.3 million, including $1.2 million accrued interest. As of September 30, 2015, the total deferred liability associated with the Medinet note was $3.8 million.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(15,101,017)	$(20,078,568)	$(37,085,528)	$(57,229,601)
Accretion of redeemable convertible preferred stock	—	—	(863,226)	—

Net loss attributable to common stockholders	$(15,101,017)	$(20,078,568)	$(37,948,754)	$(57,229,601)

Weighted average common shares outstanding, basic and diluted	19,655,605	20,704,163	16,596,437	20,333,835

Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.97)	$(2.29)	$(2.81)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Redeemable convertible preferred stock	—	—	2,077,270	—
Stock options outstanding	2,769,043	3,372,015	2,252,817	3,088,622
Warrants outstanding	911	82,781	1,816	82,781

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

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal phase 3 clinical trial of AGS-003 plus sunitinib or another targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. We completed enrollment of the trial in July 2015 and expect an independent data monitoring committee to conduct interim data analyses in 2016 and to have final data in the first half of 2017, when we anticipate the required number of events to permit the primary analysis and assessment of overall survival will have occurred.

In addition, we are supporting and plan to support two additional investigator-initiated phase 2 clinical trials, which are designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to and following nephrectomy. We are planning to support an investigator-initiated open label phase 2 clinical trial of AGS-003 in non-small cell lung cancer patients, or NSCLC. We also plan to support additional investigator-initiated clinical trials of AGS-003, potentially in combination with other therapies, in other advanced solid tumor types, including muscle invasive bladder cancer and pediatric glioblastoma. Finally, we plan to support an investigator-initiated clinical trial of AGS-003 in combination with a PD-1 inhibitor in the first quarter of 2016.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed phase 1 and phase 2 trials funded by government grants and a phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. In addition, we are supporting an ongoing investigator-initiated phase 2 clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and expect to support a second investigator-initiated phase 2 clinical trial of AGS-004, which we expect will begin in the second half of 2016, evaluating AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through our initial public offering, a venture loan, private placements of our common stock and preferred stock, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through September 30, 2015, we have raised a total of $388.1 million in cash, including:

•	$225.7 million from the sale of our common stock, convertible debt, warrants and preferred stock;
•	$32.9 million from the licensing of our technology;
•	$104.5 million from government contracts, grants and license and collaboration agreements; and
•	$25.0 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

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

On September 29, 2014, we entered into the Loan Agreement with the Lenders under which we could borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million on August 7, 2015, following completion of enrollment of the ADAPT trial.

Commercial Facility. In August 2014, we entered into a lease agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement, at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of September 30, 2015, as further described below.

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

Under the Lease Agreement, we had an option to purchase the property for an amount estimated at $7.6 million. In February 2015, we exercised this purchase option and entered into the Purchase Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of September 30, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. We expect the purchase of this property to close in the fourth quarter of 2015. Upon the closing, the Lease Agreement will terminate.

Operating Losses. We have incurred losses in each year since our inception in May 1997. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $57.2 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $261.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of other cancers;
•	initiate and conduct or support additional clinical trials of AGS-004 for the treatment of HIV;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	purchase, and continue to build out and equip our new commercial facility for the manufacture of our Arcelis-based products;
•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our other research and development efforts;
•	hire additional clinical, quality control, scientific and management personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC (clear cell)	•	Ongoing ADAPT trial; enrollment completed in July 2015; final data expected in the first half of 2017

		•	Investigator-initiated phase 2 clinical trial, in combination with a PD-1 inhibitor, expected to begin in the first quarter of 2016

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated phase 2 clinical trial; initial data expected in 2016

	Early stage RCC (adjuvant)	•	Investigator-initiated phase 2 clinical trial expected to begin in the first quarter of 2016

	Advanced solid tumors	•	Investigator-initiated phase 2 clinical trial in non-small cell lung cancer, or NSCLC, expected to begin in the fourth quarter of 2015

		•	Investigator-initiated phase 2 clinical trial in muscle invasive bladder cancer expected to begin in the first quarter of 2016

		•	Investigator-initiated phase 2 clinical trial in pediatric glioblastoma expected to begin in the first half of 2016

AGS-004	HIV	•	Ongoing first stage of investigator-initiated phase 2 clinical trial for HIV eradication; second stage expected to begin in the first quarter of 2016

		•	Investigator-initiated phase 2 clinical trial for long-term viral control in pediatric patients planned for the second half of 2016

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., rights to AGS-003 in South Korea, which we exclusively licensed to Green Cross Corp and rights to AGS-003 in China, Hong Kong, Taiwan and Macau, which we licensed to Lummy (Hong Kong) Co. Ltd, or Lummy HK. Under a license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary MEDcell Co., Ltd., hereinafter referred to together as “Medinet,” we have granted to Medinet an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC.

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting the ADAPT trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling approximately 450 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at approximately 130 clinical sites in North America and Europe. Under the trial protocol, these patients were randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. We expect to have final data in the first half of 2017, when we anticipate the required number of events to permit the primary analysis and assessment of overall survival will have occurred. In addition, we also plan to support an investigator-initiated clinical trial of AGS-003 in combination with a PD-1 inhibitor in the first quarter of 2016.

In addition, we are supporting and plan to support two additional investigator-initiated phase 2 clinical trials, which are designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to and following nephrectomy. The initial trial, which is designed to evaluate AGS-003 prior to nephrectomy (neoadjuvant study), began enrolling patients in late 2014 and the second trial to evaluate AGS-003 in patients with early stage RCC after standard nephrectomy (adjuvant study) is expected to begin in the first quarter of 2016. We expect that a total of 25 to 30 patients will be enrolled in these two trials and that initial data from these trials will be available in 2016.

We believe that AGS-003 may be capable of treating a wide range of cancers and are planning to evaluate AGS-003 in clinical trials in additional cancer indications. We plan to support an investigator-initiated open label phase 2 clinical trial of AGS-003 in non-small cell lung cancer patients, or NSCLC, that we expect will be initiated in the fourth quarter of 2015. In the trial, the safety, efficacy and immunologic effects of AGS-003 when combined with platinum-based chemotherapy and radiation will be evaluated in approximately 20 stage 3 NSCLC patients.

We also plan to support additional investigator-initiated clinical trials of AGS-003, potentially in combination with other therapies, in other advanced solid tumor types, including muscle invasive bladder cancer and pediatric glioblastoma in the first half of 2016.

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

We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in up to twelve adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial is designed to study immune response kinetics to AGS-004 in patients on continuous ART. The purpose is to better define the optimal dosing strategy in combination with a latency-reversing therapy. We expect that patients in Stage 1 will rollover into Stage 2, a separate protocol that will study AGS-004 in combination with one of the latency-reversing drugs, vorinostat. In January 2014, Collaboratory of AIDS Researchers for Eradication, or CARE, agreed that it would fund all patient clinical costs for the ongoing Stage 1 of this phase 2 clinical trial, except for the associated manufacturing costs for which we are responsible. The NIH Division of AIDS, or DAIDS, has approved $6.6 million in funding for Stage 2 of this phase 2 clinical trial, which we expect will begin in the first quarter of 2016. Such funds will be provided directly to the University of North Carolina.

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, if the protocol and government funding are approved, we plan to support in the second half of 2016, an investigator-initiated phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus.

In January 2015, we announced top-line results from our NIH-funded phase 2b clinical trial of AGS-004. The primary endpoint of the trial, which required a 1.1 Log lower median viral load after 12 weeks of interruption of ART in the treatment group versus the placebo group, was not achieved. However, we believe that data from the trial provided evidence of the ability of AGS-004 to induce memory T-cell responses which may have directly impacted the latent viral reservoir. Of the evaluated 22 patients who received AGS-004 and completed the 12-week treatment interruption period, 15 patients or approximately 70 percent had positive antiviral memory T-cell responses prior to beginning the treatment interruption versus zero percent of placebo patients. Within the AGS-004 treatment group, those patients that had antiviral memory T-cell responses had significantly fewer CD4+ T-cells with integrated HIV DNA when compared to non-responders. These findings relate directly to the utilization of AGS-004 in the ongoing adult eradication study and the planned pediatric study, where one of the key objectives is to decrease the latent HIV reservoir. In September 2013, we completed patient enrollment in our NIH-funded phase 2b clinical trial of AGS-004 in 53 HIV-infected patients. The trial was fully funded by NIH and NIAID.

We believe that by demonstrating that AGS-004 induced memory T-cell responses in a majority of patients and that those immune responders had fewer CD4+ T-cells with integrated HIV DNA, these data suggest that induced anti-viral memory T-cell responses may contribute to lower persistent viral reservoirs. These data support our plans to continue testing AGS-004 in the studies aimed at decreasing or eliminating the latent HIV reservoir. In particular, we believe the results of the AGS-004 phase 2b trial support our exploration of whether combining AGS-004 treatment with Histone deacetylase (HDAC) inhibitors, part of a new class of latent reservoir mobilizers, will lead to the elimination of HIV-infected cells. In addition, based on these data we believe that more frequent dosing of AGS-004 during ART may provide further benefit, but also highlight the need to better understand the mechanisms of immune evasion employed by the HIV virus in the absence of ART.

NIH Funding

In September 2006, we entered into a multi-year research contract with the NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We have used funds from this contract to develop AGS-004, including to fund in full our phase 2b clinical trial of AGS-004. We have agreed to a statement of work under the contract, and are obligated to furnish all the services, qualified personnel, material, equipment, and facilities not otherwise provided by the U.S. government needed to perform the statement of work.

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

We have recorded revenue of $37.0 million through September 30, 2015 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of September 30, 2015, there was up to $2.8 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 with the Three and Nine Months Ended September 30, 2015

The following table summarizes the results of our operations for each of the three and nine month periods ended September 30, 2014 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2014	2015	Change	Change	2014	2015	Change	Change
	(in thousands)
Revenue	$399	$158	$(241)	(60.4)%	$1,671	$445	$(1,226)	(73.4)%
Operating expenses
Research and development	12,999	17,227	4,228	32.5%	32,040	48,079	16,039	50.1%
General and administrative	2,320	2,689	369	15.9%	6,120	7,970	1,850	30.2%

Total operating expenses	15,319	19,916	4,597	30.0%	38,160	56,049	17,889	46.9%

Loss from operations	(14,920)	(19,758)	(4,838)	32.4%	(36,489)	(55,604)	(19,115)	52.4%

Interest income	14	4	(10)	(71.4)%	51	23	(28)	(54.9)%
Interest expense	(180)	(325)	(145)	(80.6)%	(526)	(1,646)	(1,120)	(212.9)%
Investment tax credits	—	—	—	—	141	—	(141)	*
Other expense	(15)	—	15	*	(263)	(3)	260	*

Net loss	$(15,101)	$(20,079)	$(4,978)	33.0%	$(37,086)	$(57,230)	$(20,144)	54.3%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $0.4 million for the three months ended September 30, 2014, compared with $0.2 million for the three months ended September 30, 2015, a decrease of approximately $0.2 million, or 60.4%. The decrease resulted from lower reimbursement under our NIH and NIAID contract as there was decreased activity with respect to our phase 2b clinical trial of AGS-004 in the three months ended September 30, 2015.

Revenue was $1.7 million for the nine months ended September 30, 2014, compared with $0.4 million for the nine months ended September 30, 2015, a decrease of approximately $1.2 million, or 73.4%. The decrease resulted from lower reimbursement under our NIH and NIAID contract as there was decreased activity with respect to our phase 2b clinical trial of AGS-004 in the nine months ended September 30, 2015.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions;
•	fees paid to consultants and clinical research organizations, or CROs, including in connection with our clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;
•	commercial manufacturing development consisting of costs incurred under our development agreement with Invetech Pty Ltd, or Invetech, under which Invetech has agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products;
•	costs incurred under our development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, to develop a range of disposables for use in the automated production system;
•	allocation of facility lease and maintenance costs;
•	depreciation of leasehold improvements, laboratory equipment and computers;
•	costs related to production of product candidates for clinical trials;
•	costs related to compliance with regulatory requirements;
•	consulting fees paid to third parties related to non-clinical research and development;
•	costs related to stock options or other stock-based compensation granted to personnel in research and development functions; and
•	acquisition fees, license fees and milestone payments related to acquired and in-licensed technologies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Direct research and development expense by program:
AGS-003	$4,912	$5,429	$11,788	$16,482
AGS-004	153	79	809	256
Other	49	—	113	40

Total direct research and development program expense	5,114	5,508	12,710	16,778
Commercial manufacturing development	3,600	5,751	7,843	15,499
Indirect research and development expense	4,285	5,968	11,487	15,802

Total research and development expense	$12,999	$17,227	$32,040	$48,079

Research and development expenses were $13.0 million for the three months ended September 30, 2014, compared with $17.2 million for the three months ended September 30, 2015, an increase of approximately $4.2 million, or 32.5%. The increase in research and development expense reflects a $0.4 million increase in direct research and development expense, a $2.2 million increase in commercial manufacturing development expense and a $1.7 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 increased from $4.9 million for the three months ended September 30, 2014 to $5.4 million in the three months ended September 30, 2015. This increase primarily reflects increased patient enrollment in the ADAPT trial of AGS-003 in the three months ended September 30, 2015 as compared with the three months ended September 30, 2014; and
•	Direct research and development expense for AGS-004 decreased from $0.2 million in the three months ended September 30, 2014 to $0.1 million in the three months ended September 30, 2015 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004.

We also incurred $3.6 million and $5.8 million of research and development expense related to our commercial manufacturing development efforts during the three months ended September 30, 2014 and 2015, respectively. We commenced our commercial manufacturing development efforts during the three months ended March 31, 2014 and such activity increased progressively during 2014 and the nine months ended September 30, 2015.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 91 employees engaged in research and development activities as of September 30, 2014 compared with 111 employees as of September 30, 2015.

Research and development expenses were $32.0 million for the nine months ended September 30, 2014, compared with $48.1 million for the nine months ended September 30, 2015, an increase of approximately $16.0 million, or 50.1%. The increase in research and development expense reflects a $4.1 million increase in direct research and development expense, a $7.7 million increase in commercial manufacturing development expense and a $4.3 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 increased from $11.8 million in the nine months ended September 30, 2014 to $16.5 million in the nine months ended September 30, 2015. This increase is primarily due to increased patient enrollment in the ADAPT trial of AGS-003 in combination with sunitinib in the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014; and
•	Direct research and development expense with respect to AGS-004 decreased from $0.8 million in the nine months ended September 30, 2014 to $0.3 million in the nine months ended September 30, 2015 primarily due to the decreased activity in our phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined.

We also incurred $7.8 million and $15.5 million of research and development expense related to our commercial manufacturing development efforts during the nine months ended September 30, 2014 and 2015, respectively. We commenced our commercial manufacturing development efforts during the three months ended March 31, 2014 and such activity increased progressively during 2014 and the nine months ended September 30, 2015.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 91 employees engaged in research and development activities as of September 30, 2014 compared with 111 employees as of September 30, 2015.

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

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2014, compared with $2.7 million for the three months ended September 30, 2015, an increase of 15.9%. This increase is primarily due to an additional $0.5 million in personnel costs, including salaries, benefits and stock-based compensation.

General and administrative expenses were $6.1 million for the nine months ended September 30, 2014, compared with $8.0 million for the nine months ended September 30, 2015, an increase of 30.2%. This increase is primarily due to an additional $1.4 million in personnel costs, including salaries, benefits and stock-based compensation and an increase of $0.4 million in expenses relating to our new status as a public company, including liability and directors’ and officers’ insurance and franchise taxes.

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

Interest Expense

Interest expense was $179,808 for the three months ended September 30, 2014, compared with $324,871 for the three months ended September 30, 2015. The increase in interest expense primarily resulted from interest on our indebtedness under the Loan Agreement, which we entered into in September 2014, and the higher outstanding indebtedness under the Loan Agreement in the three months ended September 30, 2015.

Interest expense was $526,244 for the nine months ended September 30, 2014, compared with $1,645,308 for the nine months ended September 30, 2015. The increase in interest expense primarily resulted from interest on our indebtedness under the Loan Agreement, and the higher outstanding indebtedness under the Loan Agreement in the nine months ended September 30, 2015.

Investment Tax Credits

We recognized other income of $140,556 during the nine months ended September 30, 2014 for scientific research and experimental development, or SR&ED, investment tax credits in Canada. Under Canadian and Ontario law, our Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, we recognize such credits when received. No such credits were received during the three or nine months ended September 30, 2015.

Other Expense

Other expense was $263,289 for the nine months ended September 30, 2014, compared with $2,798 for the nine months ended September 30, 2015. Under a previous loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Our initial public offering closed in February 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the condensed consolidated statement of operations during the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2015, we had cash, cash equivalents and short-term investments of approximately $23.1 million.

Since our inception in May 1997 through September 30, 2015, we have funded our operations principally with $225.7 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.5 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

Venture Loan and Security Agreement. In September 2014, we entered into the Loan Agreement with the Lenders, under which we could borrow up to $25.0 million in two tranches of $12.5 million each.

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

We have agreed to repay the first tranche of $12.5 million on an interest only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. We have agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, we issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of our Common Stock, or the Warrants, at a per share exercise price of $9.06. Upon our satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on September 29, 2021 or such earlier date as specified in the Warrants.

Commercial Facility. In August 2014, we entered into the Lease Agreement with TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 120,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility and to replace our existing facility in Durham, North Carolina. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of September 30, 2015.

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

Under the Lease Agreement, we had an option to purchase the property for an amount estimated at $7.6 million. In February 2015, we exercised this option and entered into the Purchase Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we had paid $1.7 million as of September 30, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. The purchase of this property is expected to close in the fourth quarter of 2015. Upon the closing, the Lease Agreement will terminate.

Lummy License Agreement. On April 7, 2015, we and Lummy HK entered into a license agreement, or the License Agreement, whereby we granted to Lummy HK an exclusive license to our Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau.

In connection with the License Agreement, we entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P., of which Lummy HK’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million. The purchasers have also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20 million, within 31 days of and subject to reaching full enrollment of our ADAPT trial of AGS-003 for the treatment of mRCC, receiving a recommendation of the review board for the continuation of our ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for AGS-003 to the manufacturing process used by us in our ADAPT trial.

Shelf Registration Statement; ATM. On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125,000,000 of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants.  We simultaneously entered into a Sales Agreement with Cowen and Company LLC to provide for the offering, issuance and sale of up to $30,000,000 of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. We have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2014	2015
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(32,431)	$(47,472)
Investing activities	(7,720)	8,881
Financing activities	57,111	21,426
Effect of exchange rate changes on cash	(4)	(21)

Net increase (decrease) in cash and cash equivalents	$16,956	$(17,186)

Operating Activities.  Net cash used in operating activities of $32.4 million during the nine months ended September 30, 2014 was primarily a result of our $37.1 million net loss, partially offset by non-cash items of $3.1 million and changes in operating assets and liabilities of $1.6 million. These non-cash items primarily consisted of depreciation and amortization of $0.4 million and compensation expense related to stock options of $2.1 million and interest accrued on long-term debt of $0.5 million. Accounts payable increased by $1.8 million, which was partially offset by an increase in deferred financing costs of $0.1 million.

Net cash used in operating activities of $47.5 million during the nine months ended September 30, 2015 was primarily a result of our $57.2 million net loss, partially offset by non-cash items of $3.8 million and changes in operating assets and liabilities of $6.0 million. These non-cash items primarily reflect depreciation and amortization expense of $0.5 million, compensation expense related to stock options of $2.9 million, interest accrued on long-term debt of $0.1 million and $0.3 million of amortization of debt issuance costs and debt discount. Accounts payable increased by $0.6 million, accrued expenses increased by $3.1 million, long-term deferred liabilities increased by $2.3 million and the long-term portion of our manufacturing research and development obligation increased by $1.3 million, which were partially offset by an increase in other assets of $0.4 million and a decrease in long-term notes payable of $0.8 million.

Investing Activities.  Net cash (used in) provided by investing activities amounted to ($7.7) million and $8.9 million for the nine months ended September 30, 2014 and 2015, respectively. Cash used in and provided by investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases and maturities of short-term investments. Purchases of property and equipment totaled $0.8 million and $7.7 million during the nine months ended September 30, 2014 and 2015, respectively. Cash used in investment activities during the nine months ended September 30, 2014 also included $20.2 million of purchases of short-term investments with funds received in our initial public offering and the $1.3 million payment to a restricted cash account securing a letter of credit, partially offset by $14.6 million in proceeds from maturities of short-term investments. Cash provided by investment activities during the nine months ended September 30, 2015 also included $18.7 million in proceeds from maturities of short-term investments and the $0.6 million reduction and receipt from the restricted cash account securing a letter of credit, partially offset by $2.7 million of purchases of short-term investments.

Financing Activities.  Net cash provided by financing activities amounted to $57.1 million and $21.4 million for the nine months ended September 30, 2014 and 2015, respectively. Cash provided by financing activities for the nine months ended September 30, 2014 consisted of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014, $12.5 million of loan proceeds from our Loan Agreement, which closed on September 29, 2014, partially offset by stock and debt issuance costs of $5.2 million and less than $0.1 million of payments on notes payable. Cash provided by financing activities for the nine months ended September 30, 2015 consisted of $12.5 million of loan proceeds from our Loan Agreement, proceeds of $8.6 million from the sale of common stock and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $30,711 of payments on notes payable.

Other Significant Changes in the Consolidated Balance Sheet as of September 30, 2015 Compared with December 31, 2014

Property and equipment, net, increased by $13.0 million during the nine months ended September 30, 2015 primarily due to a $4.2 million increase in the asset recognized related to the Lease Agreement for our new manufacturing facility and $8.2 million from construction-in-progress. The facility lease obligation increased by $4.2 million during the nine months ended September 30, 2015 due to activity under the lease to build the facility. Accounts payable increased by $1.2 million and accrued expenses increased by $3.9 million during the nine months ended September 30, 2015 primarily due to an increase in activity under our manufacturing development contracts and purchases of property and equipment. Long-term deferred liabilities increased by $2.3 million, primarily due to deferred revenue recognized under the license agreements with Lummy HK and Medinet.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize AGS-003 or AGS-004. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003, initiate additional clinical trials of AGS-003 and AGS-004, seek regulatory approval for our product candidates and purchase, build out and equip a new commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

We expect that our cash, cash equivalents and short-term investments as of September 30, 2015, proceeds from the sale of an additional $10 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. upon the completion of certain events with respect to AGS-003 and the anticipated funding under our NIH and NIAID contract, will enable us to fund our ongoing expenses into the second quarter of 2016. We intend to devote our cash, cash equivalents and short term investments to fund our ADAPT trial of AGS-003, early stage RCC prior to and following nephrectomy and other solid tumors, certain of the manufacturing costs of the ongoing phase 2 clinical trial of AGS-004 for HIV eradication and the purchase price for, and certain of the costs related to our continuing build-out and equipping of our new commercial manufacturing facility, for which we will need additional funding. In order to reduce costs while we obtain additional financing, we plan to delay the development of our automated manufacturing process. We plan to slow our commercial automated manufacturing development spending until we obtaining additional financing, to allow our existing cash, cash equivalents and short-term investments to fund our operations into the second quarter of 2016.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete our ADAPT trial of AGS-003, to complete the purchase, build-out and equipping of our new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. We expect that we will need to spend approximately an additional $55.0 million to purchase, build out and equip our new commercial manufacturing facility. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the purchase, build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements during the fourth quarter of 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the build-out and equipping of the new commercial facility or may be delayed in doing so.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of ADAPT trial of AGS-003 and other clinical trials of AGS-003 that we may conduct;
•	the progress and results of the ongoing phase 2 clinical trial for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the purchase price for, and costs and timing of our planned build-out and equipping of our new commercial manufacturing facility;
•	the potential need to repay the $8.0 million remaining outstanding under the loan under our license agreement with Medinet;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
•	revenue, if any, received from sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining, enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain government or other third party funding for the development of our product candidates; and
•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Contractual Obligations

During the three months ended September 30, 2015, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are also exposed to market risk from the potential increase in short-term U.S. interest rates under our Loan Agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC. Borrowings under the Loan Agreement currently bear interest at a rate of 9.25% per annum plus the amount by which the one month LIBOR Rate as reported in the Wall Street Journal exceeds 0.50%, but in no event shall the interest rate exceed 10.75%. Since the one month LIBOR Rate has been less than 0.50% since the Loan Agreement was executed in September 2014, our interest rate has been and is currently 9.25%. If the one month LIBOR Rate increases to 2.0% or greater, the interest expense we will incur under the Loan Agreement will increase by $375,000 per year.

All of our other debt instruments and liabilities that incur interest charges do so at fixed-rates. We incur interest expense at fixed rates under the unsecured promissory note payable to Medinet (3% per annum), the manufacturing research and development obligations payable to Invetech (7% per annum), and other notes payable (8.31% per annum).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2015, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

If clinical trials of our product candidates, such as our ADAPT trial of AGS-003, fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For instance, despite observing positive results in earlier clinical trials of AGS-004, we failed to achieve the primary endpoint of our phase 2b clinical trial of AGS-004. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In particular, to date, we have not completed a clinical trial of AGS-003 against a placebo or a comparator therapy. While we believe comparisons to results from other reported clinical trials or from analyses of data from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium, can assist in evaluating the potential efficacy of our AGS-003 product candidate, there are many factors that affect the outcome for patients, some of which are not apparent in published reports. As a result, results from two different trials or between a trial and an analysis of a treatment database often cannot be reliably compared. Our ADAPT trial of AGS-003 is intended to compare directly the combination of AGS-003 and sunitinib or another targeted therapy to treatment with sunitinib or another targeted therapy monotherapy. Based on the design of the trial, the data from the trial will need to demonstrate an increase of approximately six months in median overall survival for the AGS-003 plus sunitinib / targeted therapy arm as compared to the sunitinib / targeted therapy monotherapy control arm in order to show statistical significance and achieve the primary endpoint of the trial. We will need to show this statistically significant benefit of the combined therapy as compared to treatment with the sunitinib / targeted therapy monotherapy as part of a submission for approval of AGS-003. However, demonstration of statistical significance and achievement of the primary endpoint of the trial do not assure approval by the FDA or similar regulatory authorities outside the United States.

Patients in our ADAPT trial who receive treatment with sunitinib / targeted therapy monotherapy may not have results similar to patients studied in clinical trials of sunitinib or to patients in the Consortium database who were treated with sunitinib. If the patients in our ADAPT trial who receive sunitinib / targeted therapy plus placebo have results which are better than the results that occurred in those other clinical trials or the results described in the Consortium database, we may not demonstrate a sufficient benefit from AGS-003 in combination with sunitinib to allow the FDA to approve AGS-003 for marketing. In addition, only 21 patients received the combination of AGS-003 and sunitinib in our phase 2 clinical trial. If the patients in our ADAPT trial who receive the combination of AGS-003 and sunitinib / targeted therapy have results which are worse than the results that occurred in our phase 2 clinical trial, we may not demonstrate a sufficient benefit from the combination therapy to allow the FDA to approve AGS-003 for marketing.

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of AGS-003, which is intended for a life-threatening disease, we intend to seek approval based upon the results of a single pivoted phase 3 clinical trial, our ADAPT trial. The FDA reviewed our plans to conduct our ADAPT trial under its special protocol assessment, or SPA, process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. In addition, because only 21 patients received the combination of AGS-003 and sunitinib in our phase 2 clinical trial, and as a result, we did not have enough evaluable patients to perform the statistical analysis to determine whether the primary endpoint of complete response rate was achieved in that trial, we expect that the data from our phase 2 clinical trial will have only a limited impact on the FDA’s ultimate assessment of efficacy of AGS-003. Thus, there can be no guarantee that the FDA will not require additional pivotal clinical trials as a condition for approving AGS-003.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. For example, in September 2011, the FDA placed the original protocol for our ADAPT trial of AGS-003 in combination with sunitinib on partial clinical hold due to unresolved questions regarding the planned measurement of the secretion of the cytokine interleukin-12, or IL-12, as part of the specifications for the release of AGS-003. We subsequently reached an agreement with the FDA regarding the IL-12 release specifications and the FDA lifted the partial clinical hold.

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

The FDA has reviewed the protocol for our ADAPT trial of AGS-003 in combination with sunitinib / targeted therapy under the SPA process. However, agreement by the FDA with the protocol under the SPA process does not guarantee that the trial will be successful or that, if successful, AGS-003 will receive marketing approval.

The FDA has reviewed, under the SPA process, the protocol for our ADAPT trial of AGS-003 in combination with sunitinib / targeted therapy. The SPA process is designed to facilitate the FDA’s review and approval of drug and biological products by allowing the FDA to evaluate the proposed design and size of phase 3 clinical trials that are intended to form the primary basis for determining a drug candidate’s efficacy. In February 2012, we received a letter from the FDA advising us that the FDA had completed its review of our protocol for the ADAPT trial under the SPA process. In the letter, the FDA stated that it had determined that the protocol sufficiently addressed the trial’s objectives and that the trial was adequately designed to provide the necessary data to support a submission for marketing approval.

An SPA does not guarantee that AGS-003 will receive marketing approval. The FDA may raise issues related to safety, trial conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. In addition, the combination of AGS-003 and sunitinib may not achieve the primary endpoint of the trial. Even if the primary endpoint in our ADAPT trial is achieved, AGS-003 may not be approved. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their products.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Our competitors may have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, during the phase 1/2 monotherapy clinical trial of AGS-003 that we conducted, our ability to enroll patients in the trial was adversely affected by the FDA’s approval of sorafenib and sunitinib, because patients did not want to receive, and physicians were reluctant to administer, AGS-003 as a monotherapy once new therapies that showed efficacy in clinical trials were introduced to the market and became widely available.

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

We are focusing our development program for AGS-004 on the use of AGS-004 in combination with latency reversing drugs, including Vorinostat, to eradicate HIV. We plan to rely on these latency reversing drugs because we recognize that the ultimate objective of virus eradication is unlikely to be achieved with immunotherapy alone because the immune system is not able to recognize the HIV virus in latently infected cells with a low level or lack of expression of HIV antigens.

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

Since inception, we have incurred significant operating losses. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $57.2 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $261.4 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of our common stock and preferred stock, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of AGS-003 for the treatment of mRCC and initiate additional clinical trials of AGS-003 for the treatment of cancers;
•	initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	purchase, and continue to build out and equip our new commercial facility for the manufacture of our Arcelis-based products;
•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	continue our other research and development efforts;
•	hire additional clinical, quality control, scientific and management personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, including our ADAPT trial of AGS-003, our plans to purchase and build out and equip our new commercial manufacturing facility or our commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003 and support investigator-initiated clinical trials of AGS-003 and AGS-004, initiate additional clinical trials of AGS-003 and AGS-004, seek regulatory approval for our product candidates and purchase and build out and equip our new commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs, our plans to purchase and build out and equip our new commercial manufacturing facility or our commercialization efforts.

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $23.1 million and working capital of $16.5 million. We expect that our cash, cash equivalents and short-term investments as of September 30, 2015, proceeds from the sale of an additional $10.0 million of our common stock to Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. upon the completion of certain events with respect to AGS-003 and the anticipated funding under our NIH and NIAID contract, will enable us to fund our operating expenses into the second quarter of 2016, including funding our ADAPT trial of AGS-003, our ongoing and planned phase 2 investigator-initiated clinical trials of AGS-003, certain of the manufacturing costs of our ongoing phase 2 clinical trials of AGS-004 and certain of the costs related to our continuing build-out and equipping of our new commercial manufacturing facility for which we will need additional funding. In order to reduce costs while we obtain additional financing, we plan to delay the development of our automated manufacturing process. We plan to slow our commercial automated manufacturing development spending until we obtain additional financing.

We will need to obtain significant financing prior to the commercialization of AGS-003, including to complete our ADAPT trial of AGS-003, to complete the planned build-out and equipping of our new commercial manufacturing facility and to fund any commercialization efforts in advance of regulatory approval of AGS-003. Our preliminary estimate indicates that we will require approximately an additional $55.0 million prior to the commercialization of AGS-003 to build out and equip the new commercial manufacturing facility. We have initiated expenditures for these purposes and construction of the facility began in October 2014. We are actively exploring additional financing arrangements in connection with the purchase and build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. We expect to enter into such arrangements during the fourth quarter of 2015 and that such arrangements will likely involve material obligations and debt liabilities. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned purchase and build-out and equipping of the new commercial facility or may be delayed in doing so.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial of AGS-003 and other clinical trials of AGS-003 that we may conduct;
•	the progress and results of our ongoing phase 2 clinical trial of AGS-004 for HIV eradication and other clinical trials of AGS-004 that we may conduct and our ability to obtain additional funding under our NIH contract for our AGS-004 program;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
•	the purchase price for, and the costs and timing of our build-out and equipping of our new commercial manufacturing facility;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;
•	the potential need to repay the $8.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, hereinafter referred to together as “Medinet”;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or invest in other businesses, products and technologies;
•	our ability to obtain government or other third party funding for the development of our product candidates; and
•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

There are several FDA-approved therapies for mRCC marketed and sold by large pharmaceutical companies. Approved monotherapies for mRCC include Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib), marketed by GlaxoSmithKline plc; Torisel (temsirolimus), marketed by Pfizer; and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation. In addition, we estimate that there are numerous cancer immunotherapy products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. A number of these are in late stage development. Opdivo (nivolumab) and Yervoy (ipilimumab) being developed by Bristol-Myers Squibb and Cometriq (cabozantinib) being developed by Exelixis, are in late stage development and are expected to receive FDA approval. In addition, if a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to AGS-003.

We are currently conducting our ADAPT trial of AGS-003 plus sunitinib / targeted therapy. We elected to study AGS-003 in clinical trials in combination with sunitinib due in part to sunitinib being the current standard of care for first-line treatment of mRCC. Although we do not expect to seek FDA approval of AGS-003 solely in combination with sunitinib and have provided that, under the protocol for the ADAPT trial, investigators may discontinue sunitinib due to disease progression or toxicity and initiate second-line treatment with other targeted therapies, if we obtain approval by the FDA, such FDA approval may be limited to the combination of AGS-003 and sunitinib. In such event, the commercial success of AGS-003 would be linked to the commercial success of sunitinib. As a result, if sunitinib ceases to be the standard of care for first-line treatment of mRCC or another event occurs that adversely affects sales of sunitinib, the commercial success of AGS-003 may be adversely affected.

There are also numerous FDA-approved treatments for HIV, primarily antiretroviral therapies marketed by large pharmaceutical companies. Generic competition has developed in this market as patent exclusivity periods for older drugs have expired, with more than 15 generic drugs currently on the market. The presence of these generic drugs is resulting in price pressure in the HIV therapeutics market and could affect the pricing of AGS-004. Currently, there are no approved therapies for the eradication of HIV. We expect that major pharmaceutical companies that currently market antiretroviral therapy products or other companies that are developing HIV product candidates may seek to develop products for the eradication of HIV.

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

We currently intend to commercialize AGS-003 independently in North America. We intend to collaborate with other third parties to manufacture, develop or commercialize AGS-003 outside North America. We have entered into an exclusive license agreement with Pharmstandard International S.A., or Pharmstandard, for the development and commercialization of AGS-003 in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of AGS-003 in South Korea. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan AGS-003 for the purpose of development and commercialization for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. In addition, we have entered into a license agreement with Lummy HK under which we granted Lummy HK an exclusive license for the development, manufacture and commercialization of AGS-003 in China, Hong Kong, Taiwan and Macau. We also plan to seek government or other third party funding for continued development of AGS-004 and to collaborate with third parties to develop and commercialize AGS-004. Our likely collaborators for any development, distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Risks Related to the Manufacturing of Our Product Candidates

We have commenced the build-out of a new facility to manufacture our Arcelis-based products on a commercial scale. We do not have experience in manufacturing Arcelis-based products on a commercial scale. If, due to our lack of manufacturing experience, we cannot manufacture our Arcelis-based products on a commercial scale successfully or manufacture sufficient product to meet our expected commercial requirements, our business may be materially harmed.

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a lease agreement with a developer for an approximately 120,000 square-foot building to be constructed in Durham County, North Carolina. This facility will house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed by June 1, 2015. The build-out and equipping of the interior of the facility began in the second half of 2015.

We plan to establish manual and automated manufacturing processes in the new facility. The automated manufacturing process is based on existing functioning prototypes of automated devices for the production of commercial quantities of our Arcelis-based product. These devices can be used to perform substantially all steps required for the manufacture of our Arcelis-based product candidates.

We do not have experience in manufacturing products on a commercial scale or using automated processes. In addition, because we are aware of only one company that has manufactured an individualized immunotherapy product for commercial sale, there are limited precedents from which we can learn. We may encounter difficulties in the manufacture of our Arcelis-based products due to our limited manufacturing experience. These difficulties could delay the build-out and equipping of the new facility and regulatory approval of the manufacture of our Arcelis-based products using the new facility, increase our costs or cause production delays or result in us not manufacturing sufficient product to meet our expected commercial requirements, any of which could damage our reputation and hurt our profitability. If we are unable to successfully increase our manufacturing capacity to commercial scale, our business may be materially adversely affected.

We have commenced the build-out of a new commercial manufacturing facility and plan to equip this facility and augment our manufacturing personnel in advance of any regulatory submission for approval of AGS-003. If we fail to build out and equip a new commercial manufacturing facility in compliance with regulatory requirements or augment our manufacturing personnel, we may not be able to initiate commercial operations or produce sufficient product to meet our expected commercial requirements. In order to reduce costs while we obtain additional financing, we plan to delay the development of our automated manufacturing process.

In order to meet our business plan, which contemplates manufacturing our product internally for the commercial requirements of AGS-003, we will need to build out and equip a new commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval of AGS-003. The build-out and equipping of our facilities will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

If we are unable to successfully build out and equip our commercial manufacturing facility in compliance with regulatory requirements or hire and train additional necessary manufacturing personnel appropriately, our filing for regulatory approval of AGS-003 may be delayed or denied.

Prior to implementing the automated manufacturing processes for Arcelis-based products, we will be required to:

•

demonstrate that the disposable components and sterilization and packaging methods used in the manufacturing process are suitable for use in manufacturing in accordance with current good manufacturing practice, or cGMP, and current Good Tissue Practices, or cGTP;

•	build and validate processing equipment that complies with cGMP and cGTP;
•	equip our new commercial manufacturing facility to accommodate the automated manufacturing process;
•	perform process testing with final equipment, disposable components and reagents to demonstrate that the methods are suitable for use in cGMP and cGTP manufacturing;
•

demonstrate consistency and repeatability of the automated manufacturing processes in the production of AGS-003 in our new facility to fully validate the manufacturing and control process using the actual automated cGMP processing equipment; and

•	demonstrate comparability between AGS-003 that we produce using our existing manual processes and AGS-003 produced using the automated processes.

We expect to complete implementation of the automated manufacturing processes in 2017. However, such implementation could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all. We are collaborating with Invetech Pty Ltd., or Invetech, and Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, to develop the equipment and disposables necessary to implement the automated manufacturing processes for Arcelis-based products. If Invetech or Saint-Gobain do not perform as expected under the agreements or the projects with Invetech or Saint-Gobain are unsuccessful for any other reason, our timelines for the implementation of our automated manufacturing processes could be delayed and our business could be adversely affected.

We will need regulatory approval to use the automated manufacturing processes for commercial purposes. If the FDA requires us to conduct a bridging study to demonstrate comparability between AGS-003 that we produce manually and AGS-003 produced using the automated processes, the implementation of the automated manufacturing processes and the filing for such approval will likely be delayed.

If we are unable to successfully implement the automated processes required and demonstrate comparability between the AGS-003 that we produce manually and the AGS-003 produced using the automated processes, our filing for regulatory approval of the commercial use of our automated manufacturing processes may be delayed or denied and we may not be able to initiate commercial manufacture using our automated manufacturing processes. In such event, our commercial manufacturing costs will be higher than anticipated and we may not be able to manufacture sufficient product to meet our expected commercial requirements.

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

Risks Related to Our Common Stock

Our executive officers, directors and affiliates of all officers and directors who own our outstanding common stock maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and affiliates of all officers and directors who own our outstanding common stock in the aggregate, beneficially owned shares representing approximately 54.2% of our common stock as of October 31, 2015. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, owns, in the aggregate, approximately 28.9% of our outstanding common stock as of October 31, 2015. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $4.11 and high of $13.74 during the period of February 7, 2014 through November 9, 2015.The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGOS THERAPEUTICS, INC.

By:	/s/ Jeffrey D. Abbey
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

By:	/s/ Lori R. Harrelson
Name: Lori R. Harrelson
Title: Vice President of Finance (Principal Financial Officer)

Date: November 16, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†*	Modification No. 11, effective September 18, 2014, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to portions of the exhibit.

