Form 10-K
period 2015-12-31
ARGOS THERAPEUTICS INC
filed 2016-03-30
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $65.0 million based upon the closing price for shares of the registrant’s common stock of $6.85 as reported by the NASDAQ Global Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.

As of March 23, 2016, there were 25,330,229 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the progress and timing of our development and commercialization activities;

•	the timing and conduct of our ongoing Phase 3 clinical trial of AGS-003 for the treatment of metastatic renal cell carcinoma, or mRCC, and the ongoing and planned investigator-initiated Phase 2 clinical trials of AGS-003, including the timing of the initiation, enrollment and completion of the trials and the availability of data from the trials;

•	the timing and conduct of the ongoing investigator-initiated Phase 2 clinical trial of AGS-004 for HIV eradication and the planned investigator-initiated Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients, including the timing of the initiation, enrollment and the completion of the trials and the availability of data from the trials;

•	our ability to obtain U.S. and foreign marketing approval for AGS-003 for the treatment of mRCC and for AGS-004 for the treatment of HIV, and the ability of these product candidates to meet existing or future regulatory standards;

•	the potential benefits of our Arcelis platform and our Arcelis-based product candidates;

•	our ability to build out and equip a North American commercial manufacturing facility and supply on a commercial scale our Arcelis-based products or, alternatively, to enter into a contract manufacturing arrangement to supply on a commercial scale our Arcelis-based products;

•	our intellectual property position and strategy;

•	our expectations related to the sufficiency of our cash, cash equivalents and short-term investments;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidates;

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

PART I

Item 1. Business

We are an immuno-oncology company focused on the development and commercialization of truly individualized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary technology platform called Arcelis.

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of AGS-003 plus sunitinib or another targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013, dosed the first patient in May 2013 and completed enrollment of the trial in July 2015. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017. The independent data monitoring committee for the ADAPT trial has twice recommended the continuation of the ADAPT trial based on results of its data analyses for safety and futility. We expect the independent data monitoring committee to meet again in June 2016 and approximately six months later in 2016 to conduct additional data analyses. We are also supporting investigator-initiated Phase 2 trials in patients with early stage RCC and non-small cell lung cancer and plan to support investigator-initiated trials of AGS-003 in mRCC and bladder cancer.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. We are currently supporting an ongoing investigator-initiated Phase 2 clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and plan to support a second investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients.

Our Arcelis Platform

Our proprietary Arcelis technology platform utilizes biological components from a patient’s own cancer cells or virus to generate truly individualized immunotherapies. These immunotherapies employ specialized white blood cells called dendritic cells to activate an immune response specific to the patient’s own disease. Arcelis is based on the work of Dr. Ralph Steinman, winner of the 2011 Nobel Prize in medicine for the discovery of the role of dendritic cells in the immune system. We believe our Arcelis-based immunotherapies are applicable to a wide range of cancers and infectious diseases and have the following attributes that we consider critical to a successful immunotherapy:

•	target a patient’s disease-specific antigens, including mutated antigens, or neoantigens, to elicit a potent immune response that is specific to the patient’s own disease;

•	overcome the immune suppression that exists in cancer and infectious disease patients;

•	induce memory T-cells, a specialized type of immune cell that is known to correlate with improved clinical outcomes for cancer and HIV patients;

•	have minimal toxicity; and

•	can be produced using a centralized manufacturing process at a cost that will be comparable to biologics.

We believe that our immunotherapies combine the advantages of other approaches to immunotherapy, including antigen-based approaches and pathway-based approaches such as checkpoint inhibition, while addressing limitations that they present.

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC	•	Ongoing ADAPT trial; enrollment completed in July 2015; final data expected in the first half of 2017

		•	Investigator-initiated Phase 2 clinical trial, in combination with a PD-1 inhibitor, expected to begin in the second half of 2016

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated Phase 2 clinical trial; initial data expected in fourth quarter of 2016

	Advanced solid tumors	•	Ongoing investigator-initiated Phase 2 clinical trial in non-small cell lung cancer initiated in the first quarter of 2016

		•	Investigator-initiated Phase 2 clinical trial in muscle invasive bladder cancer expected to begin in mid-2016

AGS-004	HIV	•	Ongoing second stage of investigator-initiated Phase 2 clinical trial for HIV eradication

		•	Investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients expected to begin in 2017

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., or Pharmstandard, rights to AGS-003 for the treatment of mRCC, in South Korea, which we exclusively licensed to Green Cross Corp., or Green Cross, and rights to AGS-003 in China, Hong Kong, Taiwan and Macau, which we exclusively licensed to Lummy (Hong Kong) Co. Ltd., or Lummy HK. We have granted to MEDcell Co., Ltd., a wholly-owned subsidiary of Medinet Co. Ltd., hereinafter referred to together as “Medinet,” an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. We do not expect Medinet to exercise this option before its expiration on March 31, 2016.

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting the ADAPT trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 127 clinical sites in North America, Europe and Israel. Under the trial protocol, these patients were randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017.

In addition, in mRCC we plan to support an investigator-initiated clinical trial of AGS-003 in combination with a PD-1 inhibitor that we expect will begin in the second half of 2016.

We are also supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to nephrectomy. This trial was open for enrollment in late 2014 and 4 patients were enrolled as of March 15, 2016. We expect that a total of 10 patients will be enrolled in this trial.

We believe that AGS-003 may be capable of treating a wide range of cancers and are planning to evaluate AGS-003 in clinical trials in additional cancer indications. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-003 in patients with non-small cell lung cancer, or NSCLC, that was initiated in the first quarter of 2016. In the trial, the safety, efficacy and immunologic effects of AGS-003 when combined with platinum-based chemotherapy and radiation will be evaluated in approximately 20 stage 3 NSCLC patients. In the trial, AGS-003 will be administered either concurrently with chemotherapy and with or without radiation or sequentially with chemotherapy and with or without radiation, according to the patient’s assigned treatment arm. The rationale for this trial is two-fold. First, NSCLC is a tumor type reported to have a high number of mutated targets for the immune system, which could make it more susceptible to AGS-003’s mechanism of action. Secondly, platinum-based chemotherapy has immunomodulatory effects by downregulating immunosuppressive regulatory T cells which may lead to an additive or synergistic effect with AGS-003. We also plan to support an additional investigator-initiated Phase 2 clinical trial of AGS-003 in muscle invasive bladder cancer, which we expect may begin in mid-2016. The trial has two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of AGS-003. In the treatment phase, AGS-003 will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy. Booster doses of AGS-003 will continue after tumor resection. As with the neoadjuvant renal cancer trial, we have the unique opportunity to observe any meaningful impact of AGS-003 on the immune response in the peripheral blood and immune responses infiltrating the primary tumor.

AGS-004

We are developing AGS-004 for the treatment of HIV and are focusing this program on the use of AGS-004 in combination with other therapies for the eradication of HIV. We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. The current standard of care, antiretroviral drug therapy, or ART, can reduce levels of HIV in a patient’s blood, increase the patient’s life expectancy and improve the patient’s quality of life. However, ART cannot eliminate the virus, which persists in latently infected cells, remains undetectable by the immune system and can recur. In addition, ART requires daily, life-long treatment and can have significant side effects.

We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in up to 12 adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for the eradication of HIV at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial has been completed and was designed to study immune response kinetics to AGS-004 in patients on continuous ART. These data were used to better define the optimal dosing strategy in combination with a latency reversing therapy in the ongoing Stage 2. We expect that some patients in Stage 1 will rollover into Stage 2, which is studying AGS-004 in combination with one of the latency reversing drugs. The patient clinical costs for the first stage of this trial were funded by Collaboratory of AIDS Researchers for Eradication, or CARE. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial.

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, we plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing. Assuming the supportive data and the necessary approvals are obtained, we expect this trial to initiate in 2017.

Strategy

Our goal is to become a leading biopharmaceutical company focused on discovering, developing and commercializing truly individualized immunotherapies for the treatment of a wide range of cancers. Key elements of our strategy are:

•	complete clinical development and seek marketing approvals of AGS-003 for the treatment of mRCC;

•	expand clinical development of AGS-003 in other cancers, including early stage RCC and advanced solid tumors;

•	commercialize AGS-003 in North America independently and with third parties outside North America;

•	build out and equip a North American commercial manufacturing facility to manufacture and supply on a commercial scale our Arcelis-based products or, alternatively, enter into a contract manufacturing arrangement with a third party to manufacture and supply on a commercial scale our Arcelis-based products;

•	continue clinical development of AGS-004 for the treatment of HIV, potentially through government funding or other third party funding, and collaborate with third parties for commercialization on a worldwide basis; and

•	pursue expansion of our broad intellectual property protection for our Arcelis technology platform, product candidates and proprietary manufacturing processes through U.S. and international patent filings and maintenance of trade secret confidentiality.

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

Pathway-Based Approaches

Immunotherapies that rely on the pathway approach are designed to overcome immunosuppression in patients by blocking signaling pathways that prevent T-cell activation and function. The class of monoclonal antibody-based immunotherapies known as checkpoint inhibitors are being developed on the basis of this approach. For example, Bristol-Myers Squibb’s immunotherapy Yervoy (ipilimumab), an FDA-approved treatment for patients with unresectable or metastatic melanoma, is designed to act by blocking the function of a protein expressed in activated T-cells called CTLA4, which acts as a T-cell “off” switch. By blocking the function of CTLA4, the patient’s T-cells can become activated, resulting in an immune response against tumors. Another pathway that immunotherapies are being developed to address is the PD-1/PD-L1 pathway. In this pathway, activated T-cells expressing the protein PD-1 are disabled when binding occurs between PD-1 and its ligand, PD-L1, which is expressed on tumor cells. Immunotherapies are being developed to interrupt this pathway by binding to the PD-1 protein or the PD-L1 ligand to prevent them from binding with each other. Two of these anti-PD-1 checkpoint inhibitors were recently approved by FDA: Merck’s Keytruda for NSCLC and advanced melanoma and Bristol-Myers Squibb’s Opdivo for NSCLC, advanced melanoma and mRCC. Immunotherapies that use a pathway approach have demonstrated the ability to effectively overcome immunosuppression and enable T-cells to function against tumor cells and potentially virus-infected cells. . However, pathway-based immunotherapies are limited because they act systemically to enable T-cells to function and do not specifically target a patient’s tumor or the associated antigens. This lack of specificity can negatively impact healthy tissue and generate unwanted toxicity.

Designing Immunotherapies Using Our Arcelis Platform

We believe that our proprietary Arcelis platform enables us to produce truly individualized immunotherapies that combine the advantages of the antigen-based and pathway-based approaches to immunotherapy while addressing the limitations and disadvantages of these approaches. We have designed our Arcelis platform to create product candidates which have attributes that we believe are critical to a successful immunotherapy:

•	Target disease-specific antigens, including mutated antigens. The immunotherapy should target antigens, including unique mutated antigens, associated with the patient’s disease. We believe that immunotherapies that target only non-mutated, or normal, tumor-associated antigens will be limited in terms of efficacy as non-mutated antigens are generally poor at stimulating immune responses. Our Arcelis platform uses messenger RNA, or mRNA, from the patient’s own cancer or virus to yield a truly individualized immunotherapy that contains the patient’s disease-specific antigens, including mutated antigens, and is designed to elicit a potent immune response specific to the patient’s own disease.

•	Overcome disease-induced immune suppression. The immunotherapy must be able to generate an effective immune response in patients whose immune systems are compromised by their disease. Both tumors and HIV are known to impair the functionality of CD4+ T helper cells, which aid their escape from CD8+ T-cell attack. Our Arcelis-based immunotherapies do not require CD4+ helper T-cells to mount an immune response with effective anti-tumor or anti- viral activity as we add the protein known as CD40 ligand, or CD40L, to provide the signaling that the CD4+ helper T-cells would otherwise provide.

•	Induce memory T-cells. The immunotherapy should be able to induce specific T-cells, such as CD8+CD28+ memory T-cells, which are known to correlate with improved clinical outcomes for cancer and HIV patients. These memory T-cells are long lived and necessary for a durable immune response. Our Arcelis process produces dendritic cells that secrete IL-12, which is necessary to induce and expand patient-specific CD8+CD28+ memory T-cells. These memory T-cells are able to seek out and kill cancer or virus-infected cells that express the antigens identical to those displayed on the surface of the dendritic cells. In addition, because these newly generated memory T-cells do not express PD-1, they are not subject to inhibition by the PD-1/PD-L1 pathway.

•	Have minimal toxicity. The immunotherapy should have minimal toxicity, which would potentially enable it to be combined with other therapies for cancer and infectious diseases. The mechanism of action of Arcelis-based products induces patient- and disease-specific memory T-cells. This target customization and specificity is less likely to impact healthy tissue and cause toxicity. Our Arcelis-based product candidates have been well tolerated in clinical trials in more than 375 patients with no serious adverse events attributed to our immunotherapies.

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

At our centralized manufacturing facility. The tumor cells or the blood sample and the leukapheresis product are shipped to our centralized manufacturing facility following collection at the clinical site. After receipt of these components at our facility, we take the following steps:

•	We isolate the patient’s disease mRNA, which carries the genetic information to recreate the patient’s disease antigens, from the disease sample and amplify the mRNA so that only a small disease sample is required to manufacture the immunotherapy.

•	Separately, we extract the monocytes from the leukapheresis product and culture them using a proprietary process to produce matured dendritic cells.

•	We then combine the matured dendritic cells with a solution of the patient’s isolated mRNA and a proprietary synthetic CD40L RNA. We apply a brief electric pulse to the solution in a process referred to as electroporation, which enables the patient’s mRNA and the CD40L RNA to pass into, or load, the dendritic cells. The dendritic cells process the CD40L RNA into CD40L protein, enabling the dendritic cells to secrete IL-12, a cytokine required to induce and expand CD8+CD28+ memory T-cells.

•

We then further culture the mRNA-loaded dendritic cells so that these cells allow for antigen expression from the patient’s mRNA and presentation in the form of peptides on the surface of the dendritic cells. These mature, loaded dendritic cells are formulated using the patient’s plasma that was collected during the leukapheresis to become the Arcelis-based product. Typically, several years of doses are produced for each patient.

•	After verifying the quality of the product, we vial, cryogenically freeze and then ship individual patient doses to the clinic, where each is thawed and administered by intradermal injection.

Patient treatment. Upon injection into the skin of the patient, the mature, loaded dendritic cells migrate to the lymph nodes near the site of the injection. It is at these lymph nodes that the dendritic cells come into contact with T-cells. This interaction with the loaded dendritic cells is intended to cause a measurable increase in patient- and disease-specific memory T-cells.

We believe that our Arcelis platform allows us to create truly individualized immunotherapies capable of treating a wide range of cancers and infectious diseases using a manufacturing process that we expect will be at a cost that is comparable to other biologics. Specifically, our Arcelis platform typically allows us to:

•	produce several years of customized therapy for a patient from a small disease sample and a single leukapheresis from that patient;

•	produce additional years of therapy for a patient at a later date without requiring an additional disease sample from the patient;

•	use a centralized manufacturing facility for North America, which is possible because our Arcelis process can utilize monocytes obtained through leukapheresis within four days of the procedure, and doses of our immunotherapies can be shipped frozen in a cryoshipper that can maintain the target temperature for at least ten days;

•	cryopreserve the multiple doses generated from the single manufacturing process for each patient in a direct injectable formulation that allows the doses to remain stable and usable for up to five years; and

•	produce immunotherapies that can be administered by intradermal injection in an outpatient procedure.

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

We are currently conducting the ADAPT trial of AGS-003 plus sunitinib / targeted therapy compared to sunitinib/targeted therapy monotherapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In July 2015 we completed enrollment in the trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017. The independent data monitoring committee for the ADAPT trial has twice recommended the continuation of the ADAPT trial based on results of its data analyses for safety and futility. We expect the independent data monitoring committee to conduct additional data analyses of the trial in June 2016 and approximately six months later in 2016.

We are supporting investigator-initiated Phase 2 clinical trials designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to nephrectomy and in patients with NSCLC and plan to support investigator-initiated Phase 2 clinical trials of AGS-003 in mRCC and muscle invasive bladder cancer.

Renal Cell Carcinoma

RCC is the most common type of kidney cancer. The American Cancer Society, or ACS estimates that there will be approximately 63,000 new cases of kidney cancer and approximately 14,000 deaths from this disease in the United States in 2016. The National Comprehensive Cancer Network, or NCCN estimates that 90% of kidney cancer cases are RCC. For patients with RCC that had metastasized by the time RCC was first diagnosed, a condition referred to as newly diagnosed mRCC, the five-year survival rate has historically been approximately 12%.

ACS statistics indicate that approximately 25% of newly diagnosed RCC patients present with mRCC annually in the United States. Additional patients who were initially diagnosed with earlier stage RCC may also progress to mRCC as these patients suffer relapses. The NCCN estimates between 20% to 30% of patients with early stage RCC will relapse within three years of surgical excision of the primary tumor. Although the National Cancer Institute, or NCI does not provide prevalence of RCC by stage, based on the NCCN’s three-year relapse rate, we estimate that there may be up to an additional 10,000 to 15,000 cases of mRCC identified annually in the United States. Combining newly diagnosed mRCC patients with patients who relapse, we estimate that there may be between 20,000 to 25,000 new cases of mRCC in the United States each year. We estimate, based on publicly available information, including 2013 quarterly and annual reports of companies that market targeted therapies approved for mRCC, that the current worldwide mRCC market for these targeted therapies exceeds $2 billion.

Physicians generally diagnose mRCC by examining a tumor biopsy under a microscope. Upon evaluation of the visual appearance of the tumor cells, a pathologist will classify the mRCC into clear cell or non-clear cell types. According to the NCCN, approximately 80% of all RCC diagnoses are clear cell RCC. Because clear cell types are the most common type of tumor cell, most of the more recently approved therapies for mRCC have limited their clinical trials to patients with the clear cell type of tumor cell. However, the FDA has not limited the approval of these therapies to clear cell types of mRCC, so they may be used for both clear cell and non-clear cell types.

mRCC Patient Classification

Upon diagnosis, the prognosis for patients with mRCC is classified into three overall disease risk profiles — favorable, intermediate and poor — using objective prognostic risk factors. These risk factors were originally developed by researchers at Memorial Sloane Kettering Cancer Center and subsequently revised by Dr. Daniel Heng from the University of Calgary’s Baker Cancer Center and contributors from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium based on clinical data from patients treated with sunitinib and other targeted therapies. These risk factors, which we refer to as the Heng risk factors, have been correlated to adverse overall survival in mRCC and include:

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

Patients exhibiting zero risk factors at the time of treatment are included in the favorable risk group; patients exhibiting one or two risk factors are included in the intermediate risk group; and patients exhibiting three or more risk factors are included in the poor risk group. Even when treated with standard of care therapies such as sunitinib, patients in the intermediate risk group have an expected survival of less than two years, and patients in the poor risk group have an expected survival of less than one year. In January 2013, Dr. Heng published in Lancet Oncology the following data from the Consortium database regarding overall survival of mRCC patients in these three risk groups treated with sunitinib and other targeted therapies:

•	in 157 favorable risk patients, the median overall survival was 43.2 months;

•	in 440 intermediate risk patients, the median overall survival was 22.5 months; and

•	in 252 poor risk patients, the median overall survival was 7.8 months.

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

Historically, mRCC has been treated with non-specific, cytokine-based immunotherapies such as interferona and IL-2, which have demonstrated a clinical benefit in a small number of mRCC patients. However, these therapies lack specificity and have been demonstrated to have severe toxicities, which can lead to cardiopulmonary, neuropsychiatric, dermatologic, renal, hepatic and hematologic side effects and limits their use. For example, although high-dose IL-2 is the only therapy to have demonstrated durable complete mRCC remissions, its toxicity restricts its use to a small minority of patients and for a short duration.

Several targeted therapies, such as Sutent (sunitinib), Votrient (pazopanib), Torisel (temsirolimus), Nexavar (sorafenib), Avastin (bevacizumab) plus interferon-a, Afinitor (everolimus) and Inlyta (axitinib), are approved for the treatment of mRCC. While most of these targeted therapies have been evaluated in first-line treatment of mRCC, Sutent demonstrated a higher rate of progression free survival and overall survival in its pivotal Phase 3 clinical trial than that shown by the other targeted therapies in their pivotal Phase 3 clinical trials. According to an independent market research survey conducted during the second half of 2014 of 87 US-based medical oncologists and new prescription data (IMS), Sutent is still the first-line drug of choice for approximately half of newly treated advanced RCC patients. In addition, the data showed that the use of Votrient has been increasing as initial therapy for advanced RCC.

Although most of these targeted therapies have demonstrated prolonged progression free survival as compared to interferon-a, they are rarely associated with durable remissions or enhanced long-term survival, particularly in patients who are classified as intermediate or poor risk at the time of treatment. In addition, each of these targeted therapies has shortcomings that limit their use in the treatment of mRCC, including significant toxicities, such as neutropenia and other hematologic toxicities, fatigue, diarrhea, hand-foot syndrome, hypertension and other cardiovascular effects. The overlapping and combined toxicities of the targeted therapies have prevented their use in combination therapies. For instance, researchers conducting a Phase 1 clinical trial of the combination of sunitinib and temsirolimus discontinued the trial due to toxicities. We believe that the inability to date to combine these therapies without additive toxicity and the absence of durable remissions and prolonged survival in patients with intermediate and poor risk disease indicates there is an unmet need for novel therapeutic approaches for mRCC that can improve efficacy without adding any appreciable toxicity.

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

Development Status

We are conducting an ongoing pivotal Phase 3 clinical trial of AGS-003. We have previously conducted three clinical trials of AGS-003 and its predecessor product, including a Phase 2 trial and 2 Phase 1 trials. To date, we have administered AGS-003 to over 300 patients in these trials. We submitted to the FDA an investigational new drug application, or IND, for AGS-003 in March 2003.

Pivotal Phase 3 Combination Therapy Clinical Trial. We are currently conducting a pivotal Phase 3 clinical trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013, dosed the first patient in May 2013 and completed enrollment of the trial in July 2015. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017.

We have designed this trial to be a randomized, multicenter, open label trial of AGS-003 in combination with sunitinib / targeted therapy compared to sunitinib / targeted therapy monotherapy. We enrolled 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 127 clinical sites in North America, Europe and Israel. Under the trial protocol, these patients were randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted monotherapy control arm on a two-to-one basis. The independent data monitoring committee for the ADAPT trial twice has recommended the continuation of the ADAPT trial based on results of its interim data analyses for safety and futility. We expect the independent data monitoring committee to conduct additional data analyses in June 2016 and approximately six months later in 2016.

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

Our design for this trial requires adult patients who have been newly diagnosed with mRCC with primary tumor intact and metastatic disease following nephrectomy, who have predominantly clear cell RCC based upon the tumor collected at nephrectomy and who have not received any prior therapies for RCC. Participating patients must be suitable candidates for sunitinib therapy and possess poor risk or intermediate risk disease at presentation, with the less than one year to treatment risk factor and not more than four Heng risk factors in total. As part of the trial design, the two arms of the trial are balanced based upon known prognostic risk factors. Patients are stratified by number of risk factors (1, 2, 3 or 4) as well as whether they had measurable versus non-measurable metastatic disease following nephrectomy. The patient population in the pivotal Phase 3 clinical trial is generally comparable to the patient population treated in our Phase 2 combination therapy clinical trial. Approximately 73% of the patients enrolled in the trial are intermediate risk patients (1-2 risk factors) and 27% are poor risk (3-4 risk factors).

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

•	We plan to support an investigator-initiated Phase 2 clinical trial of AGS-003 in combination with a PD-1 inhibitor in mRCC that is expected to begin in the second half of 2016.
•	We are supporting an investigator-initiated Phase 2 clinical trial designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to nephrectomy. This trial was opened for enrollment of patients in late 2014. Four patients have been enrolled in the trial as of March 15, 2016. We expect that a total of 10 patients will be enrolled in this trial and that initial data will be available in the fourth quarter of 2016.
•	We are supporting an investigator-initiated Phase 2 clinical trial of AGS-003 in NSCLC that was initiated in the first quarter of 2016. In the trial, the safety, efficacy and immunologic effects of AGS-003 when combined with platinum-based chemotherapy and radiation will be evaluated in approximately 20 stage 3 NSCLC patients.
•	We also plan to support an additional investigator-initiated Phase 2 clinical trial of AGS-003 in muscle invasive bladder cancer, which we expect may begin in mid-2016.

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

Outcome	(N=21)
Median OS (1)	30.2 months
Median PFS (2)	11.2 months
Complete response (3)	0 patients
Partial response (4)	9 patients
Stable disease (5)	4 patients
Immune response	CD8+ CD28+ memory T-cells correlated with OS, PFS and reduced metastatic tumor burden; IL-2 and interferon- g (IFN- g ) recovery

_________________

(1)	Overall survival, or OS, is the length of time from the initiation of treatment to the patient’s death.
(2)	Progression free survival, or PFS, is the length of time from treatment initiation to the worsening of the patient’s disease or the patient’s death.
(3)	Complete response is the disappearance of all measurable target lesions and non-target lesions.
(4)	Partial response is the overall tumor regression based on a decrease of at least 30% in the overall amount of measurable tumor mass in the body and improvement or no change in non-target lesions.
(5)	Stable disease is neither sufficient decrease in tumor size to qualify as a partial response nor sufficient increase in tumor size to qualify as disease progression.

Particular observations from these data and the trial, which have informed our further clinical development of AGS-003, include:

Efficacy Analysis

•

Seven patients survived for more than 4.5 years following enrollment in this trial. Two of these patients remained alive as of December 31, 2015 and both have had a sustained clinical response spanning nearly seven years and remain on AGS-003 in combination with continued targeted therapy.

•	Five poor risk patients did not receive five doses of AGS-003 due to early disease progression. Median overall survival in the 16 patients who received at least five doses of AGS-003 was 36.0 months.

•	Median overall survival in the 11 intermediate risk patients was 61.9 months. Median overall survival in the 10 poor risk patients was 9.1 months.

•	The following graphic shows data and follow-up as of December 31, 2015, the number of months that each patient in the Phase 2 clinical trial survived from the time of enrollment in the trial.

•	Of the nine patients who exhibited a partial response, four patients exhibited partial responses during the 24-week induction phase, including two patients who exhibited partial responses prior to initiation of treatment with AGS-003. The other three patients exhibited partial responses after prolonged dosing with AGS-003 during the booster phase. We do not believe that these late occurring partial responses have been observed in clinical trials of sunitinib alone. As a result, we believe that these late responses may relate to the immunologic effects of prolonged AGS-003 dosing and AGS-003’s effect on CD8+ CD28+ memory T-cells.

•	We observed a statistically significant correlation between increased progression free survival and prolonged survival (p<0.001). Statistical significance is determined by methods that establish the p-value of the results. Typically, results are considered statistically significant if they have a p-value of 0.05 or less, meaning that there is less than a one-in-20 likelihood that the observed results occurred by chance.

Immune Response Analysis

•	In the 14 patients in the trial who received at least five doses of AGS-003 and could be evaluated for memory T-cell response, we observed a statistically significant correlation between the increase in the number of CD8+ CD28+ memory T-cells over the initial five doses of AGS-003 and survival (p<0.002), progression free survival (p<0.031) and reduced metastatic tumor burden (p<0.045). We presented at the 2013 Annual Meeting of ASCO, Genitourinary Cancers Symposium results, as of May 14, 2012, showing the correlation with survival. The following graphics show, for each of these 14 patients, the increase in their tumor-specific memory T-cells that they exhibited as measured immediately prior to their first dose of AGS-003 and immediately following the patient’s fifth dose of AGS-003, or the absence of such increase, as compared to such patient’s survival.

Phase 2 Combination Therapy Clinical Trial of AGS-003:

Correlation of Immune Response and Overall Survival

•	AGS-003 was found to have positive impact on immune cell function and restoration of cellular immunity in a majority of patients, including an increase in levels of IL-2 and IFN- g .

Safety

•	The adverse events in this trial associated with AGS-003 were generally only mild injection site reactions, while the toxicities associated with sunitinib were consistent with those expected from treatment with sunitinib alone.

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

Using the overall survival data from the Consortium database presented in June 2013 and published in April 2014, a summary comparison of this data with our Phase 2 clinical trial of AGS-003 in combination with sunitinib is set forth in the graphic below. This graphic compares the median overall survival data from the Consortium intermediate and poor risk patients with the less than one year to treatment risk factor with the median overall survival data from the 21 patients in our Phase 2 clinical trial of AGS-003 in combination with sunitinib, all of whom had the less than one year to treatment risk factor. A majority of the Consortium patients and the patients in our Phase 2 clinical trial had one or more additional risk factors.

Progression free survival for intermediate and poor risk patients in the Consortium database with the less than one year to treatment risk factor was 5.6 months, as compared to the 11.2 months of median progression free survival that we observed in the 21 patients in our Phase 2 clinical trial of AGS-003 in combination with sunitinib.

Although we believe comparisons between our data and these collections of data are useful in evaluating the overall results of our Phase 2 clinical trial, the treatment of the Consortium patients was conducted at different sites, at different times and in different patient populations than the treatment in our Phase 2 combination therapy trial. The treatment also differed because certain of the Consortium patients received therapies other than sunitinib as first-line treatment. All of the patients in our Phase 2 clinical trial received sunitinib as first-line treatment. Our ongoing pivotal Phase 3 combination therapy clinical trial of AGS-003 is the first trial that we have conducted that directly compares AGS-003 and sunitinib or other targeted therapies as a combination therapy against sunitinib as monotherapy. Results of this head-to-head comparison in our phase 3 ADAPT trial may differ significantly from the comparisons presented above and elsewhere in this Annual Report on Form 10-K.

AGS-004 for the Treatment of Human Immunodeficiency Virus

We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed three clinical trials of AGS-004. These include Phase 1 and Phase 2 clinical trials that were funded by government grants and a Phase 2b trial that was funded in full by the NIH.

Based on the clinical data that we have generated to date, we have determined to focus our development program on the use of AGS-004 in combination with other therapies to achieve complete virus eradication and the use of AGS-004 monotherapy to provide long-term control of HIV viral load in immunologically healthy patients and eliminate their need for ART.

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

Description and Development Status

AGS-004 is a truly individualized immunotherapy based on our Arcelis platform. It is produced by electroporating dendritic cells with mRNA encoding for patient-specific HIV antigens that have been derived from a patient’s virus-infected blood and with RNA that encodes the CD40L protein. The process for producing AGS-004 is the same process as is used to produce AGS-003, with the one key difference being that AGS-003 contains all of the antigens from a patient’s tumor cells while AGS-004 contains potentially all variants unique to each individual patient of four selected HIV antigens (Gag, Nef, Vpr and Rev). We designed AGS-004 to include these antigens because immunity to them has been observed in long-term non-progressors and elite controllers, two groups of rare patients able to control virus replication without ART. Because no two patients share identical HIV antigen sequences and there are a large number of mutated variants of HIV existing in each infected patient, by using mRNA that is specific to the patient’s virus and that captures potentially all of the unique patient-specific variants of each antigen, we believe our immunotherapy maximizes the relevance of the immune responses induced in each patient.

We have conducted three clinical trials of AGS-004, which include:

•	a phase 2b clinical trial of AGS-004;
•	a phase 2a clinical trial of AGS-004; and
•	a phase 1 clinical trial of AGS-004.

We submitted to the FDA an IND for AGS-004 in August 2008.

We are focusing our development program for AGS-004 on the use of AGS-004 in combination with latency reversing therapies to achieve complete virus eradication. Latently infected cells differ from other infected cells in that the HIV genome is permanently integrated into the chromosomal DNA of the latently infected cells. These latently infected cells persist long-term and constitute the HIV latent reservoir, which serves as a source for low level virus replication and viral rebound in the absence of antiretroviral therapy. As a result, demonstration that latently infected cells can be targeted by immune responses induced by AGS-004 is essential to our development strategy pertaining to virus eradication.

Adult Eradication Trial. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in adult HIV patients who are being treated with ART to evaluate the use of AGS-004 to eradicate the virus. The trial is being conducted by co-investigator Dr. David Margolis, Professor of Medicine at the University of North Carolina. Dr. Margolis is the leader of the Collaboratory of AIDS Researchers for Eradication, or CARE, and has been a pioneer in the research of HIV latent reservoir reversing treatments. The trial is being conducted in two stages. In the first stage, HIV-infected patients received AGS-004 while remaining on ART and the kinetics of the anti-HIV CD8+ CD28+ memory T-cell responses were evaluated. In the second stage, which Dr. Margolis initiated in the first quarter of 2016, the use of AGS-004 in combination with the latency reversing drug Vorinostat will be evaluated. CARE funded all patient clinical costs for the first stage of this Phase 2 clinical trial, except for the associated manufacturing costs for which we were responsible. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial.

Planned Pediatric Functional Cure Trial. We believe that a patient population that could benefit from AGS-004 monotherapy consists of 14+ year old, HIV-infected individuals who have been treated with ART since birth or shortly thereafter. These individuals are characterized by having very small HIV latent reservoirs and otherwise healthy immune systems, while lacking antiviral CD8+ CD28+ memory T-cell responses. We believe that successfully inducing antiviral CD8+ CD28+ memory T-cell responses in these patients could allow for long-term viral load control and eliminate the need for life-long antiretroviral therapy. We plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 in pediatric HIV patients to evaluate the use of AGS-004 monotherapy to allow for long-term control of viral load and eliminate the need for ART. We are currently developing the clinical protocol for this trial to immunize pediatric HIV patients who were infected at birth and treated with antiretroviral therapy at or near birth. We are developing this clinical protocol in collaboration with Drs. Katherine Luzuriaga, University of Massachusetts, and Deborah Persaud, John Hopkins Medical Center, both specializing in pediatric virology. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing. Assuming the supportive data and the necessary approvals are obtained, we expect this trial to initiate in 2017.

Phase 2b Clinical Trial. In January 2015, we completed a randomized, placebo controlled, double blind Phase 2b clinical trial of AGS-004 in chronically infected patients on ART that we initiated in July 2010. We designed this trial to confirm the data obtained in an earlier Phase 2a clinical trial in which AGS-004 led to a reduction in virus replication. We initially planned to enroll 42 chronically infected patients in the Phase 2b trial at nine clinical sites in the United States and Canada with the intent to generate 36 events for the primary endpoint analysis. However, due to a higher than anticipated dropout rate by patients who were unable to complete the full 12 week treatment interruption period provided for by the trial, we needed to enroll 53 patients in the trial to generate 36 events for the primary endpoint analysis. These patients were randomized between AGS-004 treatment and a placebo control on a two-to-one basis.

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

In September 2011, we added to the trial a single arm, open-label, unblinded cohort of up to 12 patients with acute HIV-1 infection and undetectable viral loads as a result of treatment with ART. We evaluated AGS-004 in this patient population to assess AGS-004 in patients who initiated ART during the acute phase of infection and as a result may have sustained less immune damage. Patients in this cohort were dosed in the same manner as patients in the chronically infected arm of the clinical trial. However, in this cohort, patients had to demonstrate a positive CD8+ CD28+ anti-HIV memory T-cell response in order to become eligible to enter the 12 week treatment interruption period. The primary endpoints for this cohort included the time to detectable viral load during the ART interruption period and comparison of changes in CD4+ T-cell counts during the ART interruption period between the acute cohort and the chronic cohort. Six patients were enrolled in this cohort. All six patients demonstrated a positive CD8+ CD28+ memory T-cell response and initiated treatment interruption. For the five of six patients that re-initiated ART after treatment interruption, there were no significant declines in CD4+ T cells between the interruption date and the re-initiation date. All six patients experienced viral rebound during treatment interruption with the times to detectable viral load ranging from two to eight weeks and the duration of treatment interruption for those patients who reinitiated ART ranged from approximately one month to approximately nine months. In addition, three of six patients had a decrease in circulating CD4+ T cells containing HIV DNA of 25%, 47% and 63%, respectively, when measured after three doses of AGS-004 while on ART.

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

NIH and NIAID Contract. Our development of AGS-004 has received significant funding from the U.S. federal government. In September 2006, we entered into a multi-year research contract with the NIH and the National Institute of Allergy and Infectious Diseases, or NIAID, to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We are using funds from this contract to develop AGS-004. Under this contract, as it has been amended, the NIH and the NIAID have committed to fund up to $39.8 million, including reimbursement of our direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. We have recorded total revenue of $37.1 million through December 31, 2015 under the NIH agreement. As of December 31, 2015, there was up to $2.7 million of potential revenue remaining to be earned under the agreement. This commitment extends until July 2016.

We have agreed to a statement of work under the contract, and are obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work. In accordance with the laws applicable to government intellectual property rights under federal contracts, we have a right under our contract with the NIH to elect to retain title to inventions conceived or first reduced to practice under the NIH and NIAID contract, subject to the right of the U.S. government to a royalty-free license to practice or have practiced for or on behalf of the United States the subject invention throughout the world. The government also has special statutory “march-in” rights to license or to require us to license such inventions to third parties under limited circumstances. In addition, we may not grant to any person the exclusive right to use or sell any such inventions in the United States unless such person agrees that any products embodying the subject invention or produced through the use of the subject invention will be manufactured substantially in the United States.

Manufacturing

We currently manufacture our Arcelis-based products, AGS-003 and AGS-004, for use in our clinical trials of those product candidates at our facility in Durham, North Carolina. Our facility includes manufacturing suites for the production of products using our Arcelis technology platform. We have designed these suites to comply with the FDA’s current good manufacturing practice, or cGMP, requirements. We have manufactured the product for our development and clinical trial activities associated with AGS-003 and AGS-004 to date, and are manufacturing the product for the ADAPT trial using our current processes at our current facility.

In August 2014, in connection with our plan to build out and equip a commercial manufacturing facility, we entered into a lease agreement with the developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed in Durham County, North Carolina. This facility would house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. A portion of the build-out and equipping of the interior of the facility began in the second half of 2015.

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of December 31, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding beyond the $60 million that we may receive under the March 2016 securities purchase agreement to consummate the purchase of the property. If we purchase the property, upon the closing, the lease agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us.

Due to our limited resources and the costs and challenges of building and equipping a new facility, we are exploring alternative plans for the commercial supply of our products, including building out and equipping our current facility for commercial manufacture, leasing and equipping an existing manufacturing space that would be built out for commercial manufacture, and engaging a contract manufacturer to supply AGS-003 on a commercial scale on our behalf. We believe that building out and equipping our current facility would only be a temporary solution from a capacity standpoint and would only cover commercial manufacturing for a limited number of years.

We plan to initiate commercial manufacturing using our current manual manufacturing process and have decided to complete the development and implementation of our automated manufacturing process after commercial launch. Prior to implementing commercial manufacturing of AGS-003, we would be required to demonstrate that the commercial manufacturing facility is constructed and operated in accordance with current good manufacturing practice. We would also be required to show the comparability between AGS-003 that we produce using the manual processes in our current facility and AGS-003 produced using the manual process in the commercial manufacturing facility.

If we transition to automated manufacturing processes, we expect our automated manufacturing processes will be based on existing functioning prototypes of automated devices for the production of commercial quantities of our Arcelis-based product candidates. These devices can be used to perform substantially all steps required for the manufacture of our Arcelis-based product candidates.

We plan to use the automated equipment to perform Arcelis product processing in closed, single-use disposable containers. A patient’s disease sample would only be in contact with these single use disposable containers and not with any component of our manufacturing equipment. Because our equipment would never be in direct contact with patient material, we believe that the time required to prepare the equipment between batches would be minimal. We also believe that automated processing of material in disposable containers would reduce the complexity and size of the facility by reducing the amount of required labor.

We have granted exclusive manufacturing rights for AGS-003 to Pharmstandard in Russia and the other states comprising the Commonwealth of Independent States, to Green Cross in South Korea, to Medinet in Japan and to Lummy HK in China, Hong Kong, Taiwan and Macau. We have also agreed to enter into an agreement with Pharmstandard for the manufacture of AGS-003 in the European market.

Sales and Marketing

We hold exclusive commercial rights to all of our product candidates in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which are held by Pharmstandard, rights to AGS-003 for the treatment of mRCC in South Korea, which are held by Green Cross and rights to AGS-003 in China, Hong Kong, Taiwan and Macau, which are held by Lummy HK.. We have granted to Medinet an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. We do not expect Medinet to exercise this option before its expiration on March 31, 2016.

We currently intend to retain North American marketing rights for AGS-003 and any future oncology products that we may develop. To maximize the value of these rights, we would expect to build a commercial infrastructure for such products comprised of medical, marketing and sales teams, a customer service function to manage patient access and logistics partners associated with AGS-003 production and distribution. Our commercial infrastructure would also include personnel who manage reimbursement activities with third party payors, such as managed care organizations, group purchasing organizations, oncology group networks and government accounts. We plan to hire additional personnel to fill key positions in advance of the approval of AGS-003. We currently have limited commercial capabilities and few in-house personnel specializing in these functions. Outside North America, we plan to seek to enter into collaboration agreements with other pharmaceutical or biotechnology firms to commercialize AGS-003.

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

mRCC

Historically, mRCC was treated with chemotherapy, radiation and hormonal therapies, as well as cytokine-based therapies such as interferon-µ and IL-2. More recently, the FDA has approved several targeted therapies as monotherapies for mRCC, including Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib) and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation; Torisel (temsirolimus), marketed by Pfizer and most recently, Opdivo (nivolumab) for second-line RCC, marketed by Bristol-Myers Squibb. In addition, we estimate that there are numerous therapies for mRCC in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types and stages. A number of these are in late stage development. Opdivo (nivolumab) plus Yervoy (ipilimumab) in combination for first-line mRCC is being developed by Bristol-Myers Squibb and is currently being compared in a Phase 3 trial to sunitinib. Cometriq (cabozantinib) is being developed by Exelixis has recently reported positive results from its Phase 3 trial and is expected to receive FDA approval for second-line mRCC in 2016. In addition, if a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed first-line therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to AGS-003.

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

Patents

We own or exclusively license 16 U.S. patents and seven U.S. patent applications, as well as approximately 60 foreign counterparts, covering our Arcelis technology platform and Arcelis-based product candidates.

We use our Arcelis technology platform to generate truly individualized mRNA-loaded dendritic cell immunotherapies. As described above, the process of obtaining a disease sample and dendritic cells from a patient, using those materials to manufacture a truly individualized drug product and shipping the drug product to the clinical site for use in the treatment of the patient involves many important steps. These steps include:

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

We believe that all of the above aspects of our Arcelis technology platform are required to successfully and efficiently produce our Arcelis-based product candidates and are covered by a combination of our patents, patent applications, trade secrets and know-how. The U.S. patents expire between 2016 and 2029, and the U.S. patent applications, if issued, would expire between 2025 and 2029, the counterpart patents in Europe and Japan expire between 2017 and 2027, and the counterpart patent applications in Europe and Japan, if issued, would expire between 2025 and 2027. Included in these patents and patent applications are:

•	six U.S. patents that are collectively directed toward the composition of matter of Arcelis-based products (dendritic cells loaded with RNA from tumors or pathogens), methods of manufacture of these products and methods of using these products to treat tumors. Five of these U.S. patents encompass the AGS-003 composition of matter. Three of the six U.S. patents encompass the AGS-004 composition of matter. The U.S. patents expire in 2016. Two corresponding patents in Europe and two corresponding patents in Japan, expire in 2017.

•	four U.S. patents, one U.S. patent application and corresponding patent application in Europe and patent in Japan collectively directed towards an automated apparatus for the manipulation of nucleic acids in a closed container, components thereof and related methods of use. The U.S. and Japanese patents expire in 2027, and the patent applications in the United States and Europe, if issued, would expire in 2027.

•	one U.S. patent and corresponding European and Japanese patents collectively directed towards cryoconserved dendritic cells and related methods of manufacture. The U.S., European and Japanese patents expire in 2021.

•	two U.S. patents and two U.S. patent applications, two corresponding European patents, two corresponding Japanese patents and a corresponding patent application in Europe collectively directed towards methods of maturing dendritic cells and the composition of matter of dendritic cells that have undergone this maturation process. The U.S. patents expire in 2026 and the U.S. applications, if issued, would expire in 2025, the European patents expire in 2025 and 2027, the Japanese patents expire in 2025 and 2027 and the patent application in Europe, if issued, would expire in 2025.

•	one U.S. patent application, one U.S. reissue patent application and corresponding U.S patent submitted for reissue, and corresponding patent application in Europe and patent in Japan collectively directed towards methods of manufacture of dendritic cells from monocytes stored for more than six hours and up to four days without freezing and the composition of matter of dendritic cells that have been manufactured from these monocytes. The U.S. patent application, if issued, will expire in 2026, the U.S. reissue patent application, if issued, will expire in 2029, the Japanese patent will expire in 2026 and the patent application in Europe, if issued, would expire in 2026.

•	one U.S. patent and one U.S. patent application, one patent and one patent application in Europe and one patent in Japan are collectively directed towards the composition of matter of AGS-004 and related methods of manufacture. The U.S. patent expires in 2026. The U.S. patent application and the patent application in Europe, if issued, would expire in 2025. The European and Japanese patents will expire in 2025.

•	one U.S. patent and one U.S. patent application are directed towards the composition of matter and related methods of use of some of the primers that we use in the manufacture of AGS-004. The U.S. patent and U.S. patent application, if issued, will expire in 2028.

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

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of the process by which we manufacture or plan to automate manufacturing of our Arcelis-based drug product candidates are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We may terminate our agreement with Duke at any time upon three months’ written notice. The agreement will terminate upon expiration of the last to expire of the patent rights licensed under the agreement. The U.S. patents licensed under the agreement expire in April 2016 and the patents licensed under the agreement in Europe and Japan expire in 2017. Either party may terminate the agreement upon written notice for fraud, willful misconduct or illegal conduct of the other party that materially adversely affects the terminating party. If either party fails to fulfill any of its material obligations under the agreement, subject to a cure process specified in the agreement, the non-breaching party may terminate the agreement. A party’s ability to cure a breach will only apply to the first two breaches. In addition, the agreement will terminate if we become insolvent, bankrupt or placed in the hands of a receiver or trustee.

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

Pharmstandard. In August 2013, in connection with the purchase of shares of our series E preferred stock by Pharmstandard , we entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, we granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases, which are developed by Pharmstandard using our individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which we refer to as the Pharmstandard Territory. We also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products we may develop.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of March 23, 2016, we had not entered into this manufacturing rights agreement or issued the warrants.

Green Cross. In July 2013, in connection with the purchase of our series E preferred stock by Green Cross, we entered into an exclusive royalty-bearing license agreement with Green Cross. Under this agreement we granted Green Cross a license to develop, manufacture and commercialize AGS-003 for mRCC in South Korea. We also provided Green Cross with a right of first negotiation for development and commercialization rights in South Korea to specified additional products we may develop.

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

We do not expect Medinet to exercise the sale option before its expiration on March 31, 2016. If Medinet does not exercise the sale option, Medinet may only manufacture AGS-003 and these other products for us or our designee. In addition, if Medinet does not exercise the sale option, we and Medinet have agreed to negotiate in good faith a supply agreement under which Medinet would supply us or our designee with AGS-003 and these other products for development and sale for the treatment of mRCC in Japan. If Medinet exercises the sale option, it may only manufacture AGS-003 and these other products for itself, its related parties and its sublicensees. During the term of the manufacturing license, we may not manufacture AGS-003 or these other products for us or any designee for development or sale for the treatment of mRCC in Japan.

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

Lummy. On April 7, 2015, we and Lummy HK entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau.

Under the terms of the license agreement, the parties will share relevant data, and we will have a right to reference Lummy HK data for purposes of its development programs under the Arcelis technology. In addition, Lummy HK has granted to us an exclusive, royalty-free license under and to any and all Lummy HK improvements to the Arcelis technology conceived or reduced to practice by Lummy HK and Lummy HK data to develop and/or commercialize products outside China, Hong Kong, Taiwan and Macau, an exclusive, royalty-free license under and to any and all INDs and other regulatory approvals and Lummy HK trademarks used for an Arcelis-Based Product to develop and/or commercialize an Arcelis-Based Product outside China, Hong Kong, Taiwan and Macau and a non-exclusive, worldwide, royalty-free license under any Lummy HK improvements and Lummy HK data to manufacture Arcelis-Based Products anywhere in the world. Lummy HK has the right to reference our data, INDs and other regulatory filings and submissions for the purpose of developing and obtaining regulatory approval of licensed products in China, Hong Kong, Taiwan and Macau.

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and up to an aggregate of $20.0 million upon the achievement of manufacturing, regulatory and commercial milestones. The license agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the license agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. We may terminate the license agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of ours. If Lummy HK terminates the license agreement upon our material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to us and retain its licenses from us with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

Invetech. On October, 29, 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, but such deferral may not exceed $5,000,000.  Deferred fees (plus interest of 7% per annum) would become payable either, at our option, in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”).  Under the current terms of the agreement, the “Sunset Date Trigger Event” is December 31, 2016 or is June 30, 2016 if prior to such date our ongoing Phase 3 ADAPT clinical trial is closed early following the interim review at 50% or 75% of events, due to a positive efficacy outcome in favor of the active treatment arm that contains AGS-003. Invetech is entitled to a 10% bonus payment if this clinical trial is closed early indicating positive efficacy and Invetech has timely completed all activities up to the time of such early closure. We are planning to renegotiate the terms of the development agreement related to the deferred fees and bonus payment.

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

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain. Under the agreement, Saint-Gobain will develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We do not expect the fees and expenses incurred under the Saint-Gobain Agreement to exceed $6,000,000. Saint-Gobain has agreed to defer one half of the fees and expenses incurred until the earlier of (i) the date upon which we have raised an additional $60.0 million in capital, and (ii) September 30, 2016. The Saint-Gobain agreement required the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years by December 31, 2015. The parties are in discussions to extend this date and to finalize the commercial supply agreement. The Saint-Gobain agreement will continue until December 31, 2016, but can be terminated earlier by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone.

Cellscript. In December 2015, we entered into a development and supply agreement with Cellscript, LL. Under the agreement, Cellscript has agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of our Arcelis -based products, and to manufacture and produce CD40L RNA.

In consideration for these development and production services, we have agreed to pay Cellscript total fees of $4,600,000. Upon the execution of the agreement, we made an initial payment to Cellscript of $2,000,000 through the issuance to Cellscript of 906,194 shares of our common stock. The balance of these fees are payable to Cellscript, at our option, in cash, common stock or a combination of cash and common stock upon the achievement of development milestones. Any shares of common stock issued pursuant to the agreement are subject to a lock-up period of 180 days from the date of issuance of such shares to Cellscript.

Under the terms of the agreement, Cellscript shall be the sole and exclusive manufacturer and supplier to us of CD40L RNA, and we will make agreed upon cash payments to Cellscript for CD40L RNA produced for us during the term of the Agreement. Under the agreement, Cellscript shall also be our sole and exclusive supplier of enzymes and various kits comprising enzymes for transcription, capping and/or polyadenylation of RNA. We will make agreed upon cash payments to Cellscript amounts for each kit that is purchased under the agreement.

The agreement will continue until the earlier of (i) December 31, 2017 or (ii) the effective date of a commercial supply agreement negotiated in good faith by the parties, but can be earlier terminated by either party due to a material breach or upon bankruptcy of the other party.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;

•	submission to the FDA of a new drug application, or NDA, or a biologics license application, or BLA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

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

Employees

As of February 29, 2016, we had 136 employees, including 20 in research and development, 13 in clinical development, 84 in manufacturing and 19 in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

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

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of AGS-003 for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of these product candidates will depend on several factors, including the following:

•	successful completion of clinical trials, including clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing our product candidates;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities by building out and equipping a commercial manufacturing facility for our Arcelis-based product candidates or, alternatively, entering into a commercial supply arrangement with a contract manufacturer;

•	maintaining patent and trade secret protection and regulatory exclusivity for our product candidates, both in the United States and internationally;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of the products following any marketing approval.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For instance, despite observing positive results in earlier clinical trials of AGS-004, we failed to achieve the primary endpoint of our Phase 2b clinical trial of AGS-004. Similarly, recommendations of the independent data monitoring committee that the ADAPT trial should be continued based on results of the committee’s interim data analyses of interim trial results may not be indicative as to results of the trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of AGS-003, which is intended for a life-threatening disease, we intend to seek approval based upon the results of a single pivotal Phase 3 clinical trial, our ADAPT trial. The FDA reviewed our plans to conduct our ADAPT trial under its special protocol assessment, or SPA, process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our biologics license application, or BLA based upon a single clinical trial. In addition, because only 21 patients received the combination of AGS-003 and sunitinib in our Phase 2 clinical trial, and as a result, we did not have enough evaluable patients to perform the statistical analysis to determine whether the primary endpoint of complete response rate was achieved in that trial, we expect that the data from our Phase 2 clinical trial will have only a limited impact on the FDA’s ultimate assessment of efficacy of AGS-003. Thus, there can be no guarantee that the FDA will not require additional pivotal clinical trials as a condition for approving AGS-003.

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

A number of the latency reversing drugs being evaluated for use in HIV patients are currently approved in the United States and elsewhere for use in the treatment of specified cancer indications. For instance Vorinostat is approved for cutaneous T cell lymphoma. If these drugs are not approved by the FDA or equivalent foreign regulatory authorities for use in HIV, the FDA and these other regulatory authorities may not approve AGS-004 without the latency reversing drug having received marketing approval for HIV. If the FDA and these other regulatory authorities approve AGS-004 without the approval of the latency reversing drug for HIV, the use of AGS-004 in combination with the latency reversing drug for virus eradication would require sales of the latency reversing drug for off-label use. In such event, the success of the combination of AGS-004 and the latency reversing drug would be subject to the willingness of physicians, patients, healthcare payors and others in the medical community to use the latency reversing drug for off-label use and of government authorities and third party payors to pay for the combination therapy. In addition, we would be limited in our ability to market the combination for its intended use if the latency reversing drug were to be used off-label.

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

Since inception, we have incurred significant operating losses. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $74.8 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $279.0 million. To date, we have financed our operations primarily through our initial public offering of common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of AGS-003 for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004;

•	support planned investigator-initiated clinical trials of AGS-003 and AGS-004;

•	initiate and conduct additional trials of AGS-003 and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	purchase or lease, and build out and equip, a commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates, building out and equipping a commercial manufacturing facility and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, including our ADAPT trial of AGS-003, our plans to purchase, build out and equip a commercial manufacturing facility or our commercialization efforts and to take other actions to reduce out operating expenses.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003 for the treatment of mRCC, continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004, support planned investigator-initiated clinical trials of AGS-003 and AGS-004, initiate and conduct additional clinical trials of AGS-003 and AGS-004 for the treatment of cancers and HIV, seek regulatory approval for our product candidates and purchase or lease, and build out and equip, a commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs, our plans to purchase or lease, and build out and equip a commercial manufacturing facility or our commercialization efforts.

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $7.2 million and working capital of $0.7 million. Based on our current operating plan, we expect that the $19.0 million of net proceeds from the sale of common stock and warrants at the initial closing of our March 2016 private placement, together with our existing cash, cash equivalents and short-term investments as of December 31, 2015 and the anticipated funding under our contract with the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, will enable us to fund our operating expenses into the third quarter of 2016.

Our March 2016 private placement includes three tranches. The initial tranche closed in March 2016, and the second and third tranches are conditioned on the achievement of certain regulatory milestones and other closing conditions. For a description of the terms of the private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—PIPE Financing”. If the milestones and closing conditions are achieved and the second and third tranches are consummated, we expect that the estimated $59.0 million of net proceeds from all three tranches of our private placement, together with our existing cash, cash equivalents and short-term investments as of December 31, 2015 and the anticipated funding under our contract with the NIH and NIAID, will enable us to fund our operating expenses into the second quarter of 2017, when we expect final data from the ADAPT trial. We expect that these funds will be sufficient to enable us to support the ongoing and planned investigator-initiated clinical trials of AGS-003, certain of the manufacturing costs of the ongoing Phase 2 clinical trial of AGS-004 for HIV eradication in patients with early stage RCC and certain costs related to commercial manufacturing. We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a BLA to the FDA for AGS-003, to perform pre-commercialization activities for AGS-003 or to commercially launch AGS-003. These expectations are based on our current operating plan under which we plan to implement measures to reduce our operating expenses, including reductions in spending for activities in preparation for submission of a BLA. These reductions may include reductions in planned spending related to chemistry, manufacturing and controls, process validation, quality, supply management and commercial preparation. Under our plan, we also intend to seek to refinance our existing venture loan facility with Horizon Technology Finance Corporation, or Horizon, and Fortress Credit Co LLC, or Fortress, and to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to refinance our venture loan facility or enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to obtain final data from the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays. We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004.

We also will need to obtain significant financing if we decide to purchase, build out and equip a new commercial manufacturing facility. Our preliminary estimate indicates that we will require approximately an additional $30.0 million prior to the commercialization of AGS-003 to purchase, build out and equip the commercial manufacturing facility. These costs do not include the costs to implement the automated manufacturing process. We are actively exploring financing arrangements in connection with the planned purchase, build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. Unless we select an alternative plan for the commercial supply of our products, we expect to enter into such arrangements during the second quarter of 2016 and that such arrangements will likely involve material obligations and debt liabilities. We are also exploring alternatives for the commercial supply of our products, including building out and equipping our current facility for commercial manufacture, leasing and equipping an existing manufacturing space that would be built out for commercial manufacture, and engaging a contract manufacturer to supply AGS-003 on a commercial scale on our behalf. We will also need to obtain additional financing with any of these alternatives. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned purchase, build-out and equipping of the new commercial facility or be able to lease and equip an existing commercial facility, or may be delayed in doing so.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support or plan to support;

•	the progress and results of the ongoing investigator-initiated Phase 2 clinical trial of AGS-004 for HIV eradication that we support and the planned investigator-initiated clinical trial of AGS-004 that we plan to support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the purchase price for, and the costs and timing of our planned purchase, build-out and equipping of a new commercial manufacturing facility, the costs and timing of building out and equipping a new commercial manufacturing facility at our current facility or at a new leased facility, or, the costs and timing of entering into a commercial supply arrangement with a contract manufacturer, and any costs and liabilities associated with any financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $8.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

Our report from our independent registered public accounting firm for the year ended December 31, 2015 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to complete the planned purchase, build-out and equipping of a new commercial manufacturing facility or to build out and equip a leased commercial manufacturing facility, complete required activities in preparation for the submission of a BLA for AGS-003, fund our commercialization efforts and fund our other operating expenses and other activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in March 2016, we issued and sold in a private placement an aggregate of 3,652,430 shares of our common stock, plus warrants to purchase a total of 2,739,323 additional shares of common stock, which resulted in dilution to our existing stockholders. If we complete the second and third tranches of this private placement, this will result in further dilution to the ownership interests of our existing stockholders.

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

Our ability to use our net operating loss carry-forwards and tax credit carryforwards may be limited.

The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of December 31, 2015, we have not completed a formal study to determine whether there are 382 limitations that apply However, we believe that, by engaging in the financing transactions in which we have engaged, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

We have never commercialized a product candidate. Even if AGS-003 or AGS-004 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Gaining market acceptance for our Arcelis-based products may be particularly difficult as, to date, the FDA has only approved one individualized immunotherapy and our Arcelis-based products are based on a novel technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	the ability of our product to be combined with emerging standards of care;

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors;

•	adverse publicity about the product or favorable publicity about competitive products;

•	clinical indications for which the product is approved; and

•	the prevalence and severity of any side effects.

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

The FDA has approved several targeted therapies as monotherapies for mRCC, including Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib) and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation; Torisel (temsirolimus), marketed by Pfizer and most recently, Opdivo (nivolumab) for second-line RCC, marketed by Bristol-Myers Squibb. In addition, we estimate that there are numerous therapies for mRCC in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types and stages. A number of these are in late stage development. Opdivo (nivolumab) plus Yervoy (ipilimumab) in combination for first-line mRCC is being developed by Bristol-Myers Squibb and is currently being compared in a Phase 3 trial to sunitinib. Cometriq (cabozantinib) is being developed by Exelixis has recently reported positive results from its Phase 3 trial and is expected to receive FDA approval for second-line mRCC in 2016. In addition, if a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed first-line therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to AGS-003.

We are currently conducting our ADAPT trial of AGS-003 plus sunitinib / targeted therapy. We elected to study AGS-003 in clinical trials in combination with sunitinib due in part to sunitinib being the current standard of care for first-line treatment of mRCC. Although we do not expect to seek FDA approval of AGS-003 solely in combination with sunitinib and have provided that, under the protocol for the ADAPT trial, investigators may discontinue sunitinib due to disease progression or toxicity and initiate second-line treatment with other approved compatible therapies, if we obtain approval by the FDA, such FDA approval may be limited to the combination of AGS-003 and sunitinib. In such event, the commercial success of AGS-003 would be linked to the commercial success of sunitinib. As a result, if sunitinib ceases to be the standard of care for first-line treatment of mRCC or another event occurs that adversely affects sales of sunitinib, the commercial success of AGS-003 may be adversely affected.

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

Our current development of AGS-004 is primarily funded by the NIH. We are dependent upon further government funding for continued development of AGS-004. However, increased pressure on governmental budgets may reduce the availability of government funding for programs such as AGS-004. In addition, contracts and grants from the U.S. government and its agencies include provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

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

We currently intend to commercialize AGS-003 independently in North America. We intend to collaborate with other third parties to manufacture, develop or commercialize AGS-003 outside North America. We have entered into an exclusive license agreement with Pharmstandard International S.A., or Pharmstandard, for the development and commercialization of AGS-003 in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of AGS-003 for the treatment of mRCC in South Korea and an exclusive license agreement with Lummy (Hong Kong) Co. Ltd., or Lummy HK, for the development, manufacture and commercialization of AGS-003 in China, Hong Kong, Taiwan and Macau. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan AGS-003 for the purpose of development and commercialization for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. We also plan to seek government or other third party funding for continued development of AGS-004 and to collaborate with third parties to develop and commercialize AGS-004. Our likely collaborators for any development, distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or, require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may have the right to conduct clinical trials of our product candidates without our consent and could conduct trials with flawed designs that result in data that adversely affect our clinical trials, our ability to obtain marketing approval for our product candidates or market acceptance of our product candidates. Pharmstandard, Green Cross, Medinet and Lummy HK each have this right under our license agreements with them;

•	collaborators may hold rights that could preclude us from commercializing our products in certain territories. For example, we have granted Medinet an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC and an option to acquire a non-exclusive license to sell in Japan AGS-003 for the treatment of mRCC. Even if, as expected, Medinet does not exercise the option to acquire the license to sell, we will not have the right to manufacture AGS-003 in Japan for the purposes of development and commercialization of AGS-003 for the treatment of mRCC. If we and Medinet are unable to agree to the terms of a supply agreement under these circumstances, we will not be able to sell AGS-003 in Japan unless we repurchase these rights from Medinet;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, our collaboration with Kyowa Hakko Kirin Co., Ltd. with respect to AGS-003 and AGS-004 was terminated by our collaborator.

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

We do not independently conduct clinical trials of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practice, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

For instance, we recently received a notice from Health Canada that one of the sites at which we are conducting our Phase 3 ADAPT trial in Canada had been found to be non-compliant with Good Clinical Practice in Canada and that if the issues raised in the notice were not corrected, Health Canada could suspend our authorization to conduct the ADAPT trial at all sites in Canada. We have submitted a response to Health Canada, but if we are unable to satisfy Health Canada that the site is in compliance, the Phase 3 ADAPT trial could be suspended in Canada which would adversely affect our ability to complete the ADAPT trial on the anticipated timeline.

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

We currently manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials of our product candidates at our facility in Durham, North Carolina. In August 2014, in connection with our plan to build out and equip a commercial manufacturing facility, we entered into a lease agreement with the developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed in Durham County, North Carolina. This facility would house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. A portion of the build-out and equipping of the interior of the facility began in the second half of 2015.

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of December 31, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the lease agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us.

Due to our limited resources and the costs and challenges of building and equipping a new commercial facility, we are exploring alternative plans for the commercial supply of our products, including building out and equipping our current facility for commercial manufacture, leasing and equipping an existing manufacturing space that would have to be built out for commercial manufacture, and engaging a contract manufacturer to supply AGS-003 on a commercial scale on our behalf. We believe that building out and equipping our current facility would only be a temporary solution from a capacity standpoint and would only cover commercial manufacturing for a limited number of years.

We plan to initiate commercial manufacturing using our current manual manufacturing process and have decided to complete the development and implementation of our automated manufacturing process after commercial launch. Prior to implementing commercial manufacturing of AGS-003, we would be required to demonstrate that the commercial manufacturing facility is constructed and operated in accordance with current good manufacturing practice. We would also be required to show the comparability between AGS-003 that we produce using the manual processes in our current facility and AGS-003 produced using the manual process in the commercial manufacturing facility.

If we transition to automated manufacturing processes, we expect our automated manufacturing processes will be based on existing functioning prototypes of automated devices for the production of commercial quantities of our Arcelis-based product candidates. These devices can be used to perform substantially all steps required for the manufacture of our Arcelis-based product candidates.

We do not have experience in manufacturing products on a commercial scale or using automated processes. In addition, because we are aware of only one company that has manufactured an individualized immunotherapy product for commercial sale, there are limited precedents from which we can learn. We may encounter difficulties in the manufacture of our Arcelis-based products due to our limited manufacturing experience. These difficulties could delay the build-out and equipping of a commercial manufacturing facility and regulatory approval of the manufacture of our Arcelis-based products using the facility, increase our costs or cause production delays or result in us not manufacturing sufficient product to meet our expected commercial requirements, any of which could damage our reputation and hurt our profitability. If we are unable to successfully increase our manufacturing capacity to commercial scale, our business may be materially adversely affected.

We need to establish commercial manufacturing operations and augment our manufacturing personnel in advance of any regulatory submission for approval of AGS-003. If we fail to establish commercial manufacturing operations in compliance with regulatory requirements, or augment our manufacturing personnel, we may not be able to initiate commercial operations or produce sufficient product to meet our expected commercial requirements. We have delayed the implementation of our automated manufacturing process and may not be able to use such process on a timely basis or at all.

In order to meet our business plan, which contemplates manufacturing our product first using manual processes and later using automated processes for the commercial requirements of AGS-003 and any other Arcelis-based product candidates that might be approved, we plan to build out and equip a commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval of AGS-003. The planned purchase, build-out and equipping of a commercial manufacturing facility or, alternatively, the build out and equipping of a leased facility, will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

If we are unable to successfully build out and equip a commercial manufacturing facility in compliance with regulatory requirements or hire and train additional necessary manufacturing personnel appropriately, our filing for regulatory approval of AGS-003 may be delayed or denied.

We plan to delay the implementation of our automated manufacturing process until we obtain additional funding, and thus plan to seek approval of AGS-003 and, if approved, to initially commercially supply AGS-003 using manual manufacturing processes. Prior to implementing commercial manufacturing of AGS-003, we will be required to demonstrate that the commercial manufacturing facility is constructed and operated in accordance with current Good Manufacturing Practice, or cGMP. We will also be required to show the comparability between AGS-003 that we produce using the manual processes in our current facility and AGS-003 produced using the manual process in the new facility.

Our implementation of automated processes could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all. We are collaborating with Invetech Pty Ltd., or Invetech, and Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, to develop the equipment and disposables necessary to implement the automated manufacturing processes for Arcelis-based products. If Invetech or Saint-Gobain do not perform as expected under the agreements or the projects with Invetech or Saint-Gobain are unsuccessful for any other reason, our timelines for the implementation of our automated manufacturing processes could be further delayed and our business could be adversely affected.

Prior to implementing the automated manufacturing processes for Arcelis-based products, we will be required to:

•

demonstrate that the disposable components and sterilization and packaging methods used in the manufacturing process are suitable for use in manufacturing in accordance with current good manufacturing practice, or cGMP, and current Good Tissue Practices, or cGTP;

•	build and validate processing equipment that complies with cGMP and cGTP;
•	equip a commercial manufacturing facility to accommodate the automated manufacturing process;
•	perform process testing with final equipment, disposable components and reagents to demonstrate that the methods are suitable for use in cGMP and cGTP manufacturing;
•

demonstrate consistency and repeatability of the automated manufacturing processes in the production of AGS-003 in our new facility to fully validate the manufacturing and control process using the actual automated cGMP processing equipment; and

•	demonstrate comparability between AGS-003 that we produce using our manual processes and AGS-003 produced using the automated processes.

We will need regulatory approval to use the automated manufacturing processes for commercial purposes. If the FDA requires us to conduct a bridging study to demonstrate comparability between AGS-003 that we produce manually and AGS-003 produced using the automated processes, the implementation of the automated manufacturing processes and the filing for such approval will likely be delayed.

If we are unable to successfully implement the automated processes required and demonstrate comparability between the AGS-003 that we produce manually and the AGS-003 produced using the automated processes, our filing for regulatory approval of the commercial use of our automated manufacturing processes may be delayed or denied and we may not be able to initiate commercial manufacturing using our automated manufacturing processes. In such event, our commercial manufacturing costs will be higher than anticipated and we may not be able to manufacture sufficient product to meet our expected commercial requirements.

We may in the future be dependent on contract manufacturers for the manufacture of AGS-003 or any of our other product candidates. If we experience problems with any such contract manufacturers, the manufacturing of AGS-003 or any of our other product candidates could be delayed.

We may choose to engage a contract manufacturer to supply AGS-003 on a commercial scale on our behalf. Reliance on such third-party contractors entails risks, including:

•	manufacturing delays if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third-party contractors of our agreements with them;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

• the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

• the possible misappropriation of our proprietary AGS-003 or any of our other product candidates.

Any loss of a contract manufacturer could be disruptive to our operations, delay our clinical trials and, if our products are approved for sale, result in lost sales.

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

If our existing manufacturing facility or any commercial manufacturing facility that we are using is damaged or destroyed, or production at one of these facilities is otherwise interrupted, our business and prospects would be negatively affected.

We currently have a single manufacturing facility and expect that the new commercial manufacturing facility that we build out and equip will be our only commercial manufacturing facility in North America. If our existing manufacturing facility or the new commercial manufacturing facility that we plan to build out and equip, or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either our existing manufacturing facility or a new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

We are highly dependent on Jeffrey Abbey, our President and Chief Executive Officer, Charles Nicolette, our Vice President of Research and Development and Chief Scientific Officer, Lee F. Allen, our Chief Medical Officer, and Fred Miesowicz, our Vice President of Manufacturing and Chief Operating Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our executive officers, directors and affiliates of all officers and directors who own our outstanding common stock beneficially own, in the aggregate, shares representing approximately 61.6% of our outstanding common stock as of March 23, 2016. If we consummate the second and third tranches of the March 2016 private placement, and assuming that the shares in the third tranche are sold at a price of $5.35 per share, our executive officers, directors and affiliates of all officers and directors who own our outstanding common stock would beneficially own, in the aggregate, shares representing approximately 79.1% of our outstanding common stock, based on the number of shares of common stock outstanding as of March 23, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 34.2% of our outstanding common stock as of March 23, 2016. If we consummate the second and third tranches of the March 2016 private placement, and assuming that the shares in the third tranche are sold at a price of $5.35 per share, Pharmstandard would beneficially own, in the aggregate, shares representing approximately 43.1% of our outstanding common stock. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, although Pharmstandard is subject to contractual limitations on its voting rights, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Although our common stock is listed on The NASDAQ Global Market, an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares without depressing the market price for the shares or sell your shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $1.61 and high of $13.74 during the period of February 7, 2014 through March 23, 2016.The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our cash resources;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of our product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In our 2015 Annual Report on Form 10-K, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 23, 2016, we had 25,330,229 shares of common stock outstanding. Of these shares, the 3,652,430 shares of our common stock issued in our March 2016 private placement are restricted and are subject to limitations on sale under federal securities laws for a period of  up to six months or earlier if we file a registration statement covering such shares as we agreed under the registration rights agreement entered into in connection with the private placement, and the additional 12,589,229 shares held by our directors, officers and affiliates are subject to applicable volume limitations on sales under federal securities laws. The balance of our outstanding shares of common stock may be freely sold in the public market at any time.

In addition, as of March 23, 2016, there were 3,908,549 shares subject to outstanding options under our equity incentive plans, all of which shares we have registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, on a registration statement on Form S-8. These shares, once vested and issued upon exercise, will be able to be freely sold in the public market, subject to volume limits applicable to affiliates. Furthermore, following the initial closing of the private placement, there were 3,560,165 shares subject to outstanding warrants. The shares issuable upon exercise of these warrants will become eligible for sale in the public market to the extent such warrants are exercised and to the extent covered by a registration statement or permitted by Rule 144 under the Securities Act.

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

In August 2014, we entered into a lease agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement, at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of December 31, 2015, as further described below.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have an option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of December 31, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the Lease Agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us.

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “ARGS” and began trading on February 7, 2014. Prior to that, there was no public trading market for our common stock. As of March 23, 2016, there were 25,330,229 outstanding shares and 57 stockholders of record. This number does not include beneficial owners whose shares were held in street name. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Market:

	2015
	High	Low
First quarter	$10.56	$6.36
Second quarter	$9.64	$6.51
Third quarter	$6.98	$4.11
Fourth quarter	$6.35	$1.61

	2014
	High	Low
First quarter (February 7, 2014 to March 31, 2014)	$13.74	$7.97
Second quarter	$10.55	$6.21
Third quarter	$10.80	$5.61
Fourth quarter	$10.28	$7.80

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between February 7, 2014, the date on which our common stock began trading on the NASDAQ Global Market, and December 31, 2015, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on February 7, 2014 of $8.00 per share as the initial value of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Annual Report on Form 10-K that have not already been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchase of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2014 and 2015, and the consolidated balance sheet data as of December 31, 2014 and 2015 from our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The consolidated statements of operations data for the year ended December 31, 2011 and 2012 and the consolidated balance sheet data as of December 31, 2011, 2012 and 2013 was derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The consolidated financial information reflects a one-for-six reverse stock split of our common stock effected on January 17, 2014, which has been retrospectively applied for all periods presented other than the year ended December 31, 2015.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2011	2012	2013	2014	2015
Revenue	$7,642,695	$7,039,010	$4,421,689	$1,974,019	$518,329
Operating expenses:
Research and development	12,668,025	17,616,892	23,991,151	45,498,916	62,054,823
General and administrative	3,703,813	6,135,581	4,662,317	8,599,359	11,011,011
Operating loss	(8,729,143)	(16,713,463)	(24,231,779)	(52,124,256)	(72,547,505)
Other income (expense):
Interest income	1,259	4,604	7,184	66,580	25,382
Interest expense	(6,656,366)	(292,496)	(4,705)	(1,123,579)	(2,263,599)
Change in fair value of warrant liability	(4,661,811)	4,916,785	355,352	—	—
Derivative (expense) income	(94,668)	1,036,403	—	—	—
Investment tax credits	—	694,331	—	140,556	—
Other expense	—	(117,494)	(47,615)	(265,239)	(2,799)
Other (expense) income, net	(11,411,586)	6,242,133	310,216	(1,181,682)	(2,241,016)
Net loss	(20,140,729)	(10,471,330)	(23,921,563)	(53,305,938)	(74,788,521)
Net loss attributable to noncontrolling interest	(63,047)	—	—	—	—
Net loss attributable to Argos Therapeutics, Inc.	(20,077,682)	(10,471,330)	(23,921,563)	(53,305,938)	(74,788,521)
Accretion of redeemable convertible preferred stock	(926,542)	(351,371)	4,772,991	(863,226)	—
Less: Preferred stock dividend due to exchanges of preferred shares	—	—	(14,726,088)	—	—
Net loss attributable to common stockholders	$(21,004,224)	$(10,822,701)	$(33,874,660)	$(54,169,164)	$(74,788,521)
Basic and diluted net loss attributable to common stockholders per share	$(197.29)	$(54.58)	$(147.37)	$(3.12)	$(3.66)
Basic and diluted weighted average shares outstanding	106,466	198,306	229,865	17,367,632	20,457,245

Consolidated Balance Sheet Data:

	As of December 31,
	2011	2012	2013	2014	2015
Cash, cash equivalents and short-term investments	$2,002,814	$12,363,736	$46,957,782	$56,239,937	$7,166,304
Total assets	5,973,958	15,396,973	51,131,295	64,366,878	31,131,202
Total long-term liabilities	—	48,428	10,080,106	29,718,320	51,169,824
Redeemable convertible preferred stock	77,722,306	75,800,882	113,664,469	—	—
Total stockholders’ (deficit) equity	(96,355,106)	(68,567,710)	(75,776,593)	31,351,804	(28,201,435)

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

Overview

We are an immuno-oncology company focused on the development and commercialization of fully individualized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary technology platform called Arcelis.

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of AGS-003 plus sunitinib or another targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We initiated the ADAPT trial in January 2013, dosed the first patient in May 2013 and completed enrollment of the trial in July 2015. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017. We are also supporting investigator-initiated Phase 2 trials in patients with early stage RCC and non-small cell lung cancer and plan to support investigator-initiated trials of AGS-003 in mRCC and muscle invasive bladder cancer.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. We are currently supporting an ongoing investigator-initiated Phase 2 clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and plan to support a second investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through our initial public offering, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through December 31, 2015, we have raised a total of $388.3 million in cash, including:

•	$225.8 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$104.6 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

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

In September 2014, we entered into the Loan Agreement with the Lenders under which we could borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million in August 2015, following completion of enrollment in the ADAPT trial.

In April 2015, we entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd., or Tianyi Lummy, and China BioPharma Capital I, L.P., or China BioPharma. Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million, which represented a premium to the then fair market value price of $8.57 per share. The $10.1 million of proceeds was allocated $8.6 million to equity and $1.5 million to deferred revenue. The purchasers also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20 million, within 31 days of and subject to reaching full enrollment of our ADAPT trial, receiving a recommendation of the review board for the continuation of our ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for AGS-003 to the manufacturing process used by us in our ADAPT trial. However, in March 2016, in connection with the agreement by Tianyi Lummy and China BioPharma to purchase approximately $10 million of shares of our common stock and warrants in our private placement, we agreed they would have no further obligation to purchase shares pursuant to the purchase agreements.

In March 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing will take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375.  At the second closing, we have agreed to sell and the investors have agreed to purchase, for an additional purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche.  The second closing is conditioned on the independent data monitoring committee for the ADAPT trial at or following the independent data monitoring committee’s next regular meeting (currently scheduled for June 2016) recommending that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data.  The warrants to be issued in each closing will have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, has also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, including the independent data monitoring committee having made a recommendation at or following its next regular meeting after the June 2016 independent data monitoring committee meeting (currently anticipated to be held in November or December 2016), that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data, and our cash position at such time, Pharmstandard shall purchase at the third closing up to approximately $10.3 million of shares of common stock (without warrants) at a price per share to be determined pursuant to an agreed upon formulation.  The dollar amount committed to be purchased by Pharmstandard at the third closing is subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations.  All three closings are subject to the satisfaction of certain customary closing conditions.

Commercial Facility. In August 2014, we entered into a lease agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement, at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of December 31, 2015, as further described below.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have an option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of December 31, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the Lease Agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us.

We have incurred losses in each year since our inception in May 1997. Our net loss was $23.9 million for the year ended December 31, 2013, $53.3 million for the year ended December 31, 2014 and $74.8 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $279.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of AGS-003 for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004;

•	support planned investigator-initiated clinical trials of AGS-003 and AGS-004;

•	initiate and conduct additional clinical trials of AGS-003 and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	purchase or lease, and build out and equip, a commercial facility for the manufacture of our Arcelis-based products;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. This amount includes a September 2014 modification of the contract under which the NIH and NIAID agreed to fund up to an additional $500,000 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 2016. Since September 2010, we have received reimbursement of our allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on our actual costs pursuant to the agreement with the NIH and NIAID and may result in additional payments to us from the NIH and NIAID to reflect our actual costs since September 2010.

We have recorded revenue of $37.3 million through December 31, 2015 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of December 31, 2015, there was up to $2.5 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Collaborations

Pharmstandard

In August 2013, in connection with the purchase of shares of our series E preferred stock by Pharmstandard, we entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, we granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases which are developed by Pharmstandard using our individualized immunotherapy platform in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which we refer to as the Pharmstandard Territory. We also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products we may develop.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of March 23, 2016, we had not entered into this manufacturing rights agreement or issued the warrants. The shares of series E preferred stock converted to common stock on a 6-for-1 basis in connection with our initial public offering.

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

Medinet

In December 2013, we entered into a license agreement with Medinet. Under this agreement, we granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using our Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. We refer to this license as the manufacturing license. In addition, under this agreement, we granted Medinet an option to acquire a nonexclusive, royalty-bearing license under our Arcelis technology to sell in Japan AGS-003 and other products for the treatment of mRCC. We refer to the option as the sale option and the license as the sale license. We expect the Medinet option to expire without having been exercised on March 31, 2016.

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

During the year ended December 31, 2015, we recognized a $1.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, the amount of the note payable was $7.5 million, including $1.3 million accrued interest. As of December 31, 2015, the total deferred liability associated with the Medinet note was $3.8 million.

For further information regarding this collaboration, see “Business—Development and Commercialization Agreements—Medinet.”

Lummy

On April 7, 2015, we and Lummy HK entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau.

Under the terms of the license agreement, the parties will share relevant data, and we will have a right to reference Lummy HK data for purposes of its development programs under the Arcelis technology. In addition, Lummy HK has granted to us an exclusive, royalty-free license under and to any and all Lummy HK improvements to the Arcelis technology conceived or reduced to practice by Lummy HK and Lummy HK data to develop and/or commercialize products outside China, Hong Kong, Taiwan and Macau, an exclusive, royalty-free license under and to any and all INDs and other regulatory approvals and Lummy HK trademarks used for an Arcelis-Based Product to develop and/or commercialize an Arcelis-Based Product outside China, Hong Kong, Taiwan and Macau and a non-exclusive, worldwide, royalty-free license under any Lummy HK improvements and Lummy HK data to manufacture Arcelis-Based Products anywhere in the world. Lummy HK has the right to reference our data, INDs and other regulatory filings and submissions for the purpose of developing and obtaining regulatory approval of licensed products in China, Hong Kong, Taiwan and Macau.

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and up to an aggregate of $20.0 million upon the achievement of manufacturing, regulatory and commercial milestones. The license agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the license agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. We may terminate the license agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of ours. If Lummy HK terminates the license agreement upon our material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to us and retain its licenses from us with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. During the years ended December 31, 2013, 2014 and 2015, substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Commercial manufacturing development costs consist primarily of costs incurred under our development agreement with Invetech to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products. We have been developing AGS-003 and AGS-004 in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates.

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

AGS-003. We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting the ADAPT trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at approximately 130 clinical sites in North America and Europe. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017.

In addition, in mRCC we plan to support an investigator-initiated clinical trial of AGS-003 in combination with a PD-1 inhibitor that we expect will begin in the second half of 2016.

We are also supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate treatment with AGS-003 in patients with early stage RCC prior to nephrectomy. This trial was open for enrollment in late 2014 and four patients were enrolled as of March 15, 2016. We expect that a total of 10 patients will be enrolled in this trial and that initial data will be available in the fourth quarter of 2016. In the trial, patients undergo a core needle biopsy of their renal tumor prior to nephrectomy in order to provide material to extract patient-specific tumor RNA for the manufacture of AGS-003. We expect the investigator to have preliminary data from this trial later this year with respect to the safety, feasibility and initial immunologic effects of AGS-003 relative to the induction of memory T cells. In addition, since the tumor is harvested post-AGS-003 treatment, this trial should enable a direct assessment of whether the immune cells in the peripheral blood end up infiltrating the primary tumor.

We believe that AGS-003 may be capable of treating a wide range of cancers and are planning to evaluate AGS-003 in clinical trials in additional cancer indications. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-003 in patients with non-small cell lung cancer patients, or NSCLC, that was initiated in the first quarter of 2016. In the trial, the safety, efficacy and immunologic effects of AGS-003 when combined with platinum-based chemotherapy and radiation will be evaluated in approximately 20 stage 3 NSCLC patients. We also plan to support an additional investigator-initiated Phase 2 clinical trial of AGS-003 in muscle invasive bladder cancer, which we expect to begin mid-2016.

AGS-004. We are developing AGS-004 for the treatment of HIV and are focusing this program on the use of AGS-004 in combination with other therapies for the eradication of HIV. We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in up to 12 adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for this purpose at the University of North Carolina. The patient clinical costs from the first stage of this trial are being funded by Collaboratory of AIDS Researchers for Eradication. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial.

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for antiretroviral therapy, or ART. Accordingly, we plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing. Assuming the supportive data and the necessary approvals are obtained, we expect this trial to initiate in 2017.

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

Interest expense consists primarily of cash and non-cash interest costs related to our debt. During the years ended December 31, 2015 and 2014, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013 and interest from the Loan Agreement entered into in September 2014. During the year ended December 31, 2013, interest expense was not significant.

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

Medinet. In December 2013, in connection with the license agreement with Medinet, as described in Note 12 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we and Medinet cannot agree on the royalty rate, Medinet has agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, we allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, we recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of December 31, 2014, we recorded $7.6 million to notes payable, including $0.7 million accrued interest recorded during the year ended December 31, 2014. During the year ended December 31, 2015, we recognized a $1.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, we recorded $7.5 million to notes payable, including $1.3 million of accrued interest.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

Our license agreements with Pharmstandard, Green Cross, Medinet and Lummy HK provide for, and any future license agreements we may enter into may provide for, milestone payments. Revenues from milestones, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation.

Our current license agreements with Pharmstandard, Green Cross, Medinet and Lummy HK provide for and any future license agreements we may enter into may provide for royalty payments. To date, we have not received any royalty payments and accordingly have not recognized any related revenue. We will recognize royalty revenue upon the sale of the related products, provided we have no remaining performance obligations under the arrangements.

We record deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

Under our NIH and NIAID contract, we receive reimbursement of our direct expenses and allocated overhead and general and administrative expenses, as well as payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. We recognize revenue from reimbursements earned in connection with the NIH and NIAID contract as reimbursable costs are incurred. We recognize revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

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

•	We do not have sufficient history to estimate the volatility of our common stock price. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

•	The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.

•	The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions that we used in the Black-Scholes option-pricing model for the years ended December 31, 2013, 2014 and 2015, are set forth below:

	2013	2014	2015
Risk-free interest rate	2.12%	2.26%	2.05%
Dividend yield	0%	0%	0%
Expected option term (in years)	7	7	7
Volatility	94%	96%	87%

Prior to February 7, 2014, the date our common stock began publicly trading following our initial public offering, the fair value of our common stock for purposes of determining the exercise price for stock option grants was determined by our board of directors, with the assistance and upon the recommendation of management, in good faith based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Since our initial public offering, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Results of Operations – Year-Over-Year Comparisons

The following table summarizes the results of our operations for each of the years ended December 31, 2013, 2014 and 2015, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		$	%	Year Ended December 31,		$	%
	2014	2015	Change	Change	2013	2014	Change	Change
	(in thousands)
Revenue	$1,974	$518	$(1,456)	(73.8)%	$4,422	$1,974	$(2,448)	(55.4)%
Operating expenses:
Research and development	45,499	62,055	16,556	36.4%	23,991	45,499	21,508	89.7%
General and administrative	8,599	11,011	2,412	28.1%	4,662	8,599	3,937	84.4%

Total operating expenses	54,098	73,066	18,968	35.1%	28,653	54,098	25,445	88.8%

Loss from operations	(52,124)	(72,548)	(20,424)	39.2%	(24,231)	(52,124)	(27,893)	115.1%

Interest income	67	25	(42)	(62.7)%	7	67	60	*
Interest expense	(1,124)	(2,264)	(1,140)	101.4%	(5)	(1,124)	(1,119)	*
Change in fair value of warrant liability	—	—	—	*	355	—	(355)	*
Investment tax credits	141	—	(141)	*	—	141	141	*
Other expense	(266)	(2)	264	*	(48)	(266)	(218)	*

Net loss	$(53,306)	$(74,789)	$(21,483)	40.3%	$(23,922)	$(53,306)	$(29,384)	122.8%

 _______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $2.0 million for the year ended December 31, 2014, compared with $0.5 million for the year ended December 31, 2015, a decrease of approximately $1.5 million, or 73.8%. The $1.5 million decrease for the year ended December 31, 2015 resulted from lower reimbursement under our NIH and NIAID contract in 2015 as there was decreased activity with respect to our Phase 2b clinical trial of AGS-004 in the year ended December 31, 2015.

Revenue was $4.4 million for the year ended December 31, 2013, compared with $2.0 million for the year ended December 31, 2014, a decrease of $2.4 million, or 55.4%. The $2.4 million decrease for the year ended December 31, 2014 was due to a $2.2 million decline in reimbursement under our NIH and NIAID contract associated with decreased activity in the year ended December 31, 2014 with respect to our Phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined. This decrease in revenue was partially offset by $0.2 million in revenue recognized in connection with technology transfers with Medinet during the year ended December 31, 2014.

Research and Development Expenses

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Research and development expenses also include commercial manufacturing development costs consisting primarily of costs incurred under our development agreements with Invetech and Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products. We have been developing AGS-003 and AGS-004, in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Direct research and development expense by program:
AGS-003	$11,301	$16,940	$22,503
AGS-004	1,602	903	289
Other	52	131	40
Total direct research and development program expense	12,955	17,974	22,832
Commercial manufacturing development	—	11,588	17,926
Indirect research and development expense	11,036	15,937	21,297
Total research and development expense	$23,991	$45,499	$62,055

Research and development expenses were $45.5 million for the year ended December 31, 2014, compared with $62.1 million for the year ended December 31, 2015, an increase of approximately $16.6 million, or 36.4%. The increase in research and development expense reflects a $4.9 million increase in direct research and development expense, a $6.3 million increase in commercial manufacturing development expense and a $5.4 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 increased from $16.9 million in the year ended December 31, 2014 to $22.5 million in the year ended December 31, 2015. This increase was primarily due to increased patient enrollment in the ADAPT trial in the year ended December 31, 2015 as compared with the year ended December 31, 2014 and a payment during the year ended December 31, 2015 of $2.1 million in common stock for activities related to our master process development and supply agreement with Cellscript LLC; and

•	Direct research and development expense with respect to AGS-004 decreased from $0.9 million in the year ended December 31, 2014 to $0.3 million in the year ended December 31, 2015 primarily due to the decreased activity around our Phase 2b clinical trial of AGS-004.

We also incurred $11.6 million and $17.9 million of research and development expense related to our commercial manufacturing development efforts during the years ended December 31, 2014 and 2015, respectively. We commenced our commercial manufacturing development efforts during the three months ended March 31, 2014 and such activity increased progressively during 2014 and 2015.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 97 employees engaged in research and development activities as of December 31, 2014 compared with 118 employees as of December 31, 2015.

Research and development expenses were $24.0 million for the year ended December 31, 2013, compared with $45.5 million for the year ended December 31, 2014, an increase of $21.5 million, or 89.7%. The increase in research and development expense primarily reflects a $5.0 million increase in direct research and development expense, a $11.6 million increase in commercial manufacturing development expense and a $4.9 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 increased from $11.3 million for the year ended December 31, 2013 to $16.9 million in the year ended December 31, 2014. This increase primarily reflects increased patient enrollment in the ADAPT trial in the year ended December 31, 2014 as compared with the year ended December 30, 2013; and

•	Direct research and development expense with respect to AGS-004 decreased from $1.6 million in the year ended December 31, 2013 to $0.9 million in the year ended December 31, 2014 primarily due to the decreased activity in our Phase 2b clinical trial of AGS-004 as the number of patients receiving treatment in the trial declined, which decrease was partially offset by $0.2 million in costs to support stage 1 of an investigator-initiated Phase 2 clinical trial of AGS-004 in adult HIV patients aimed at eradication of the virus that began in May 2014.

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

General and Administrative Expenses

General and administrative expenses were $8.6 million for the year ended December 31, 2014, compared with $11.0 million for the year ended December 31, 2015, an increase of $2.4 million or 28.1%. This increase was primarily due to an additional $1.7 million in personnel costs, including salaries, benefits and stock-based compensation, additional consulting costs resulting from the implementation of a new enterprise resource planning, or ERP system, and an increase of $0.2 million in expenses relating to our status as a public company, including liability and directors’ and officers’ insurance and registration and service fees.

General and administrative expenses were $4.7 million for the year ended December 31, 2013, compared with $8.6 million for the year ended December 31, 2014, an increase of $3.9 million or 84.4%. This increase was primarily due to an additional $1.4 million in personnel costs, including salaries, benefits and stock-based compensation; an increase of $1.3 million in outside services including legal, patent, and other consulting services; and an increase of $1.2 million in expenses relating to our status as a public company, including liability and directors’ and officers’ insurance, board of directors’ fees and expenses, franchise taxes and registration and service fees.

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates.

Interest Expense

Interest expense was $1.1 million for the year ended December 31, 2014, compared with $2.3 million for the year ended December 31, 2015. The increase in interest expense primarily resulted from higher outstanding indebtedness of $12.5 million borrowed under the Loan Agreement during the year ended December 31, 2015. We expect that interest expense will increase as a result of interest incurred under the Loan Agreement.

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

Change in Fair Value of Warrant Liability

Income from the change in fair value of the warrant liability was $0.4 million for the year ended December 31, 2013, compared with $0 for the years ended December 31, 2014 and 2015. The 2013 amount represented the decrease in the fair value of our warrant liability during the year ended December 31, 2013. In July 2013, in connection with an exchange in which the holders of shares of our series D-1 preferred stock exchanged all shares of our series D-1 preferred stock held by such holders for shares of our series D preferred stock, all of our outstanding warrants to purchase shares of our preferred stock were cancelled. As a result, there were no warrants to purchase preferred stock outstanding as of December 31, 2013 or during the years ended December 31, 2014 or 2015.

Investment Tax Credits

Other income of $140,556 was recognized during the year ended December 31, 2014 for scientific research and experimental development, or SR&ED, investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received. No such credits were received during the years ended December 31, 2013 or 2015.

Other Expense

Other expense totaled $48,000, $266,000 and $2,799 for the years ended December 31, 2013, 2014 and 2015, respectively. Under a previous loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Our initial public offering closed on February 12, 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the consolidated statement of operations during the year ended December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, we had cash, cash equivalents and short-term investments of approximately $7.2 million.

Since our inception in May 1997 through December 31, 2015, we have funded our operations principally with $225.8 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.6 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million in August 2015 following completion of enrollment of the ADAPT trial. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month LIBOR exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

We have agreed to repay the first tranche of $12.5 million on an interest-only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. We have agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

Commercial Facility. In August 2014, we entered into the Lease Agreement with TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility and to replace our existing facility in Durham, North Carolina. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of December 31, 2015.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have the option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of December 31, 2015, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the lease agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us.

Lummy License Agreement. On April 7, 2015, we and Lummy HK entered into a license agreement, or the License Agreement, whereby we granted to Lummy HK an exclusive license to our Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau.

In connection with the License Agreement, we entered into stock purchase agreements with Tianyi Lummy and China BioPharma of which Lummy HK’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million. The purchasers also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20 million, within 31 days of and subject to reaching full enrollment of our ADAPT trial of AGS-003 for the treatment of mRCC, receiving a recommendation of the review board for the continuation of our ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for AGS-003 to the manufacturing process used by us in our ADAPT trial. However, in March 2016, in connection with the agreement by Tianyi Lummy and China BioPharma to purchase approximately $10 million of shares of our common stock and warrants in our private placement, we agreed they would have no further obligation to purchase shares pursuant to the purchase agreements.

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

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing will take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375.  At the second closing, we have agreed to sell and the investors have agreed to purchase, for an additional purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche.  The second closing is conditioned on the independent data monitoring committee for the ADAPT trial at or following the independent data monitoring committee’s next regular meeting (currently scheduled for June 2016) recommending that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data.  The warrants to be issued in each closing will have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, has also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, including the independent data monitoring committee having made a recommendation at or following its next regular meeting after the June 2016 independent data monitoring committee meeting (currently anticipated to be held in November or December 2016), that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data, and our cash position at such time, Pharmstandard shall purchase at the third closing up to approximately $10.3 million of shares of common stock (without warrants) at a price per share to be determined pursuant to an agreed upon formulation.  The dollar amount committed to be purchased by Pharmstandard at the third closing is subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations.  All three closings are subject to the satisfaction of certain customary closing conditions. In connection with entering into the securities purchase agreement, we entered into a registration rights agreement with the investors pursuant to which we agreed to register for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,256)	$(45,241)	$(61,021)
Investing activities	(10,057)	(7,789)	8,923
Financing activities	53,404	56,966	21,062
Effect of exchange rate changes on cash	(8)	(10)	(24)
Net increase (decrease) in cash and cash equivalents	$25,083	$3,926	$(31,060)

Operating Activities. Net cash used in operating activities of $18.3 million during the year ended December 31, 2013 was primarily a result of our $23.9 million net loss, partially offset by changes in operating assets and non-cash items of $1.3 million and liabilities of $4.3 million. These non-cash items primarily consisted of depreciation of $0.6 million and compensation expense related to stock options of $1.1 million, partially offset by the gain recorded due to the decrease in fair value of our warrant liability of $0.4 million.

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

Net cash used in operating activities of $61.0 million during the year ended December 31, 2015 was primarily a result of our $74.8 million net loss, partially offset by non-cash items of $7.2 million and changes in operating assets and liabilities of $6.6 million. These non-cash items primarily consisted of depreciation and amortization expense of $0.7 million, compensation expense related to stock options of $4.0 million, payment for research and development services by issuing common stock of $2.1 million and amortization of debt issuance costs and debt discount of $0.3 million. In addition, accrued expenses increased by $0.8 million, prepaid expenses and other receivables decreased by $0.2 million, long-term deferred liabilities increased by $1.5 million and the long-term portion of our manufacturing research and development obligation increased by $4.3 million, which were partially offset by a decrease in accounts payable of $0.1 million.

Investing Activities. Net cash (used in) provided by investing activities amounted to ($10.1) million, ($7.8) million and $8.9 million for the years ended December 31, 2013, 2014 and 2015, respectively. Cash used in and provided by investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases and maturities of short-term investments. Cash paid for purchases of property and equipment totaled $0.6 million, $1.1 million and $9.7 million during the years ended December 31, 2013, 2014 and 2015, respectively. Cash used in investment activities during the year ended December 31, 2014 also included $25.6 million of purchases of short-term investments with funds received in our initial public offering and the $1.3 million payment to a restricted cash account securing a letter of credit, partially offset by $20.2 million in proceeds from maturities of short-term investments. Cash provided by investing activities during the year ended December 31, 2015 included $20.7 million in proceeds from maturities of short-term investments and the $0.6 million reduction and receipt from the restricted cash account securing a letter of credit, partially offset by $2.7 million of purchases of short-term investments.

Financing Activities. Net cash provided by financing activities amounted to $53.4 million, $57.0 million and $21.1 million for the years ended December 31, 2013, 2014 and 2015, respectively. Cash provided by financing activities for the year ended December 31, 2013 primarily consisted of proceeds of $48.0 million from the sale of our series E preferred stock and attached common stock warrants and $6.9 million from the note payable to Medinet, partially offset by stock issuance costs of $1.5 million. Cash provided by financing activities for the year ended December 31, 2014 consisted primarily of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014, $12.5 million of loan proceeds from our Loan Agreement, which closed on September 29, 2014, partially offset by stock and debt issuance costs totaling $5.3 million, and payments on other notes payable of $51,481. Cash provided by financing activities for the year ended December 31, 2015 consisted of $12.5 million of loan proceeds from our Loan Agreement, proceeds of $8.6 million from the sale of common stock and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $35,480 of payments on notes payable.

Significant Changes in Consolidated Balance Sheet as of December 31, 2015 Compared with December 31, 2014

Property and equipment, net, increased by $16.8 million during the year ended December 31, 2015 primarily due to a $3.9 million increase in the asset recognized related to the Lease Agreement for our new manufacturing facility and $12.5 million from construction-in-progress. The facility lease obligation increased by $3.9 million during the year ended December 31, 2015 due to activity under the lease to build the facility. Accounts payable increased by $1.0 million and accrued expenses increased by $2.3 million during the year ended December 31, 2015 primarily due to an increase in activity under our manufacturing development contracts and purchases of property and equipment. Long-term deferred liabilities increased by $2.3 million, primarily due to deferred revenue recognized under the license agreements with Lummy HK and Medinet.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize AGS-003 or AGS-004. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003, initiate additional clinical trials of AGS-003 and AGS-004, seek regulatory approval for our product candidates and purchase or lease, and build out and equip a new commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments as of December 31, 2015, the $19.0 million of net proceeds from the sale of common stock and warrants at the initial closing of our March 2016 private placement and the anticipated funding under our NIH and NIAID contract, will enable us to fund our operating expenses into the third quarter of 2016. If the second and third tranches of our March 2016 private placement financing occur, we expect that our cash, cash equivalents and short-term investments as of December 31, 2015, the estimated $59.0 million of net proceeds from the financing and the anticipated funding under our contract with the NIH and NIAID, will enable us to fund our operating expenses into the second quarter of 2017, when we expect final data from the ADAPT trial.

We expect that these funds will be sufficient to enable us to support the ongoing and planned investigator-initiated clinical trials of AGS-003, certain of the manufacturing costs of the ongoing phase 2 clinical trial of AGS-004 for HIV eradication in patients with early stage RCC and certain costs related to commercial manufacturing. We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a BLA to the FDA for AGS-003, to perform pre-commercialization activities for AGS-003 or to commercially launch AGS-003. These expectations are based on our current operating plan under which we plan to implement measures to reduce our operating expenses, including reductions in spending for activities in preparation for submission of a BLA. These reductions may include reductions in planned spending related to chemistry, manufacturing and controls, process validation, quality, supply management and commercial preparation. Under our plan, we also intend to seek to refinance our existing venture loan facility with Horizon Technology Finance Corporation, or Horizon, and Fortress Credit Co LLC, or Fortress, and to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to refinance our venture loan facility or enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to obtain final data from the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays. We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004.

We also will need to obtain significant financing if we decide to purchase, build out and equip a new commercial manufacturing facility. Our preliminary estimate indicates that we will require approximately an additional $30.0 million prior to the commercialization of AGS-003 to purchase, build out and equip the commercial manufacturing facility. These costs do not include the costs to implement the automated manufacturing process. We are actively exploring financing arrangements in connection with the planned purchase, build out and equipping of the commercial manufacturing facility and are in discussions with developers, lenders and other potential financing sources regarding potential financial support. Unless we select an alternative plan for the commercial supply of our products, we expect to enter into such arrangements during the second quarter of 2016 and that such arrangements will likely involve material obligations and debt liabilities. We are also exploring alternatives for the commercial supply of our products, including building out and equipping our current facility for commercial manufacture, leasing and equipping an existing manufacturing space that would be built out for commercial manufacture, and engaging a contract manufacturer to supply AGS-003 on a commercial scale on our behalf. We will also need to obtain additional financing with any of these alternatives. If we are unable to obtain additional financing when needed, in the required amounts or at all, we may not be able to complete the planned purchase, build-out and equipping of the new commercial facility or be able to lease and equip an existing commercial facility, or may be delayed in doing so.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support or plan to support;

•	the progress and results of the ongoing investigator-initiated Phase 2 clinical trial of AGS-004 for HIV eradication and the planned investigator-initiated clinical trials of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the purchase price for, and the costs and timing of our planned purchase, build-out and equipping of a new commercial manufacturing facility, the costs and timing of building out and equipping a new commercial manufacturing facility at our current facility or at a new leased facility, or, the costs and timing of entering into a commercial supply arrangement with a contract manufacturer, and any costs and liabilities associated with any financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $8.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

We are seeking government or other third party funding for the continued development of AGS-004. In January 2014, CARE agreed that it would fund all patient clinical costs of Stage 1 of our Phase 2 adult eradication clinical trial of AGS-004, except for the associated manufacturing costs for which we will be responsible. NIAID’s Division of AIDS has approved $6.6 million in funding for Stage 2 of this Phase 2 clinical trial to be provided directly to the University of North Carolina. If we are unable to raise additional government or other third party funding when needed, we may be required to delay, limit, reduce or terminate our development of AGS-004 or to grant rights to develop and market AGS-004 that we would otherwise prefer to keep for ourselves.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases for existing facilities and equipment	$515	$435	$80	$—	$—
Facility lease obligation for new facility	5,954	569	1,178	1,231	2,976
Notes payable to Horizon Technology and Fortress Credit	25,000	1,563	22,396	1,041	—
Interest on notes payable to Horizon Technology and Fortress Credit	4,691	2,339	2,340	12	—
Final payment to Horizon Technology and Fortress Credit	1,250	—	625	625	—
Note payable to Medinet, including interest	9,249	—	9,249	—	—
Other notes payable, including interest	52	17	35	—	—
Amount due under development agreement with Invetech	7,777	—	7,777	—	—
Interest on development agreement with Invetech	930	—	930	—	—
Purchase obligation with Invetech, including interest	25,000	—	25,000	—	—
Purchase obligation with Saint-Gobain	4,700	4,700	—	—	—
Total	$85,118	$9,623	$69,610	$2,909	$2,976

Under the Lease Agreement with TKC, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement, at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of December 31, 2015, as further described below.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have an option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

In February 2015, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with TKC which represented our exercise of the purchase option under the Lease Agreement. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the lease agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us. Our payment of the purchase price and the termination of the Lease Agreement are not reflected in the table above.

In September 2014, we entered into the Loan Agreement with the Lenders under which we could borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and the second tranche of $12.5 million in August 2015. See “Liquidity and Capital Resources – Sources of Liquidity” for additional information regarding the Loan Agreement.

In October 2014, we entered into a development agreement with Invetech. The development agreement supersedes and replaces the development agreement entered into by the parties in July 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, but such deferral may not exceed $5,000,000.  Deferred fees (plus interest of 7% per annum) would become payable either, at our option, in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”).  The “Sunset Date Trigger Event” is December 31, 2016 or June 30, 2016 if, prior to such date, our ADAPT trial is closed early following the interim review at 50% or 75% of events, due to a positive efficacy outcome in favor of the active treatment arm that contains AGS-003. Invetech is entitled to a 10% bonus payment if this clinical trial is closed early indicating positive efficacy and Invetech has timely completed all activities up to the time of such early closure. We are planning to negotiate the terms of the development agreement related to the deferred fees and bonus payment.

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

In January 2015, we entered into a development agreement with Saint-Gobain. Under the agreement, Saint-Gobain will develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We do not expect the fees and expenses incurred under the Saint-Gobain Agreement to exceed $6,000,000. We made a payment of $400,000, and Saint-Gobain has agreed to defer one half of the fees and expenses incurred until the earlier of (i) the date upon which we have raised an additional $60.0 million in capital, and (ii) September 30, 2016. The Saint-Gobain agreement required the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years by December 31, 2015. The parties are in discussions to extend this date and to finalize the commercial supply agreement. The Saint-Gobain agreement will continue until December 31, 2016, but can be terminated earlier by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone.

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

Net Operating Losses

As of December 31, 2015, we had U.S. federal and state, and Canadian federal and provincial net operating loss carryforwards of approximately $199,443,200, $244,608,100, $5,479,100, and $5,479,100, respectively. These net operating loss carryforwards begin to expire in 2018, 2017, 2016 and 2016, respectively. As of December 31, 2015, we had U.S. federal and state tax credit carryforwards of approximately $9,319,400 and $340,400, respectively. These credit carryforwards begin to expire in 2020 and 2024, respectively. As of December 31, 2015, we had Canadian investment tax credit carryforwards of approximately $29,400 that begin to expire in 2024. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of December 31, 2015, we have not completed a formal study to determine whether there are 382 limitations that apply.

As of December 31, 2015, we have received $2.9 million in refunds through scientific research and experimental development tax credits through our consolidated subsidiary in Canada.

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

We are also exposed to market risk from the potential increase in short-term U.S. interest rates under our Loan Agreement with Horizon and Fortress. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month LIBOR exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%. Since the one month LIBOR Rate has been less than 0.50% since the Loan Agreement was executed in September 2014, our interest rate has been and is currently 9.25%. If the one month LIBOR Rate increases to 2.0% or greater, the interest expense we will incur under the Loan Agreement will increase by $375,000 per year.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the financial statement schedule required by this item, together with the report of our independent registered public accounting firm and the notes to our financial statements, appear on pages F-1 through F-32 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our vice president of finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table sets forth the name, age and position of each of our executive officers and directors as of March 23, 2016.

Name	Age	Position
Jeffrey D. Abbey	54	President, Chief Executive Officer and Director
Charles A. Nicolette, Ph.D.	53	Chief Scientific Officer and Vice President of Research and Development
Frederick M. Miesowicz, Ph.D.	67	Chief Operating Officer and Vice President of Manufacturing
Lee F. Allen, M.D., Ph.D.	64	Chief Medical Officer
Lori R. Harrelson	46	Vice President of Finance
Joan C. Winterbottom	59	Chief Human Resources Officer
Hubert Birner, Ph.D.(1)(3)	49	Chairman of the Board of Directors
Robert F. Carey(1)	57	Director
Andrei Petrov(2)(3)	42	Director
Sander van Deventer M.D., Ph.D.	61	Director
Philippe Van Holle(1)(2)	61	Director
Alexey Vinogradov, Ph.D.	42	Director

______________

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

Lee F. Allen, M.D., Ph.D. has served as our Chief Medical Officer since January 2016. Prior to joining us, Dr. Allen served as Chief Medical Officer for Spectrum Pharmaceuticals from April 2013 to January 2016. Dr. Allen also served as Chief Medical Officer at AMAG Pharmaceuticals from August 2007 to March 2013, and was Executive Vice President of Medical Development from 2009 to 2013 and Senior Vice President of Medical Development from 2007 to 2009. Dr. Allen has also served in clinical leadership roles in the Division of Hematology/Oncology at the University of Utah Health Sciences’ Huntsman Cancer Institute and Duke University Medical Center. He earned a Ph.D. in pathology and an M.D. from the University of Medicine and Dentistry of New Jersey, and trained in Internal Medicine and Hematology/Oncology at the Duke University Medical Center.

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

Joan C. Winterbottom has served as our Chief of Human Resources Officer since February 2015. From August 2012 to February 2014, she served as Senior Vice President, Human Resources at Amicus Therapeutics, Inc. From August 2011 to August 2012, she served as Senior Vice President, Human Resources at Savient Pharmaceuticals, Inc. Prior to joining Savient, Ms. Winterbottom held a variety of human resources leadership roles at Johnson & Johnson from 2001 to 2011, most recently as Vice President of Human Resources for the Global Over-the-Counter/Nutritionals/Wellness and Prevention global business unit. During her time at Johnson & Johnson, she also served as Vice President of Human Resources for McNeil Consumer Healthcare and World Wide Director, Head of Human Resources for Biologics, Immunology, and Oncology Research & Development. Earlier in her career, Ms. Winterbottom held human resources positions of increasing responsibility in various financial services companies. Ms. Winterbottom earned a B.S. in business and economics from Lehigh University, and a graduate certification in organization development from Saint Joseph's University.

Hubert Birner, Ph.D. has served as chairman of our board of directors since 2005 and a member of our board of directors since 2001. Dr. Birner joined the Munich office of TVM Capital, a venture capital firm and affiliate of Argos, as an investment manager in 2000 and currently serves as the Managing Partner of the firm. From 1998 to 2000, Dr. Birner served as head of European business development and director of marketing for Germany at Zeneca Agrochemicals, a biopharmaceutical company. Prior to joining Zeneca Agrochemicals, Dr. Birner served as a management consultant in McKinsey & Company’s European healthcare and pharmaceutical practice. Dr. Birner currently serves on the board of directors of Proteon Therapeutics, Inc. and SpePharm Holdings BV. Dr. Birner previously served on the board of directors of Horizon Pharma, Inc., Bioxell SA, Evotec AG, Probiodrug AG and Jerini AG. Dr. Birner received an M.B.A. from Harvard Business School and a doctorate in biochemistry from Ludwig-Maximilians University in Munich, Germany. His doctoral thesis was honored with the Hoffmann-La Roche prize for outstanding basic research in metabolic diseases. We believe that Dr. Birner is qualified to serve as chairman of our board of directors due to his extensive experience with biopharmaceutical companies and his years of experience providing strategic and advisory services to pharmaceutical and biotechnology companies as a lead director and investor.

Robert F. Carey has served as a member of our board of directors since September 2015. Mr. Carey has been executive vice president, chief business officer for Horizon Pharma plc since March 2014. Prior to that, Mr. Carey served as managing director and head of the healthcare investment banking group at JMP Securities LLC, a full-service investment bank from March 2003 to March 2014. Prior to JMP, Mr. Carey was a managing director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities International, Inc.. Mr. Carey also has held roles at Red Hen Bread, InStadium, Shearson Lehman Hutton and Ernst & Whinney. Mr. Carey received his B.S. in accounting from the University of Notre Dame. We believe that Mr. Carey is qualified to serve on our board of directors due to his valuable and relevant healthcare investment banking experience with financings, mergers, acquisitions and global expansion and other strategic transactions as well as his role as a CPA supporting the audits of public and private corporations, which we expect will assist Mr. Carey in fulfilling his duties as chair of our audit committee.

Andrei Petrov, Ph.D. has served as a member of our board of directors since August 2013. Dr. Petrov has been the Chief Scientific Officer of International Biotechnology at Center Generium, a private scientific research and drug development company, since 2011, and the Chief Executive Officer of CJSC ‘Kollectsiya,’ a venture investment company, since 2013. From 2008 to 2011, Dr. Petrov served as Senior Scientist at CJSC Masterclone, a drug discovery and development company. Dr. Petrov has also served as a member on the board of directors of Affitech A/S since 2010, as a member on the board of directors of co.don AG from 2012 to 2015 and as a member on the board of directors of EnGene Inc. since 2015. We believe that Dr. Petrov is qualified to serve on our board of directors due to his extensive experience in drug discovery and development, international collaboration and co-development as well his business development skills in mergers, acquisitions and licensing deals.

Sander van Deventer, M.D., Ph.D. has served as a member of our board of directors since 2001. Dr. van Deventer has been a General Partner of Forbion Capital Partners (formerly ABN AMRO Capital), an affiliate of Argos, since 2006. From 2008 to 2009, he served as the Chief Executive Officer of Amsterdam Molecular Therapeutics, or AMT, a gene therapy company that he co-founded in 1998. He has also served as a member of AMT’s board of directors since 2007 and as a member of the board of directors of UniQure since February 2014. Dr. van Deventer has also served as a Professor of Translational Gastroenterology at Leiden University since 2008. He received an M.D. and Ph.D. from the University of Amsterdam. We believe that Dr. van Deventer is qualified to serve on our board of directors due to his experience as a founder of a biopharmaceutical company and his expertise in clinical development.

Philippe Van Holle has served as a member of our board of directors since November 2014. Mr. Van Holle held the position of Senior VP Global Human Resources at Celgene Corporate HQ in Summit, New Jersey from January 2013 to October 2014. From January 2012 until December 2012, he held the position of Chairman International in Celgene. He was President EMEA since November 2008, after building the European organization as Head of Europe since January 2006. Mr. Van Holle served as Vice President Northern Europe for the Genzyme Corporation from September 2001 to December 2005. Previously, he had been Vice President Global Marketing at Baxter International, for the Renal Division, which he joined in 1998. He was Vice President Marketing, Amgen Europe from 1989 to 1997. He received his undergraduate degree in Econometrics at the Antwerp University St. Ignatius, Belgium in 1976 and a M.B.A from the Cornell University. We believe that Mr. Van Holle is qualified to serve on our board of directors due to his experience in the biopharmaceutical industry and as a senior executive.

Alexey Vinogradov, Ph.D. has served as a member of our board of directors since February 2014. Dr. Vinogradov has served as a Managing Partner of CJSC Kollektsiya, or Inbio Ventures, a management company for Pharmstandard International, S.A., an affiliate of Argos, since 2012. Prior to joining Inbio Ventures, from 2009 to 2012, Dr. Vinogradov served as Investment Manager at Bioprocess Capital Partners, Russia’s first venture capital fund, specializing in life sciences and drug discovery. From 2004 to 2009, Dr. Vinogradov was employed by the International Science and Technology Center, where he provided consulting and investment support to early-stage biotechnology companies. From 2002 to 2004, Dr. Vinogradov was employed by Core-Biotech, a private company specialized in industrial biotechnology. Dr. Vinogradov received a Ph.D. in biochemistry from Moscow State University and completed a post-doctoral fellowship at Wageningen University (the Netherlands). We believe that Dr. Vinogradov is qualified to serve on our board of directors due to his experience in the venture capital and biopharmaceutical industries and his scientific background.

Board Composition and Election of Directors

Our board of directors is currently authorized to have up to seven members. In accordance with the terms of our certificate of incorporation and bylaws, our board of directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	the class I directors are Sander van Deventer, M.D., Ph.D. and Alexey Vinogradov, Ph.D., and their term expires at our annual meeting of stockholders to be held in 2018;

•	the class II directors are Hubert Birner, Ph.D. and Robert F. Carey, and their term expires at our annual meeting of stockholders to be held in 2016; and

•	the class III directors are Jeffrey D. Abbey, Andrei Petrov and Philippe Van Holle, and their term expires at our annual meeting of stockholders to be held in 2017.

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

Applicable NASDAQ rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable NASDAQ rules, a director only qualifies as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a listed company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

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

Audit Committee

The current members of our audit committee are Hubert Birner, Ph.D., Robert F. Carey and Philippe Van Holle. Mr. Carey chairs our audit committee. Jean Lamarre served as a member of our audit committee in 2015 until September 2015 at which time he ceased to serve as a member of our board of directors.

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

Our board of directors has determined that Mr. Carey is an “audit committee financial expert” as defined in applicable SEC rules and qualifies as independent for audit committee members as defined under applicable NASDAQ rules.

Compensation Committee

The current members of our compensation committee are Andrei Petrov and Philippe Van Holle. Brian J. Underdown served as chair of our compensation committee in 2015 and 2016 until March 14, 2016 at which time he ceased to serve as a member of our board of directors.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Hubert Birner, Ph.D. and Andrei Petrov, Ph.D. Dr. Birner chairs our nominating and corporate governance committee. Brian J. Underdown served as chair of our nominating and governance committee in 2015 and 2016 until March 14, 2016 at which time he ceased to serve as a member of our board of directors. Our nominating and corporate governance committee’s responsibilities include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Based solely on our review of copies of such filings by our directors, executive officers, and 10% shareholders, or written representations from certain of those persons, we believe that all filings required to be made by those persons during fiscal 2015 were timely made, except for late filings by each of Messrs. Abbey and Nicolette and Mrs. Winterbottom. Each of these officers inadvertently filed a Form 4 reporting acquisitions of common stock after the deadline due to administrative errors.

Item 11. Executive Compensation

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2015. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place into perspective the data presented in the tables and narrative that follow. Our “named executive officers” for 2015 were:

•	Jeffrey D. Abbey, our president and chief executive officer;

•	Charles A. Nicolette, Ph.D., our vice president of research and development and chief scientific officer; and

•	Joan C. Winterbottom, our chief of human resources officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Jeffrey D. Abbey(4)	2015	450,000	202,500	714,502	6,911	1,373,913
President and Chief Executive Officer	2014	379,788	163,800	482,991	16,632	1,043,211
Charles A Nicolette, Ph.D.	2015	325,000	108,875	446,564	9,267	889,706
Vice President of Research and Development and Chief Scientific Officer	2014	294,327	88,200	160,902	8,117	551,546
Joan C. Winterbottom(5)	2015	247,244	73,270	561,589	27,070	909,173
Chief of Human Resources Officer	2014	—	—	—	—	—

____________________

(1)	In lieu of paying annual cash bonuses for 2015, in January 2016 we granted restricted stock awards to our executive officers, including 90,401 shares to Mr. Abbey, 48,604 shares to Dr. Nicolette and 32,709 shares to Ms. Winterbottom. The number of shares granted to each named executive officer was calculated by dividing the amount of the 2015 annual cash bonus that would otherwise have been paid by the closing price of our common stock on January 8, 2016. Each of the restricted stock awards is subject to a lapsing right of repurchase in our favor, which right will lapse with respect to 100% of the underlying shares of each award on November 20, 2016, assuming such executive is still providing services to us on such date.

(2)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification, or ASC, Topic 718. See Notes 2 and 12 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data” regarding assumptions underlying the valuation of equity awards.

(3)	The amounts reported in the “All Other Compensation” column reflect, for each named executive officer, the sum of the incremental cost to us of all perquisites and other personal benefits and are comprised of post-tax insurance earnings. The amount reported in this column for Ms. Winterbottom for 2015 also includes $24,154 in temporary living expenses paid on behalf of Ms. Winterbottom.

(4)	Mr. Abbey serves as a member of our board of directors but does not receive any additional compensation for his service as a director.

(5)	Ms. Winterbottom was appointed as our chief of human resources officer in February 2015.

Narrative Disclosure to Summary Compensation Table

The primary elements of our executive compensation program are:

•	base salary;

•	annual cash bonuses; and

•	equity incentive awards.

We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we have not adopted any formal policies or guidelines for allocating compensation among these elements.

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. In 2015, we paid an annual base salary of $450,000 to Mr. Abbey, $325,000 to Dr. Nicolette and $290,000 to Ms. Winterbottom. These annual base salaries have not been increased for 2016.

Annual Bonus. In addition to base salaries, our executive officers are eligible to receive annual discretionary cash bonuses based on the achievement of corporate objectives and individual performance. Bonuses are typically prorated on a monthly basis, as applicable, for executive officers who commence employment after the beginning of the year. Our executive officers’ annual bonus opportunities are generally set as a specified percentage of annual base salary. The 2015 annual target bonus amount for each of our current executive officers was 60% of base salary for Mr. Abbey, 40% of base salary for Dr. Nicolette and 35% of base salary for Ms. Winterbottom. In determining annual bonuses, we have generally attributed 85% of the target bonus to the achievement of specified corporate objectives and 15% to the individual’s effectiveness in helping us achieve our corporate objectives or other individual performance criteria. The annual corporate objectives are recommended by our chief executive officer and approved by the compensation committee and the board of directors. Historically, annual bonuses have been determined by the compensation committee and ratified by the non-employee directors in December of each year and paid by the end of December of the year in which they were determined. Due to the limitations on our cash resources, in lieu of annual cash bonuses to our named executive officers for 2015, we granted to each of our named executive officers restricted stock awards under our 2014 stock incentive plan having a value based on the closing market price on January 8, 2016 equal to $202,500 (90,401 shares) to Mr. Abbey, $108,875 (48,604 shares) to Dr. Nicolette and $73,270 (32,709 shares) to Ms. Winterbottom. Each of the restricted stock awards is subject to a lapsing right of repurchase in our favor, which will lapse with respect to 100% of the underlying shares on November 20, 2016, assuming such executive is still providing services to us on such date.

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

We award stock options broadly to our employees, including to our non-executive employees. Grants to our executives and other employees are made at the discretion of our board of directors and are not made at any specific time period during a fiscal year. All of our named executive officers have received stock option grants under our 2008 stock incentive plan or our 2014 stock incentive plan, each of which is described below. No further options may be granted under the 2008 plan.

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

Outstanding Equity Awards at 2015 Fiscal Year End

The following table provides information about outstanding stock options held by each of our named executive officers at December 31, 2015. All of the listed options were granted under our 2014 and 2008 stock incentive plans.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Jeffrey D. Abbey	14,175	(1)	—		4.20	(8)	7/2/18
	5,706	(2)	—		4.20	(8)	12/5/18
	50,425	(3)	—		4.20	(8)	12/10/20
	63,452	(4)	—		4.20	(8)	4/10/22
	45,602	(5)	—		4.20	(8)	12/11/22
	201,102	(6)	185,016	(6)	5.82		11/1/23
	33,376	(7)	30,706	(7)	5.82		11/11/23
	20,683	(9)	37,717	(9)	6.09		7/27/24
	—	(10)	87,600	(10)	6.09		7/27/24
	—	(11)	120,000	(11)	7.80		6/17/25
Charles A. Nicolette, Ph.D.	14,640	(1)	—		4.20	(8)	7/2/18
	5,893	(2)	—		4.20	(8)	12/5/18
	14,619	(3)	—		4.20	(8)	12/10/20
	31,726	(4)	—		4.20	(8)	4/10/22
	22,801	(5)	—		4.20	(8)	12/11/22
	84,189	(6)	77,454	(6)	5.82		11/1/23
	14,833	(7)	13,648	(7)	5.82		11/11/23
	6,375	(9)	11,625	(9)	6.09		7/27/24
	—		27,000	(10)	6.09		7/27/24
	—		75,000	(11)	7.80		6/17/25
Joan C. Winterbottom	—		65,000	(12)	9.01		2/25/25
	—		20,000	(13)	6.21		9/18/25

104

___________________

(1)	This option was granted on July 2, 2008 and vested as to 50% of the shares on the date of grant, and as to the remaining 50% of the shares in equal amounts monthly over the two year period commencing on April 1, 2008.

(2)	This option was granted on December 5, 2008 and vested in specified increments over a two-year period ending on April 1, 2010.

(3)	This option was granted on December 10, 2010. This option vested in equal monthly installments over a four year period, with the first installment vesting on February 24, 2010, provided that recipient continued to provide services to us over such period.

(4)	This option was granted on April 10, 2012 and vested as to 1/3 of the shares on the date of grant, and as to the remaining 2/3 of the shares vesting in equal amounts monthly over the three year period commencing on April 10, 2012, provided that the recipient continued to provide services to us over such period.

(5)	This option was granted on December 11, 2012 and vested as to 50% of the shares on the date of grant, and as to the remaining 50% of the shares vesting in equal amounts monthly over the two year period commencing on October 31, 2012, provided that the recipient continued to provide services to us over such period.

(6)	This option was granted on November 1, 2013 and vested as to 25% on November 1, 2014, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on November 1, 2014, provided that the recipient continues to provide services to us over such period.

(7)	This option was granted on November 11, 2013 and vested as to 25% on November 1, 2014, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on November 1, 2014, provided that the recipient continues to provide services to us over such period.

(8)	In April 2012, our board of directors approved the repricing of stock options that had exercise prices between $10.86 and $36.66 per share, including this option, to the then estimated fair value of our common stock, determined to be an exercise price of $4.20 per share.

(9)	This option was granted on July 28, 2014 and vested as to 25% of the shares on July 1, 2015, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on July 1, 2015, provided that the recipient continues to provide services to us over such period.

(10)	These options were granted on July 28, 2014 and vest based on the achievement of various individual performance and market targets at various dates through December 31, 2017, provided that the recipient continues to provide services to us through the individual target measurement date.

(11)	These options were granted on June 17, 2015 and will vest as to 25% of the shares on June 1, 2016, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on June 1, 2016, provided that the recipient continues to provide services to us over such period.

(12)	This option was granted on February 25, 2015 and vested as to 25% of the shares on February 1, 2016, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on February 1, 2016, provided that the recipient continues to provide services to us over such period.

(13)	This option was granted on September 18, 2015 and vests as to 25% of the shares on September 1, 2016, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on September 1, 2016, provided that the recipient continues to provide services to us over such period.

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

Each named executive officer is eligible to receive an annual performance cash bonus under his or her employment agreement based on the achievement of corporate objectives and the named executive officer’s individual performance, which is determined by our board of directors in its sole discretion. The bonus opportunity is calculated as a percentage of the named executive officer’s then annual base salary. For the year ended December 31, 2015, the target annual bonus for each named executive officer was 60% for Mr. Abbey, 40% for Dr. Nicolette and 35% for Ms. Winterbottom. These target bonuses are also in effect for the year ending December 31, 2016. Each named executive officer must be employed on the date the bonus is paid in order to be eligible for and receive his or her annual bonus.

Potential Payments upon Termination or Change in Control

Upon execution and effectiveness of a separation agreement and release of all claims, each named executive officer is entitled to severance payments if his or her employment is terminated under specified circumstances pursuant to the terms of his or her employment agreement.

If we terminate Mr. Abbey’s or Dr. Nicolette’s employment without cause or if each such named executive officer terminates his employment with us for good reason in accordance with the terms of his employment agreement, he is entitled to receive from us an amount equal to nine months of his then annual base salary, payable in nine equal monthly installments in accordance with our payroll practices, and standard health insurance coverage for a period of nine months, subject to such benefits being available to non-employees. If we terminate Ms. Winterbottom’s employment without cause or if she terminates her employment with us for good reason in accordance with the terms of her employment agreement, she is entitled to receive from us an amount equal to six months of her then annual base salary, payable in six equal monthly installments in accordance with our payroll practices, and standard health insurance coverage for a period of six months, subject to such benefits being available to non-employees. If his or her standard health insurance coverage is not available to non-employees under our company sponsored plan, we will reimburse the named executive officer in an amount equal to the cost of the premium for coverage under a medical plan at the same level and on the same terms and conditions in place immediately before his or her termination.

If we terminate the named executive officer’s employment without cause or if the named executive officer terminates his or her employment with us for good reason in accordance with the terms of his or her employment agreement, in either case within 90 days before or six months after a “change in control event” as defined in our 2008 stock incentive plan, and such event also constitutes a “change in control event” within the meaning of the regulations promulgated under Section 409A of the Internal Revenue Code, as amended, or the Code, Mr. Abbey and Dr. Nicolette will be entitled to receive the payments and benefits specified above for a period of 15 months rather than nine months and Mrs. Winterbottom will be entitled to receive the payments and benefits for a period of six months. Additionally, in such circumstances, Mr. Abbey and Dr. Nicolette will each be entitled to receive an amount equal to 15 months of his target bonus for the year in which his employment terminates, payable in 15 equal monthly installments in accordance with our payroll practices and Mrs. Winterbottom will be entitled to six months of her target bonus payable in six monthly installments.

Under Mr. Abbey’s and Dr. Nicolette’s employment agreements, effective upon the closing of our IPO in February 2014 and for a period of four years from such date, to the extent that any payment, benefit or distribution, or combination thereof, by us or any of our affiliates to the executive officer pursuant to his employment agreement or any other agreement, plan or arrangement would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed under Section 4999 of the Code, Mr. Abbey and Dr. Nicolette, as applicable, will be entitled to receive a “gross-up” payment equal to the sum of such excise tax and related interest or penalties, plus the amount necessary to put him in the same after-tax position that he would have been in had he not incurred any tax liability under Section 4999 of the Code. After such four-year period, the applicable executive officer will not be entitled to any such “gross up” payment associated with any “parachute payment” or excise tax.

If required by Section 409A of the Code, the payments we are required to make to each named executive officer in the first six months following the termination of such named executive officer’s employment under such employment agreement will be made as a lump sum on the date that is six months and one day following such termination.

Under the terms of the stock options granted to our named executive officers prior to 2013 under our 2008 stock incentive plan, upon a “change of control event” as defined in our 2008 stock incentive plan, all unvested portions of any outstanding options held by them will vest in full. Under the terms of the stock options granted to our named executive officers in 2013 under our 2008 stock incentive plan, upon a “change of control event” all unvested portions of any outstanding options held by them will vest in full if we terminate the named executive officer’s employment without cause or if the named executive officer terminates his or her employment with us for good reason, in each case within ninety days before or six months after the “change in control event.”

2014 Stock Incentive Plan

In January 2014, our board of directors adopted and our stockholders approved the 2014 stock incentive plan, which became effective immediately prior to the closing of our IPO, which occurred in February 2014. The 2014 stock incentive plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the plan, the number of shares of our common stock that were reserved for issuance under the 2014 stock incentive plan was the sum of 1,951,182 shares, plus such number of shares of our common stock (up to 357,841 shares) as was equal to the sum of the number of shares of common stock reserved for issuance under the 2008 stock incentive plan that remained available for grant under the 2008 stock incentive plan immediately prior to the closing of our IPO and the number of shares of common stock subject to outstanding awards under the 2008 stock incentive plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right, plus an annual increase, to be added on the first day of the 2015 fiscal year and each subsequent anniversary through January 1, 2024, equal to the lowest of 2,309,023 shares of our common stock, 4% of the number of our outstanding shares on the first day of each such fiscal year and an amount determined by our board of directors. On January 1, 2015, an additional 589,722 shares of common stock were authorized for issuance under the 2014 stock incentive plan, and on January 1, 2016, an additional 865,660 of common stock were authorized for issuance under the 2014 stock incentive plan.

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

As of January 1, 2016, options to purchase 1,627,153 shares of our common stock, at a weighted average exercise price per share of $7.05 were outstanding under the 2014 stock incentive plan.

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

As of January 1, 2016, options to purchase 1,691,388 shares of our common stock, at a weighted average exercise price per share of $5.45, were outstanding under the 2008 stock incentive plan.

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

2014 Employee Stock Purchase Plan

In January 2014, our board of directors adopted and our stockholders approved the 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which became effective immediately prior to the closing of our IPO. Under the 2014 ESPP, as of January 1, 2016, an aggregate of 312,998 shares of the Company’s common stock are reserved for issuance. Our compensation committee administers the 2014 ESPP.

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

Our non-employee director compensation policy is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. It provides for non-employee directors to receive an option grant of 11,000 shares upon election to the board, which will vest in equal quarterly installments over a term of three years so long as such person continues to serve as a director; an annual option grant of 5,500 shares upon the annual meeting of stockholders, which will vest in equal quarterly installments over a term of one year so long as such person continues to serve as a director; an annual retainer of $35,000; and a supplemental retainer of $25,000 in the event such director is the chairman or lead director. If the non-employee director is a member of our audit or compensation committee, he or she would receive an additional $5,000 retainer, which would be increased to $10,000 if such director was serving as the chair of such committee. If the non-employee director is a member of our governance and nominating committee, he or she would receive an additional $2,500 retainer, which would be increased to $5,000 if such director was serving as the chair of such committee.

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

Fiscal 2015 Compensation of Non-Employee Directors

Our non-employee directors received the following aggregate amounts of compensation in respect of the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
	($)	($)	($)
Hubert Birner, Ph.D.	70,000	32,748	102,748
Robert F. Carey	12,717	51,247	63,964
Jean Lamarre (2)	31,249	32,748	63,997
Andrei Petrov	42,500	32,748	75,248
Brian J. Underdown, Ph.D.	44,999	32,748	77,747
Sander van Deventer, M.D., Ph.D.	35,000	32,748	67,748
Philippe Van Holle	45,000	32,748	77,748
Alexey Vinogradov, Ph.D.	35,000	32,748	67,748

___________________

(1)	The amounts shown in this column reflect the aggregate grant date fair value of the stock awards and option awards granted to our non-employee directors computed in accordance with FASB ASC Topic 718. The assumptions made in determining the fair values of our stock awards and option awards are set forth in Notes 2 and 12 to our 2015 Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Mr. Lamarre resigned from our board of directors in September 2015.
(3)	Dr. Underdown resigned from our board of directors in March 2016.

As of December 31, 2015, our non-employee directors as of such date held the following numbers of stock options, all of which were granted under the 2014 Plan:

Name	Option Awards
Hubert Birner, Ph.D.	16,500
Robert F. Carey	11,000
Andrei Petrov	16,500
Brian J. Underdown, Ph.D.	16,500
Sander van Deventer, M.D., Ph.D.	16,500
Philippe Van Holle	16,500
Alexey Vinogradov, Ph.D.	16,500

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company. The current members of our compensation committee are Andrei Petrov and Philippe Van Holle. Brian Underdown served as a member and the chair of our compensation committee until March 14, 2016, at which time he ceased to serve as a member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information relating to our equity compensation plans as of December 31, 2015.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column) (1)
Equity compensation plans approved by security holders	3,401,322	$6.31	1,975,150
Equity compensation plans not approved by security holders	—	—	—
Total	3,401,322	$6.31	1,975,150

(1)	Reflects the total number of shares of our common stock available for issuance under the 2014 Plan and the 2014 ESPP as of December 31, 2015. Our 2014 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year starting in the 2015 fiscal year and on each subsequent anniversary through January 1, 2024, equal to the lowest of 2,309,023 shares of our common stock, 4% of the number of our outstanding shares of common stock on the first day of each such fiscal year or an amount determined by our board of directors. On January 1, 2016, 865,660 additional shares of our common stock were authorized for issuance under the 2014 stock incentive plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock, as of March 23, 2016 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 23, 2016 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Except as otherwise set forth in the footnotes below, the address of the beneficial owner is c/o Argos Therapeutics, Inc., 4233 Technology Drive, Durham, North Carolina 27704. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Pharmstandard International S.A.(1)	9,108,234	34.15%
Entities affiliated with Forbion(2)	3,993,198	15.36%
Wasatch Advisors, Inc.(3)	2,407,011	9.48%
TVM V Life Science Ventures GmbH & Co. KG(4)	1,792,561	7.04%
Directors and Named Executive Officers:
Andrei Petrov(5)	17,375	*
Alexey Vinogradov, Ph.D.(6)	14,375	*
Sander van Deventer, M.D., Ph.D.(7)	4,005,573	15.40%
Hubert Birner, Ph.D.(8)	1,804,936	7.08%
Philippe Van Holle(9)	54,725	*
Robert Carey(10)	1,833	*
Jeffrey D. Abbey(11)	597,696	2.32%
Joan C. Winterbottom(12)	53,417	*
Charles A. Nicolette, Ph.D.(13)	281,873	1.10%
All executive officers and directors as a group (12 persons)(14)	16,241,659	61.64%

__________________

(1)	The address of Pharmstandard International S.A. is 65, Boulevard Grande Duchesse Charlotte, L-1331 Luxembourg, Grand Duchy of Luxembourg. Consists of (i) 7,769,083 shares of common stock and (ii) warrants to purchase 1,339,151 shares of common stock. Pharmstandard International S.A. is a wholly owned subsidiary of Public Joint Stock Company “Pharmstandard.” As the parent entity, Public Joint Stock Company “Pharmstandard” has voting and investment control over the shares of the Company held by Pharmstandard International S.A.

(2)	The address of Forbion is Gooimeer 2-35 1411 DC Naarden, the Netherlands. Consists of (i) 1,254,388 shares of common stock held by Coöperatieve AAC LS U.A., (ii) 1,195,756 shares of common stock held by Forbion Co-Investment II Coöperatief U.A., (iii) 881,745 shares of common stock held by ForArgos B.V. and (iv) warrants to purchase 661,309 shares of common stock held by ForArgos B.V. Forbion 1 Management B.V., the director of Cooperatieve AAC LS U.A. and ForArgos B.V., has voting and investment power over the shares and warrants held by Cooperatieve AAC LS U.A. and ForArgos B.V., which are exercised through Forbion 1 Management B.V.‘s investment committee, consisting of L.P.A. Bergstein, H. A. Slootweg, M. A. van Osch, G. J. Mulder and Sander van Deventer. None of the members of the investment committee has individual voting and investment power with respect to such shares, and the members disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. Forbion 1 Co- II Management B.V., the director of Forbion Co-Investment II Cooperatief U.A., has voting and investment power over the shares held by Forbion Co-Investment II Cooperatief U.A., which are exercised through Forbion 1 Co II Management B.V.‘s investment committee, consisting of L.P.A. Bergstein, H. A. Slootweg, M. A. van Osch, G. J. Mulder and Sander van Deventer. None of the members of the investment committee has individual voting and investment power with respect to such shares, and the members disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein.

(3)	Reference is hereby made to the Schedule 13G/A filed by Wasatch Advisors, Inc. on February 16, 2016 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Consists of (i) 2,350,949 shares of common stock and (ii) warrants to purchase 56,062 shares of common stock. Wasatch Advisors, Inc.'s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of February 28, 2015.

(4)	The address of TVM V Life Science Ventures GmbH &Co. KG is Ottostr. 4, 80333 Munich, Germany. Consists of (i) 1,654,788 shares of common stock and (ii) warrants to purchase 137,773 shares of common stock. The shares and warrants represented here are directly held by TVM V Life Science Ventures GmbH & Co. KG (“TVM V”), the managing limited partner of which is TVM V Life Science Ventures Management GmbH & Co. KG (“TVM V Management”), for which Hubert Birner, Stefan Fischer, Alexandra Goll and Alex Polack, each a member of the investment committee of TVM V Management, share voting and investment authority over the shares held by TVM V. Each of TVM V Management, Hubert Birner, Stefan Fischer, Alexandra Goll and Alex Polack disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest therein, if any.

(5)	Consists of (i) 5,000 shares of common stock owned directly and (ii) 12,375 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(6)	Consists of (i) 2,000 shares of common stock owned directly and (ii) 12,375 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(7)	Consists of (i) 3,993,198 shares of common stock beneficially owned by Forbion as described in footnote (2) above and (ii) 12,375 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(8)	Consists of (i) 1,792,561 shares of common stock beneficially owned by TVM V as described in footnote (4) above and (ii) 12,375 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(9)	Consists of (i) 45,100 shares of common stock and (ii) 9,625 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(10)	Consists of 1,833 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(11)	Consists of (i) 110,196 shares of common stock and (ii) 487,500 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(12)	Consists of (i) 34,459 shares of common stock and (ii) 18,958 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(13)	Consists of (i) 65,119 shares of common stock and (ii) 216,754 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

(14)	Includes (i) 15,224,717 shares of common stock and (ii) 1,035,900 shares of common stock issuable upon exercise of options that are exercisable as of March 23, 2016 or will become exercisable within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2015, we engaged in the following transactions, in which the amount involved in the transaction exceeds $120,000 with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as we could have obtained from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Item 11. Executive Compensation.”

Participation in our PIPE Financing

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing will take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375.  At the second closing, we have agreed to sell and the investors have agreed to purchase, for an additional purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche.  The second closing is conditioned on the independent data monitoring committee for the ADAPT trial at or following the independent data monitoring committee’s next regular meeting (currently scheduled for June 2016) recommending that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data.  The warrants to be issued in each closing will have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, has also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, including the independent data monitoring committee having made a recommendation at or following its next regular meeting after the June 2016 independent data monitoring committee meeting (currently anticipated to be held in November or December 2016), that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data, and our cash position at such time, Pharmstandard shall purchase at the third closing up to approximately $10.3 million of shares of common stock (without warrants) at a price per share to be determined pursuant to an agreed upon formulation.  The dollar amount committed to be purchased by Pharmstandard at the third closing is subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations.  All three closings are subject to the satisfaction of certain customary closing conditions.

The number of shares and warrants that each of our principal stockholders purchased and the aggregate purchase price paid for such shares and warrants is set forth in the table below.

Name	Shares Purchased in the Initial Closing	Shares of Common Stock Underlying Warrants Purchased in the Initial Closing	Purchase Price
Pharmstandard International S.A.	1,785,534	1,339,151	$9,720,000
Entities affiliated with Forbion	881,745	661,309	$4,799,999
Entities affiliated with Lummy (Hong Kong) Co. Ltd.	726,704	545,028	$3,955,995
TVM V Life Science Ventures GmbH & Co. KG	183,697	137,773	$1,000,001
Entities affiliated with Wasatch Advisors, Inc.	74,750	56,062	$406,920

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

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has been approved by our Audit Committee to act as our independent registered public accounting firm for the year ending December 31, 2016.

Audit and other fees billed to us by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Audit Fees (1)	$314,906	$379,974
Audit-Related Fees (2)	—	—
Tax Fees (3)	3,167	—
All Other Fees (4)	—	—
Total Fees for Services Provided	$318,073	$379,974

(1)	Audit fees include fees associated with the annual audit, reviews of interim financial statements included in SEC registration statements, accounting and reporting consultations and audits conducted under OMB Circular A-133.

(2)	There were no audit-related fees for the years ended December 31, 2015 or 2014.

(3)	Consisted of tax fees related to our Canadian subsidiary, DC Bio for the year ended December 31, 2015. There were no tax fees for the year ended December 31, 2014.

(4)	Other fees include fees billed for other services rendered not included within Audit Fees, Audit Related Fees or Tax Fees. There were no other fees for the years ended December 31, 2015 or 2014.

PricewaterhouseCoopers LLP did not perform any professional services related to financial information systems design and implementation for us in the year ended December 31, 2015 or 2014.

The Audit Committee has determined in its business judgment that the provision of non-audit services described above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

In 2014, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services to be provided by PricewaterhouseCoopers LLP, including audit services and permitted audit-related and non-audit services, must be preapproved by the Audit Committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Board of Directors preapproved all audit and non-audit services provided by PricewaterhouseCoopers LLP during years ended December 31, 2015 and 2014.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 30, 2016 in the capacities indicated.

Signature	Title	Date

/s/ Jeffrey D. Abbey Jeffrey D. Abbey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016

/s/ Lori R. Harrelson Lori R. Harrelson	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016

/s/ Hubert Birner, Ph.D. Hubert Birner, Ph.D.	Director	March 30, 2016

/s/ Robert F. Carey Robert F. Carey	Director	March 30, 2016

/s/ Andrei Petrov Andrei Petrov	Director	March 30, 2016

/s/ Sander van Deventer, M.D., Ph.D. Sander van Deventer, M.D., Ph.D.	Director	March 30, 2016

/s/ Philippe Van Holle Philippe Van Holle	Director	March 30, 2016

/s/ Alexey Vinogradov, Ph.D. Alexey Vinogradov, Ph.D.	Director	March 30, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

4.1	Specimen Stock Certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

4.2	Fifth Amended and Restated Registration Rights Agreement, dated as of August 9, 2013 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.1+	2008 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.4+	2014 Stock Incentive Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.6+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.7	Lease Agreement, dated as of January 16, 2001, between the Registrant and HCP MOP, as amended (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.8+	Employment Agreement between the Registrant and Jeffrey D. Abbey, dated December 9, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.9+	Employment Agreement between the Registrant and Charles A. Nicolette, dated December 9, 2013 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.10+	Employment Agreement between the Registrant and Frederick M. Miesowicz, dated December 9, 2013 (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.11+	Employment Agreement between the Registrant and Lori R. Harrelson, dated December 9, 2013 (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.12	Form of Indemnification Agreement between the Registrant and each director and executive officer (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.13†	Contract No. HHSN266200600019C, dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.14†	License Agreement, dated August 9, 2013, by and between the Registrant and Pharmstandard S.A. (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.15†	License Agreement, dated July 31, 2013, by and between the Registrant and Green Cross Corp. (filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.16†	License Agreement, dated July 28, 2011, by and between the Registrant and Celldex Therapeutics, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.17†	License Agreement, dated January 10, 2000, by and between the Registrant and Duke University, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.18	Acknowledgement Agreement, dated November 4, 2013, by and between the Registrant and Pharmstandard International S.A. (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.19+	2014 Employee Stock Purchase Plan (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.20	Lease Agreement, dated August 18, 2014, by and between by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 22, 2014 and incorporated herein by reference)

10.21

Venture Loan and Security Agreement, dated September 29, 2014, by and between the Registrant and Horizon Technology Finance Corporation and Fortress Credit Co LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.22

Form of Warrant to Purchase Common Stock, issued to Horizon Technology Finance Corporation on September 29, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.23	Form of Warrant to Purchase Common Stock, issued to Drawbridge Special Opportunities Fund LP on September 29, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.24	Development Agreement, dated October 29, 2014, by and between the Registrant and Invetech Lty Ltd (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2014 and incorporated herein by reference)

10.25	Development Agreement, dated January 5, 2015, by and between the Registrant and Saint-Gobain Performance Plastics Corporation (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.26	Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 20, 2015 and incorporated by reference)

10.27	Novated, Amended and Restated License Agreement effective as of October 1, 2014, by and between the Registrant and MEDcell Co., Ltd., as amended on December 28, 2015 and January 28, 2016 (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

10.28	Modification No. 11, effective September 18, 2014, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on November 16, 2015 and incorporated herein by reference)

10.29†	License Agreement, dated April 7, 2015, by and between the Registrant and Lummy (Hong Kong) Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on May 15, 2015 and incorporated herein by reference)

10.30†*	Master Process Development and Supply Agreement, dated December 22, 2015, by and between the Registrant and Cellscript, LLC

10.31*	Employment Agreement, dated February 3, 2015, by and between the Registrant and Joan Winterbottom

10.32	Securities Purchase Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.33	Form of Common Stock Warrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.34

Registration Rights Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 on December 30, 2013 and incorporated herein by reference)

23.1*	Consent of PriceWaterhouseCoopers, an independent registered public accounting firm

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Exhibit
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement required to be filed as exhibits hereto pursuant to Item 15(a) of Form 10-K.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Argos Therapeutics, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Argos Therapeutics, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 30, 2016

ARGOS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2015
Assets
Current assets
Cash and cash equivalents	$37,223,590	$6,163,144
Short-term investments	19,016,347	1,003,160
Restricted cash	—	740,000
Prepaid expenses	838,420	740,173
Deferred financing costs	309,927	93,503
Other receivables	129,019	73,818
Total current assets	57,517,303	8,813,798
Property and equipment, net	5,513,555	22,306,384
Restricted cash	1,325,000	—
Other assets	11,020	11,020
Total assets	$64,366,878	$31,131,202
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,860,491	$2,907,683
Other accrued expenses	1,405,378	3,676,846
Current portion of notes payable	30,885	1,578,284
Total current liabilities	3,296,754	8,162,813
Long-term portion of notes payable	19,796,545	30,821,761
Long-term portion of manufacturing research and development obligation	3,475,552	7,777,436
Long-term portion of facility lease obligation	3,380,223	7,249,627
Long-term deferred liabilities	3,066,000	5,321,000
Commitments	—	—
Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2014 and 2015; 0 shares issued and outstanding as of December 31, 2014 and 2015	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2014 and 2015; 19,657,412 and 21,641,509 shares issued and outstanding as of December 31, 2014 and 2015	19,657	21,642
Accumulated other comprehensive loss	(124,841)	(138,245)
Additional paid-in capital	235,627,174	250,873,875
Accumulated deficit	(204,170,186)	(278,958,707)
Total stockholders’ equity (deficit)	31,351,804	(28,201,435)
Total liabilities and stockholders’ equity (deficit)	$64,366,878	$31,131,202

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2014	2015
Revenue	$4,421,689	$1,974,019	$518,329
Operating expenses
Research and development	23,991,151	45,498,916	62,054,823
General and administrative	4,662,317	8,599,359	11,011,011
Total operating expenses	28,653,468	54,098,275	73,065,834
Operating loss	(24,231,779)	(52,124,256)	(72,547,505)
Other income (expense)
Interest income	7,184	66,580	25,382
Interest expense	(4,705)	(1,123,579)	(2,263,599)
Change in fair value of warrant liability	355,352	—	—
Investment tax credits	—	140,556	—
Other expense	(47,615)	(265,239)	(2,799)
Other income (expense), net	310,216	(1,181,682)	(2,241,016)
Net loss	(23,921,563)	(53,305,938)	(74,788,521)
Accretion of redeemable convertible preferred stock (See Note 15)	4,772,991	(863,226)	—
Less: Preferred stock dividend due to exchanges of preferred shares (See Note 15)	(14,726,088)	—	—
Net loss attributable to common stockholders	$(33,874,660)	$(54,169,164)	$(74,788,521)
Net loss attributable to common stockholders per share, basic and diluted	$(147.37)	$(3.12)	$(3.66)
Weighted average shares outstanding, basic and diluted	229,865	17,367,665	20,457,245

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2014	2015
Net loss	$(23,921,563)	$(53,305,938)	$(74,788,521)
Other comprehensive loss:
Foreign currency translation (loss)	(8,264)	(10,382)	(25,061)
Unrealized (loss) gain on short-term investments	—	(11,928)	11,657
Total comprehensive loss	$(23,929,827)	$(53,328,248)	$(74,801,925)

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2012	226,839	$227	$58,469,015	$(94,267)	$(126,942,685)	$(68,567,710)
Exercise of common stock options	1,379	2	5,791	—	—	5,793
Issuance of restricted stock	7,571	7	16,493	—	—	16,500
Issuance of common warrants	—	—	618,155	—	—	618,155
Distribution of shares to affiliates	(7)	—	—	—	—	—
Surrender of shares	(75)	—	—	—	—	—
Stock-based compensation	—	—	1,053,163	—	—	1,053,163
Reversal of prior accretion	—	—	5,657,638	—	—	5,657,638
Accretion of preferred stock	—	—	(884,647)	—	—	(884,647)
Exchange of preferred shares	—	—	(14,726,088)	—	—	(14,726,088)
Reduction of liquidation value	—	—	24,980,430	—	—	24,980,430
Cumulative translation adjustment	—	—	—	(8,264)	—	(8,264)
Net loss	—	—	—	—	(23,921,563)	(23,921,563)
Balance as of December 31, 2013	235,707	$236	$75,189,950	$(102,531)	$(150,864,248)	$(75,776,593)
Issuance of common stock	6,228,725	6,229	49,823,571	—	—	49,829,800
Common stock issuance costs	—	—	(6,391,588)	—	—	(6,391,588)
Exercise of common stock options	3,050	3	12,807	—	—	12,810
Conversion of warrants into common stock	1,679	1	(1)	—	—	—
Stock-based compensation	—	—	3,013,284	—	—	3,013,284
Accretion of preferred stock	—	—	(863,226)	—	—	(863,226)
Conversion of preferred stock into common stock	13,188,251	13,188	114,514,267	—	—	114,527,455
Issuance of warrants	—	—	328,110	—	—	328,110
Cumulative translation adjustment	—	—	—	(10,382)	—	(10,382)
Unrealized loss on short-term investments	—	—	—	(11,928)	—	(11,928)
Net loss	—	—	—	—	(53,305,938)	(53,305,938)
Balance as of December 31, 2014	19,657,412	$19,657	$235,627,174	$(124,841)	$(204,170,186)	$31,351,804
Issuance of common stock	1,906,194	1,906	10,679,526	—	—	10,681,432
Exercise of common stock options	44,548	46	201,042	—	—	201,088
Stock-based compensation	—	—	4,014,938	—	—	4,014,938
Issuance of common stock under employee stock purchase plan	33,355	33	207,183	—	—	207,216
Issuance of warrants	—	—	144,012	—	—	144,012
Cumulative translation adjustment	—	—	—	(25,061)	—	(25,061)
Unrealized gain on short-term investments	—	—	—	11,657	—	11,657
Net loss	—	—	—	—	(74,788,521)	(74,788,521)
Balance as of December 31, 2015	21,641,509	$21,642	$250,873,875	$(138,245)	$(278,958,707)	$(28,201,435)

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities
Net loss	$(23,921,563)	$(53,305,938)	$(74,788,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	611,421	566,117	680,444
Share-based compensation expense	1,081,186	3,013,283	4,014,938
Amortization of debt issuance costs	—	69,308	216,424
Amortization of debt discount	—	24,917	116,042
Interest accrued on long-term debt	—	693,114	25,732
Noncash interest expense	2,465	—	—
Decrease in fair value of warrant liability	(355,352)	—	—
Issuance of common stock as payment for research and development services	—	—	2,111,432
Issuance of restricted stock recorded as consulting expense	16,500	—	—
(Gain) loss on disposal of equipment	(50,835)	(1,710)	2,799
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	438,867	86,997	153,449
Deferred financing costs	(571,327)	—	—
Other assets	—	(10,471)	—
Accounts payable	181,965	543,419	(136,981)
Accrued expenses	1,244,940	(395,416)	796,684
Long-term portion of manufacturing research and development obligation	—	3,475,552	4,301,884
Long-term deferred liabilities	3,066,000	—	1,485,000
Net cash used in operating activities	(18,255,733)	(45,240,828)	(61,020,674)
Cash flows from investing activities
Purchase of property and equipment	(596,455)	(1,097,798)	(9,686,643)
Proceeds from sale of property and equipment	50,835	2,000	—
Purchases of short-term investments	(13,600,941)	(25,593,464)	(2,677,155)
(Payment to) receipt from restricted cash account securing letter of credit	—	(1,325,000)	585,000
Proceeds from maturity of short-term investments	4,090,000	20,225,000	20,702,000
Net cash (used in) provided by investing activities	(10,056,561)	(7,789,262)	8,923,202
Cash flows from financing activities
Proceeds from sale of common stock	—	49,829,800	8,570,000
Proceeds from sale of redeemable convertible preferred stock	47,409,867	—	—
Proceeds from issuance of common stock warrants	590,132	—	—
Stock issuance costs	(1,501,344)	(4,875,404)	—
Proceeds from issuance of notes payable with detachable common stock warrants	6,934,000	12,500,000	12,500,000
Debt issuance costs	—	(449,796)	—
Payment on long-term portion of facility lease obligation	—	—	(381,033)
Payments on notes payable	(34,934)	(51,481)	(35,480)
Proceeds from exercise of employee stock purchase plan rights	—	—	207,233
Proceeds from exercise of common stock options	5,793	12,810	201,067
Net cash provided by financing activities	53,403,514	56,965,929	21,061,787
Effect of exchange rates changes on cash	(8,115)	(10,219)	(24,761)
Net increase (decrease) in cash and cash equivalents	25,083,105	3,925,620	(31,060,446)
Cash and cash equivalents
Beginning of period	8,214,865	33,297,970	37,223,590
End of period	$33,297,970	$37,223,590	$6,163,144
Supplemental disclosure of cash flow information
Cash paid for interest	$512	$307,944	$1,648,707
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock for research and development services	$—	$—	$2,111,432
Conversion of preferred stock into common stock	$—	$114,527,695	$—
Preferred stock accretion	$(4,772,991)	$863,226	$—
Interest capitalized on construction-in-progress	$—	$—	$880,334
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$—	$2,658,958
Recognition of asset and facility lease obligation related to construction of new property	$—	$3,380,223	$4,250,437

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Accounting Policies

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

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of December 31, 2015, had an accumulated deficit of $279.0 million. Also, as of December 31, 2015, the Company’s current assets totaled $8.8 million compared with current liabilities of $8.2 million, and the Company had cash, cash equivalents and short-term investments of $7.2 million. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements for the year ended December 31, 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to seek to raise additional funds through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurance that the Company will be able to generate funds in these manners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and the Company could be forced to delay, reduce, terminate or eliminate its product development programs.

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

The Company prepares consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company also applies the following accounting policies when preparing its consolidated financial statements:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and DC Bio Corp., the Company’s Canadian wholly-owned subsidiary, an unlimited liability corporation incorporated in the Province of Nova Scotia. Significant intercompany transactions and accounts have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2014 and 2015, $36,973,590 and $5,913,144, respectively, in cash and cash equivalents was uninsured.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long lived assets. When indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. No such impairments have been recognized during the years ended December 31, 2013, 2014 or 2015.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, or ASC 605. The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

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

These collaboration agreements will be accounted for in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. This guidance requires the application of the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists; otherwise, third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately as the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

The Company’s license agreements with Pharmstandard International S.A. (“Pharmstandard”), Medinet Co., Ltd. (“Medinet”), Green Cross Corp. (“Green Cross”) and Lummy (Hong Kong) Co. Ltd. (“Lummy HK”) contain, and any future license agreements it enters into may also contain, milestone payments. Revenues from milestones, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation. Pharmstandard is considered a related party based on Pharmstandard’s ownership of stock of the Company.

The Company’s current license agreements with Pharmstandard, Medinet, Green Cross and Lummy HK provide for, and any future license agreements the Company may enter into may provide for royalty payments. Royalty revenue is recognized upon the sale of the related products, provided there are no remaining performance obligations under the arrangement. To date, the Company has not received any royalty payments.

In September 2006, the Company entered into a multi-year research contract with the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. This modification extended the NIH and NIAID’s commitment under the contract to July 2016. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

The Company recognizes revenue from reimbursements earned in connection with the contract as reimbursable costs are incurred and revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

For the years ended December 31, 2013, 2014 and 2015, the Company recorded revenue under this agreement of $4,421,689, $1,797,054 and $448,273, respectively. The Company has recorded total revenue of $37.3 million through December 31, 2015 under the NIH and NIAID agreement. As of December 31, 2015, there was up to $2.5 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2014 and 2015, the Company recorded a receivable from the NIH and NIAID of $129,019 and $73,818, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

Redeemable Convertible Preferred Stock

The carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption amount as of the redemption date. These increases were recorded through charges against additional paid-in capital, to the extent it was available, or the accumulated deficit.

Stock-Based Compensation

The Company estimates the grant date fair value of its share-based awards and amortizes this fair value to compensation expense over the requisite service period or vesting term (see Note 10).

Investment Tax Credits

Other income of $0, $140,556 and $0 was recognized during the years ended December 31, 2013, 2014 and 2015, respectively, for scientific research and experimental development (“SR&ED”) investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received.

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

The Company has identified the functional currency of its subsidiaries with foreign operations as the applicable local currency. The translation from the applicable local currency to United States dollars is performed using the exchange rate in effect as of the balance sheet date. Revenue and expense accounts are translated using the average exchange rate experienced during the period. Adjustments resulting from the translation of the Company’s subsidiaries’ financial statements from its functional currency to the United States dollar are not included in determining net loss, but are reported as accumulated other comprehensive gain (loss), a separate component of stockholders’ equity (deficit).

Interest Expense

During the years ended December 31, 2014 and 2015, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013, and interest from a venture loan and security agreement entered into in September 2014 with two financial institutions (see Note 5).

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 month or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leave standard, Topic 840 Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this standard as of December 31, 2015 with prospective application. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted.

In May 2015, the FASB issued a new standard which removes the requirement to categorize the investments for which fair value is measured using net asset value per share as a practical expedient for fair value within the fair value hierarchy. This standard is effective for the Company for reporting periods beginning after December 15, 2015 and is to be applied retrospectively; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2014 and 2015.

As of December 31, 2014 and 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments in corporate debt securities. The Company’s short-term investments are classified as available-for sale investments. As of December 31, 2015, the Company’s only short-term investment in a corporate debt security had a contractual maturity of January 25, 2016. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. The Company’s Level 2 assets consist of short-term debt instruments in corporate debt securities valued using independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. During the years ended December 31, 2014 and 2015, there were no transfers between Levels 1 and 2 assets.

 As of December 31, 2014 and 2015, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Money-market funds	$35,541,595	$—	$—	$35,541,595
Corporate debt securities – short-term	—	20,266,243	—	20,266,243
Restricted cash – long-term	1,325,000			1,325,000
Total assets at fair value	$36,866,595	$20,266,243	$—	$57,132,838

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short-term	—	1,003,160	—	1,003,160
Restricted cash – long-term	740,000			740,000
Total assets at fair value	$6,329,684	$1,003,160	$—	$7,332,844

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash and equivalents, available-for-sale corporate debt securities included in short-term investments and cash and cash equivalents, and restricted cash as of December 31, 2014 and 2015 were as follows:

	As of December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$35,541,595	$—	$—	$35,541,595
Corporate debt securities – short term	20,278,171	67	(11,995)	20,266,243
Restricted cash – long-term	1,325,000	—	—	1,325,000
	$57,144,766	$67	$(11,995)	$57,132,838

	As of December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short term	1,003,431	—	(271)	1,003,160
Restricted cash – short-term	740,000	—	—	740,000
	$7,333,115	$—	$(271)	$7,332,844

The fair value of the Company’s long-term debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s long-term debt as of December 31, 2014 was approximately $19.4 million compared with its carrying value of $19.8 million. The fair value of the Company’s debt as of December 31, 2015 was approximately $32.0 million compared with its carrying value of $32.4 million.

3. Property and Equipment

Property and equipment consist of the following as of December 31, 2014 and 2015:

	Useful Life (Years)	2014	2015
Office furniture and equipment	7	$458,380	$681,954
Computer equipment	3	788,563	970,689
Computer software	3	629,948	629,948
Laboratory equipment	7	5,345,786	5,916,539
Leasehold improvements	5	2,646,891	2,664,669
Assets related to facility lease obligation		3,380,223	7,630,660
Construction-in-progress		500,093	12,656,260

Total property and equipment, net		13,749,884	31,150,719
Less: Accumulated depreciation and amortization		(8,236,329)	(8,844,335)

Property and equipment, net		$5,513,555	$22,306,384

Assets related to the Company’s facility lease obligation and construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the facility being built to be the Company’s headquarters and primary manufacturing facility during its construction period under build-to-suite lease accounting (see Note 7). As of December 31, 2015, construction-in-progress included $880,334 of capitalized interest.

Depreciation and amortization expense was as follows:

Year ended December 31, 2013	$611,421
Year ended December 31, 2014	566,117
Year ended December 31, 2015	680,444

4. Income Taxes

No provision for U.S. federal, state or foreign income taxes has been recorded as the Company has incurred net operating losses since its inception in 1997.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2015
U.S. federal and state net operating loss carryforwards	$59,689,264	$74,268,811
Foreign net operating loss carryforwards	1,743,603	1,451,968
Contribution carryforwards	4,245	4,245
Research and development credits	5,253,055	6,748,213
Investment tax credits	35,108	29,433
Stock-based compensation	462,796	847,475
Patents and other intangibles	611	—
Other accruals	125,614	710,248
Deferred revenue	372,040	365,896
Property and equipment	510,466	476,297
Total deferred tax assets	68,196,802	84,902,586
Valuation allowance for deferred assets	(68,196,802)	(84,902,586)
Net deferred tax assets	$—	$—

As of December 31, 2014 and 2015, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the year ended December 31, 2015 of $16,705,784, all of which was allocable to current operating activities.

As of December 31, 2015, the Company had U.S. federal and state, and Canadian federal and provincial net operating loss carryforwards of approximately $199,443,200, $244,608,100, $5,479,100, and $5,479,100, respectively. These net operating loss carryforwards begin to expire in 2018, 2017, 2016 and 2016, respectively. As of December 31, 2015, the Company had U.S. federal and state tax credit carryforwards of approximately $9,319,400 and $340,400, respectively. These credit carryforwards begin to expire in 2020 and 2024, respectively. As of December 31, 2015, the Company had Canadian investment tax credit carryforwards of approximately $29,400 that begin to expire in 2024. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period. If the Company has undergone a Section 382 ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of December 31, 2015, the Company has not completed a formal study to determine whether there are 382 limitations that apply.

As of December 31, 2015, the Company had no foreign unremitted earnings from DC Bio, its Canadian subsidiary.

Taxes computed at the statutory U.S. federal income tax rate of 34.0% are reconciled to the provision for income taxes for the years ended December 31, 2013, 2014 and 2015 as follows:

	2013		2014		2015
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
U.S. federal tax statutory rate	$(8,133,331)	34.0%	$(18,124,019)	34.0%	$(25,428,097)	34.0%
State taxes (net of federal benefit)	(789,412)	3.3%	(1,707,912)	3.2%	(1,936,719)	2.6%
U.S. federal research and development tax credits	(1,262,562)	5.3%	(1,701,727)	3.2%	(2,135,940)	2.9%
Nondeductible interest expense	(132,546)	0.6%	—	0.0%	—	0.0%
Other nondeductible expenses	419,934	(1.8%)	658,740	(1.1%)	1,032,480	(1.4%)
Expiration of capital loss carryforward	—	(0.0%)	—	0.0%	—	0.0%
Increase in unrecognized tax benefits	378,769	(1.6%)	510,516	(1.0%)	640,782	(0.9%)
Change in effective state tax rate	1,349,062	(5.6%)	1,685	(0.0%)	1,190,519	(1.6%)
Expiration of NOL & contribution carryforwards	6,630	(0.0%)	77,391	(0.1%)	9,590,101	(12.8%)
Change in valuation reserves	8,811,127	(36.8%)	20,252,063	(38.1%)	16,705,784	(22.3%)
Deferred tax asset true-ups	(647,671)	2.6%	33,263	(0.1%)	341,090	(0.5%)
Provision for income taxes	$—	0.0%	$—	0.0%	$—	0.0%

On July 23, 2013, North Carolina enacted House Bill 998, which reduced the corporate income tax rate from 6.9% in 2013 to 6% in 2014 and to 5% in 2015. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2013 by applying the lower rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of $1,349,062. On September 18, 2015, North Carolina enacted House Bill 97, which reduced the corporate income tax rate from 5% to 4% in 2016. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2015 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of $1,190,519.

The Company had gross unrecognized tax benefits of approximately $2,155,000 as of January 1, 2015. As of December 31, 2015, the total gross unrecognized tax benefits were approximately $2,795,800 and of this total, none would affect the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2014 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, and local tax examinations by tax authorities for years before 2012 although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions during the years ended December 31, 2013, 2014 and 2015:

	2013	2014	2015
Beginning balance	$1,265,700	$1,644,500	$2,155,000
Gross increase for tax positions related to current periods	378,800	474,300	640,800
Gross (decrease) increase for tax positions related to prior periods	—	36,200	—
Ending balance	$1,644,500	$2,155,000	$2,795,800

5. Notes Payable

Notes payable consist of the following as of December 31, 2014 and 2015:

	2014	2015
Notes payable under the venture loan and security agreement, including accrued interest	$12,500,000	$25,265,451
Less related debt discount	(373,756)	(401,726)
Notes payable under the venture loan and security agreement, net of debt discount	12,126,244	24,863,725
Promissory note payable to Medinet, including accrued interest	7,623,546	7,489,565
Other notes payable	77,640	46,755
Total notes payable	19,827,430	32,400,045
Less current portion	(30,885)	(1,578,284)
Long-term portion of notes payable	$19,796,545	$30,821,761

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

Medinet Loan. In December 2013, in connection with a license agreement currently with Medinet Co., Ltd and its wholly-owned subsidiary, MEDcell Co., Ltd. (together "Medinet"), as described in Note 12, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of the borrowing date, December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability.

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, the amount of the note payable was $7.5 million, including $1.3 million of accrued interest. As of December 31, 2015, the total deferred liability associated with the Medinet note was $3.8 million (see Note 12).

Other Notes. The Company entered into a Master Lease Agreement in July 2012 with a lending institution, which provided for the Company to borrow funds up to $100,000 to finance computer equipment. The Company borrowed a total of $95,756 under this agreement, of which $16,356 and $0 was outstanding as of December 31, 2014 and 2015, respectively. The loans under this agreement were repaid in full in July 2015. Borrowings were collateralized by substantially all of the computer equipment financed under the agreement, with interest at a rate of 0.98% per annum and were repaid in 36 equal monthly installments commencing on the date of borrowing.

During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of additional computer equipment, of which $61,284 and $46,754 in principal was outstanding as of December 31, 2014 and 2015, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

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

As of December 31, 2015, the Company recorded the long-term portion of this manufacturing research and development obligation on its consolidated balance sheet at $7.8 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.3 million in accrued interest. As of December 31, 2014, the Company recorded a long-term portion of this manufacturing research and development obligation on its consolidated balance sheet totaling $3.5 million representing $2.5 million in deferred fees, $0.9 million in estimated bonus payments and $34,330 in accrued interest.

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

Under the Lease Agreement, the Company agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to potentially house the Company’s corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by the Company for which the Company has paid $1.7 million as of December 31, 2015.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and to adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility. Rent expense was $292,095 during the year ended December 31, 2015.

The Lease Agreement required the Company to provide the landlord with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1,325,000 to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of December 31, 2015 due to the Company’s intention to acquire the facility under a purchase and sale agreement with the landlord. The deposit is recorded as restricted cash as of December 31, 2014 and 2015 on the Company’s consolidated balance sheets.

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

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $3.4 million and $7.6 million as of December 31, 2014 and 2015, respectively. The facility lease obligation on the Company’s consolidated balance sheet is $3.4 million and $7.2 million as of December 31, 2014 and 2015, respectively.

Under the Lease Agreement, the Company had an option to purchase the property. In February 2015, the Company exercised this purchase option and entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC. The purchase price to be paid by the Company is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company has paid $1.7 million as of December 31, 2015, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. Under the terms of the Purchase Agreement, the Company had until February 16, 2016 to consummate the purchase of the property. The Company is currently in discussions with TKC to extend the period for purchasing the property as the Company will need to obtain additional funding to consummate the purchase of the property. If the Company purchases the property, upon the closing, the lease agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to the Company.

If the purchase of the property is not consummated, future minimum payments due under the Lease Agreement are as follows as of December 31, 2015:

Year ending December 31:
2016	$569,334
2017	582,144
2018	595,242
2019	608,635
2020	622,329
Thereafter	2,976,440
Total future minimum lease payments	$5,954,124

8. Common Stock, Preferred Stock and Redeemable Convertible Preferred Stock

Issuance of Common Stock in 2015

In connection with the Company’s entry into the Lummy License Agreement (see Note 12), on April 7, 2015, the Company entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. (the “Lummy Entities”), of which Lummy (Hong Kong) Co. Ltd.’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the Lummy Entities purchased an aggregate of 1,000,000 shares of the Company’s common stock at a per share price of $10.11. The closing price of the Company’s common stock on April 7, 2015 was $8.57 per share, or approximately 18% lower than the $10.11 purchase price per share. The cash proceeds received of $10,110,000 from the issuance of the Company’s common stock were allocated $8,570,000 to common stock and additional paid-in capital and $1,540,000 representing the premium to fair market value paid by the Lummy Entities to deferred revenue attributable to the Lummy License Agreement.

The Lummy Entities have also agreed to purchase approximately $10.0 million in additional shares of the Company’s common stock, for a total aggregate investment of approximately $20.0 million, within 31 days of and subject to the Company reaching full enrollment of the ADAPT trial of AGS-003 for mRCC, receiving a recommendation of the review board for the continuation of  the ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of the Company’s automated manufacturing process for AGS-003 to the manufacturing process used by Company in its ADAPT trial. However, on March 4, 2016, the Company entered into a letter agreement with each of the Lummy Entities pursuant to which the Company agreed that upon their purchase of shares and warrants in the PIPE Financing (see Note 17) they would have no further obligation to purchase shares pursuant to the purchase agreements.

On December 22, 2015, the Company entered into a Master Process Development and Supply Agreement with Cellscript, LLC (“Cellscript”). Under the agreement, Cellscript has agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of the Company’s Arcelis-based products, and to manufacture and produce CD40L RNA for the Company, in each case in accordance with the agreement and a project work agreement previously agreed to by the Company and Cellscript.

In consideration for these development and production services, the Company has agreed to pay Cellscript total fees of $4,600,000. Upon the execution of the agreement and in exchange for research and development services, the Company made a payment to Cellscript of $2,111,432 through the issuance to Cellscript of 906,194 shares of the Company’s common stock. The balance of the owed fees are payable to Cellscript, at the Company’s option, in cash, common stock or a combination of cash and common stock upon the achievement of development milestones. Any shares of common stock issued pursuant to the Cellscript agreement are subject to a lock-up period of 180 days from the date of issuance of such shares to Cellscript.

Initial Public Offering and Issuance of Common Stock in 2014

In February 2014, the Company issued and sold 6,228,725 shares of its common stock, including 603,725 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, in the Company’s initial public offering, at a public offering price of $8.00 per share, for aggregate gross proceeds of $49.8 million. The net offering proceeds to the Company, after deducting underwriting discounts and commissions of approximately $3.5 million and offering expenses of approximately $2.9 million, were approximately $43.4 million. Upon the closing of the initial public offering, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 13,188,251 shares of common stock. Accordingly, as of December 31, 2014 and 2015, the Company had no redeemable convertible preferred stock outstanding and no shares of preferred stock have been issued since their authorization in 2014.

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

9. Warrants

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

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement, the Company issued to the Lenders and their affiliates the Warrants to purchase a total of 82,780 shares of Common Stock at a per share exercise price of $9.06. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on September 29, 2021 or such earlier date as specified in the Warrants.

In conjunction with entering into a loan agreement with a bank in December 2000, the Company issued warrants to purchase shares of its common stock, all of which expired as of December 31, 2012, except for one warrant. This warrant to purchase one share of the Company’s common stock, at an exercise price of $23,894.34 per share, remained outstanding as of December 31, 2014 and 2015.

Outstanding warrants to purchase the Company’s common stock as of December 31, 2014 and 2015 were as follows.

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common stock	82,780	$9.06	9/29/21
Common stock	1	$23,894.34	7/13/16

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock.  Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of March 30, 2016, the Company had not entered into this manufacturing rights agreement or issued the warrants.

10. Stock Options and Employee Stock Purchase Plan

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the Common Stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of a stock-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of a stock-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and will end on February 29, 2016. Based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $6.24 and the closing price of $2.31 on December 31, 2015, stock-based compensation expense of $209,931 was recognized.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock to the Company’s employees. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of December 31, 2015, there were 4,005,611 shares of common stock remaining available for future issuance under the 2014 Plan and 312,998 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following stock-based compensation expense:

	Year Ended December 31,
	2013	2014	2015
Research and development	$524,495	$1,604,215	$2,104,401
General and administrative	528,668	1,409,068	1,910,537
Total stock-based compensation expense	$1,053,163	$3,013,283	$4,014,938

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

Valuation Assumptions for Stock Option Plans

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	2013	2014	2015
Risk-free interest rate	2.12%	2.26%	2.05%
Expected dividend yield	0%	0%	0%
Expected option term (in years)	7	7	7
Expected volatility	94%	96%	87%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore the Company estimates the expected term by using the simplified method allowed by the SEC. Expected stock price volatility is based on an average of several peer public companies. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in the-money option status. Upon the adoption of ASC 718, the Company was also required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that ultimately expect to vest. The Company performed a historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate. The weighted average grant date fair value of stock options was $4.77, $5.54 and $5.76 in the years ended December 31, 2013, 2014 and 2015, respectively.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	2,847,097	$5.89
Granted	755,950	$7.50
Exercised	(44,548)	$4.53
Cancelled	(239,958)	$6.40
Outstanding as of December 31, 2015	3,318,541	$6.24	8.03	$—
Exercisable as of December 31, 2015	1,453,656	$5.60	7.23	$—
Vested and expected to vest as of December 31, 2015	3,182,369	$6.21	8.00	$—

The aggregate intrinsic value of stock options in the table above represents the difference between the $2.31 closing price of the Company’s common stock as of December 31, 2015 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Included in amounts in the table above, the Company granted performance-based options to four executives to purchase a total of 145,200 shares of the Company’s common stock at an exercise price of $6.09 per share in July 2014. These options vest based on the successful completion of various performance requirements of each of the four executives at various times through December 31, 2018.

The following table summarizes information about the Company’s stock options as of December 31, 2015:

Exercise Price or Range of Exercise Price			Options Outstanding	Weighted Average Contractual Life (Years)	Options Exercisable
$3.88	to	$4.27	545,572	5.88	509,183
$5.35	to	$6.68	1,999,512	8.21	813,210
$7.05	to	$7.98	602,858	9.17	96,093
$8.25	to	$11.09	169,328	8.88	33,899
$35.30	to	$36.66	1,271	5.70	1,271
			3,318,541	8.03	1,453,656

Stock options with a fair value of $0.8 million, $2.3 million and $3.4 million completed vesting in the years ended December 31, 2013, 2014 and 2015, respectively. As of December 31, 2015, the Company had a total of $8,719,350 in unrecognized compensation expense from unvested stock option awards, of which $3,679,987 is expected to be recognized in 2016, $3,198,816 in 2017, $1,469,680 in 2018, and $370,867 in 2019.

11. License Agreement

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

The agreement will terminate on a country-by-country basis upon the expiration of the last to expire of the patent rights licensed under the agreement in a country. The latest date of expiration of the licensed Celldex patents is April 2016.

12. Collaboration Agreements

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

Medinet License Agreement

In December 2013, the Company entered into a license agreement with Medinet Co., Ltd. This agreement was subsequently novated, amended and restated between the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement, including the rights to receive payments under the $9.0 million Medinet note, to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. Medinet Co., Ltd. and MEDcell Co., Ltd. together are referred to herein as “Medinet.” Under this agreement, the Company granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using the Company’s Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. The Company refers to this license as the manufacturing license. In addition, under this agreement, the Company granted Medinet an option to acquire a nonexclusive, royalty-bearing license under the Company’s Arcelis technology to sell in Japan AGS-003 and other products for the treatment of mRCC. The Company refers to the option as the sale option and the license as the sale license.

Under the manufacturing license, if Medinet does not exercise the sale option, Medinet may only manufacture AGS-003 and these other products for the Company or its designee. If Medinet does not exercise the sale option, the Company and Medinet have agreed to negotiate in good faith a supply agreement under which Medinet would supply the Company or its designee with AGS-003 and these other products for development and sale for the treatment of mRCC in Japan. If Medinet exercises the sale option, it may only manufacture AGS-003 and these other products for itself, its related parties and its sublicensees. During the term of the manufacturing license, the Company may not manufacture AGS-003 or these other products for the Company or any designee for development or sale for the treatment of mRCC in Japan. The Medinet option expires on March 31, 2016.

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

The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, the amount of the note payable was $7.5 million, including $1.3 million accrued interest. As of December 31, 2015, the total deferred liability associated with the Medinet note was $3.8 million.

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

Lummy License Agreement

On April 7, 2015, the Company and Lummy HK, a wholly owned subsidiary of Chongqing Lummy Pharmaceutical Co. Ltd., entered into a license agreement (the “License Agreement”) whereby the Company granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer (“Licensed Product”) in China, Hong Kong, Taiwan and Macau (the “Territory”). Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in the Territory.

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

13. Commitments

The Company rents laboratory and office space and equipment under operating leases that expire in various years through 2017. Future minimum lease payments under noncancelable operating leases as of December 31, 2015 are as follows:

2016	$435,359
2017	79,689
Total minimum lease payments	$515,048

Rent expense related to operating leases for the years ended December 31, 2013, 2014 and 2015 was $348,191, $447,918 and $536,932, respectively.

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

The Company is generally required to make royalty payments ranging from 1% to 4% of future sales of products employing the technology or falling under claims of a patent. If future sales require the use of technology licensed from multiple different sources, the total royalty rates could be higher. As royalty payments are directly related to future sales volume, future commitments cannot be determined. No accrual for future payments under these agreements has been recorded, as the Company cannot estimate if, when or in what amount payments may become due.

14. Employee Benefit Plan

The Company provides a retirement plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. All employees are eligible to participate in the plan after attaining the age of 21. The Company matched 25% of the first 6% contributed by eligible participants in the plan during the years ended December 31, 2013, 2014 and 2015, or $101,700, $121,399 and $334,487, respectively.

15. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share of common stock:

	Year Ended December 31,
	2013	2014	2015

Net loss	$(23,921,563)	$(53,305,938)	$(74,788,521)
Accretion of redeemable convertible preferred stock	(884,647)	(863,226)	—
Reverse prior accretion on redeemable preferred stock due to reduction in liquidation value of Series A, B, and C	5,657,638	—	—
Preferred stock dividend due to exchanges of preferred shares	(14,726,088)	—	—
Net loss attributable to common stockholders	$(33,874,660)	$(54,169,164)	$(74,788,521)
Weighted average common shares outstanding, basic and diluted	229,865	17,367,665	20,457,245
Net loss per share attributable to common stockholders, basic and diluted	$(147.37)	$(3.12)	$(3.66)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Year Ended December 31,
	2013	2014	2015
Redeemable convertible preferred stock	6,322,747	—	—
Stock options outstanding	767,510	2,847,097	3,149,010
Warrants outstanding	424,961	82,781	82,781

16. Selected Quarterly Data (unaudited)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$178,771	$107,391	$158,349	$73,818
Operating expenses:
Research and development	14,766,982	16,084,834	17,227,405	13,975,602
General and administrative	2,371,201	2,909,358	2,689,398	3,041,054
Operating loss	(16,959,412)	(18,886,801)	(19,758,454)	(16,942,838)
Other income (expense), net	(586,803)	(718,017)	(320,114)	(616,082)

Net loss attributable to common stockholders	$(17,546,215)	$(19,604,818)	$(20,078,568)	$(17,558,920)
Net loss attributable to common stockholders per share, basic and diluted	$(0.89)	$(0.95)	$(0.97)	$(0.84)
Weighted average shares outstanding, basic and diluted	19,674,245	20,622,326	20,704,163	20,823,456

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$798,788	$473,163	$398,615	$303,453
Operating expenses:
Research and development	8,472,195	10,569,134	12,998,409	13,459,178
General and administrative	1,933,476	1,865,822	2,320,036	2,480,025
Operating loss	(9,606,883)	(11,961,793)	(14,919,830)	(15,635,750)
Other income (expense), net	(394,097)	(21,738)	(181,187)	(584,660)
Net loss	(10,000,980)	(11,983,531)	(15,101,017)	(16,220,410)
Accretion of redeemable convertible preferred stock	(863,226)	—	—	—
Net loss attributable to common stockholders	$(10,864,206)	$(11,983,531)	$(15,101,017)	$(16,220,410)
Net loss attributable to common stockholders per share, basic and diluted	$(1.05)	$(0.61)	$(0.77)	$(0.83)
Weighted average shares outstanding, basic and diluted	10,376,561	19,655,187	19,655,561	19,656,209

17. Subsequent Events

PIPE Financing

On March 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company will issue and sell an aggregate of up to $60 million of the Company’s common stock, par value $0.001 per share (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”) in a private placement (the “Financing”). Investors participating in the Financing include Pharmstandard, Forargos B.V., Tianyi Lummy International Holdings Group Ltd. (“Tianyi Lummy”), China BioPharma Capital I, L.P. (“China BioPharma”), TVM V Life Science Ventures GmbH & Co. KG and Wasatch Funds Trust. Alexey Vinogradov, Andrei Petrov, Hubert Birner and Sander van Deventer (collectively, the “Investor Directors”), who are members of the Company’s board of directors, are affiliated with certain of the Investors.

The Financing will take place in up to three tranches. Under the Securities Purchase Agreement, at the initial closing, which occurred on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 Shares and Warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to $5.44375 (the “Purchase Price”). At the second closing, which must occur no later than September 30, 2016, the Company has agreed to sell and the Investors have agreed to purchase for an additional purchase price of $29,824,520 a total of 5,478,672 Shares and Warrants to purchase a total of 4,109,005 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to the Purchase Price. The second closing is subject to a recommendation by the Independent Data Monitoring Committee (the “IDMC”) for the Company’s ongoing pivotal Phase 3 clinical trial of AGS-003 (the “ADAPT Study”) at or following the IDMC’s next regular meeting following the initial closing (currently scheduled for June 2016) (the “First IDMC Meeting”) that the Company (a) continue the ADAPT Study or (b) discontinue the ADAPT Study based on favorable efficacy data. The Warrants will have an exercise price of $5.35 per share, expire on the fifth anniversary of the date of issuance and have other terms described below under “Warrants.”

Under the Securities Purchase Agreement, Pharmstandard has agreed that, at the Company’s option following the satisfaction of certain conditions, but no later than February 28, 2017, it shall purchase at the third closing up to $10,292,563 of Shares (without Warrants) at a price per Share equal to the lesser of (i) $5.35 and (ii) the fair market value of the Company’s common stock at the time the Company exercises its option (but not lower than $1.50 per Share). If the price per Share is less than $5.35, the Company may elect to proceed with the third closing only if it has received stockholder approval to proceed with the third closing or stockholder approval is not otherwise required under Nasdaq rules. Pharmstandard’s obligation to purchase shares at the third closing is subject to the IDMC having held its next regular meeting after the First IDMC Meeting (currently anticipated to be held in November or December 2016) (the “Second IDMC Meeting”) and having made a recommendation at or following the Second IDMC Meeting for the ADAPT Study that the Company (a) continue the ADAPT Study or (b) discontinue the ADAPT Study based on favorable efficacy data, and the Company’s cash position at such time. The dollar amount of Shares to be purchased by Pharmstandard at the third closing is subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by the Company after the initial closing through equity or debt financings or collaborations.

Under the Securities Purchase Agreement, Pharmstandard has also agreed that:

•	if the Company determines to seek stockholder approval in connection with the sale and issuance of the Shares to be sold in the third closing, Pharmstandard will vote, and cause its affiliates to vote, all shares of the Company’s voting securities held by Pharmstandard or its affiliates in favor of such proposal, subject to certain limitations; and

•	to the extent that and for so long as the total voting power of voting securities of the Company beneficially owned by Pharmstandard and its affiliates and any other Persons whose beneficial ownership of the Company’s common stock would be aggregated with Pharmstandard for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, exceeds 33% of the voting power of the total number of voting securities of the Company then outstanding, in any election of directors and in any other matter submitted to a general vote of the stockholders of the Company (whether taken at an annual or special meeting of stockholders or by written action) Pharmstandard shall and shall cause its affiliates and such other persons whose beneficial ownership of the Company’s common stock would be aggregated with Pharmstandard for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, to vote such number of voting securities of the Company which exceed 33% of the voting power of the total number of voting securities of the Company then outstanding in the same manner as and in the same proportion to the votes cast on the matter by the other holders of voting securities of the Company.

Under the Securities Purchase Agreement, the Company has agreed it will use the net proceeds from the Financing in accordance with a budget approved by the Company’s board of directors, as it may be modified from time to time by the Company’s board of directors, including a majority of the Investor Directors.

The Company has agreed to pay at each closing the legal expenses of the Investors and the legal expenses of the Investors incurred in connection with the resale registration obligations of the Company set forth in the Registration Rights Agreement; provided, however, that the Company shall have no obligation to pay more than a total of $140,000 with respect to such expenses.

The second and third closings will be subject to the satisfaction of certain customary closing conditions. The Company has granted the Investors, and the Investors have granted the Company, indemnification rights with respect to its or their representations, warranties, covenants and agreements under the Securities Purchase Agreement.

Warrants

The Warrants issued at the first closing and to be issued at the second closing, are and will be exercisable for shares of the Company’s common stock at an exercise price of $5.35 per share on or prior to the fifth anniversary of the date of issuance, will be immediately exercisable, and will be exercisable for cash or by cashless exercise in certain limited circumstances. The number of shares that may be exercised by certain Investors may be limited to ensure that, following such exercise, the number of shares of the Company’s common stock beneficially owned by such Investor does not exceed 4.999% of the number of shares of the Company’s common stock then issued and outstanding, which limitation is subject to modification by such Investors in accordance with requirements specified in the Warrants.

Registration Rights Agreement

On March 4, 2016, in connection with entering into the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company has agreed to register for resale the Shares and the shares of the Company’s common stock issued upon exercise of the Warrants (the “Warrant Shares,” and together with the Shares, the “Registrable Securities”). Under the Registration Rights Agreement, the Company has agreed to use its best efforts to file a registration statement after each closing covering the Shares and the Warrant Shares underlying the Warrants sold at such closing, as applicable, and to use its best efforts to keep such registration statement effective until the date the Shares and Warrant Shares covered by such registration statement have been sold or may be sold pursuant to Rule 144 without restriction.

In the event a registration statement has not been filed by within 60 days of the initial closing and within 30 days of each of the second and third closings (in each case subject to extension under certain circumstances), then the Company has agreed to make pro rata payments to each Investor that participated in such closing as liquidated damages in an amount equal to 1% of the aggregate amount invested by each such Investor in such closing per 30-day period or pro rata for any portion thereof during which no such registration statement is filed with respect to the applicable Registrable Securities. Moreover, in the event (i) a registration statement covering Registrable Securities issued at a certain closing is not declared effective by the Securities and Exchange Commission (the “SEC”) by the 120th day following the initial closing and by the 90th day following each of the second and third closings, or (ii) after a registration statement has been declared effective by the SEC, such registration statement is not available to cover any sales of Registrable Securities registered by such registration statement, then the Company has agreed to make pro rata payments to each Investor that participated in such closing as liquidated damages in an amount equal to 1% of the aggregate amount invested by each such Investor in such closing per 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective, subject to specified exceptions.

The Company has granted the Investors, and the Investors have granted to the Company, customary indemnification rights in connection with the registration statements.

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in thousands:

		Additions
	Balance at Beginning of Year	Charged to Expenses (a)	Charged to Other Accounts	Increases	Balance at End of Year
Year Ended December 31, 2015	$68,197	$16,706	$—	$—	$84,903
Year Ended December 31, 2014	$47,945	$20,252	$—	$—	$68,197
Year Ended December 31, 2013	$39,134	$8,811	$—	$—	$47,945

(a)	– Impact of providing full valuation allowance against all deferred tax assets since the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

