Form 10-Q
period 2016-03-31
ARGOS THERAPEUTICS INC
filed 2016-05-16
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 9, 2016, there were 25,891,959 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2016

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2015	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$6,163,144	$13,844,405
Short-term investments	1,003,160	—
Restricted cash	740,000	740,000
Prepaid expenses	740,173	786,765
Other receivables	73,818	91,429

Total current assets	8,720,295	15,462,599
Property and equipment, net	22,306,384	27,280,421
Other assets	11,020	11,020

Total assets	$31,037,699	$42,754,040

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,907,683	$6,158,395
Accrued expenses	3,676,846	3,879,306
Current portion of manufacturing research and development obligation	—	1,392,271
Current portion of notes payable	1,578,284	3,141,114

Total current liabilities	8,162,813	14,571,086
Long-term portion of notes payable	30,728,258	29,434,192
Long-term portion of manufacturing research and development obligation	7,777,436	6,493,926
Long-term portion of facility lease obligation	7,249,627	7,159,627
Deferred liability	5,321,000	5,266,000
Commitments
Stockholders’ deficit
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2015 and March 31, 2016; 0 shares issued and outstanding as of December 31, 2015 and March 31, 2016	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2015 and March 31, 2016; 21,641,509 and 25,639,662 shares issued and outstanding as of December 31, 2015 and March 31, 2016	21,642	25,640
Accumulated other comprehensive loss	(138,245)	(130,018)
Additional paid-in capital	250,873,875	271,712,482
Accumulated deficit	(278,958,707)	(291,778,895)

Total stockholders’ deficit	(28,201,435)	(20,170,791)

Total liabilities and stockholders’ deficit	$31,037,699	$42,754,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2015	2016

Revenue	$178,771	$146,429

Operating expenses
Research and development	14,766,982	9,501,976
General and administrative	2,371,201	2,975,024

Total operating expenses	17,138,183	12,477,000

Operating loss	(16,959,412)	(12,330,571)
Other income (expense)
Interest income	10,088	1,576
Interest expense	(594,915)	(491,193)
Other expense	(1,976)	—

Other income (expense), net	(586,803)	(489,617)

Net loss	$(17,546,215)	$(12,820,188)

Net loss per share, basic and diluted	$(0.89)	$(0.57)

Weighted average shares outstanding, basic and diluted	19,674,245	22,606,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2015	2016
Net loss	$(17,546,215)	$(12,820,188)

Other comprehensive (loss) gain
Foreign currency translation (loss) gain	(933)	7,956
Unrealized (loss) gain on short-term investments	(6,933)	271

Total comprehensive loss	$(17,554,081)	$(12,811,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities
Net loss	$(17,546,215)	$(12,820,188)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	166,432	201,742
Compensation expense related to stock options	914,515	873,222
Common stock issued as payment for directors’ fees	—	79,981
Interest accrued on long-term debt	169,464	(227,754)
Amortization of debt discount	24,917	35,204
Amortization of debt issuance costs	69,307	8,501
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(9,441)	(64,203)
Other assets	(381,034)	—
Accounts payable	1,426,815	983,980
Accrued expenses	221,463	1,327,441
Long-term deferred liabilities	—	(55,000)
Long-term portion of manufacturing research and development obligation	377,720	108,760

Net cash used in operating activities	(14,566,057)	(9,548,314)

Cash flows from investing activities
Purchase of property and equipment	(2,669,462)	(3,688,363)
Purchases of short-term investments	(2,772,983)	—
Proceeds from maturity of short-term investments	11,650,000	1,003,431

Net cash provided by (used in) investing activities	6,207,555	(2,684,932)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	—	19,882,916
Stock issuance costs	—	(8,454)
Proceeds from exercise of common stock options	90,492	—
Proceeds from employee stock purchase plan	100,084	136,958
Payment on facility lease obligation	—	(100,000)
Payments on notes payable	(12,870)	(4,769)

Net cash provided by financing activities	177,706	19,906,651

Effect of exchange rates changes on cash	(12,709)	7,856
Net (decrease) increase in cash and cash equivalents	(8,193,505)	7,681,261
Cash and cash equivalents
Beginning of period	37,223,590	6,163,144

End of period	$29,030,085	$13,844,405

Supplemental disclosure of cash flow information
Cash paid for interest	$290,345	$384,445
Supplemental disclosure of noncash investing and financing activities
Stock issuance costs included in accounts payable and accrued expenses	$—	$787,154
Interest capitalized on construction-in-progress	$—	$457,582
Purchases of property and equipment included in accounts payable and accrued expenses	$658,929	$1,019,734
Recognition of asset and facility lease obligation related to construction of new property	$2,508,488	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is an immuno-oncology company focused on the development and commercialization of individualized immunotherapies for the treatment of cancer using its Arcelis technology platform. The Company’s most advanced product candidate, AGS-003, is being evaluated in the pivotal ADAPT Phase 3 clinical trial (the “ADAPT trial”) for the treatment of metastatic renal cell carcinoma (“mRCC”). The Company is also developing a separate Arcelis-based product candidate, AGS-004, for the treatment of HIV, which is currently being evaluated in a Phase 2 clinical trial aimed at HIV eradication in adult patients.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of March 31, 2016, had an accumulated deficit of $291.8 million. Also, as of March 31, 2016, the Company’s current assets totaled $15.5 million compared with current liabilities of $14.6 million, and the Company had cash, cash equivalents and short-term investments of $13.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the three months ended March 31, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2016, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2015 and March 31, 2016, $5,913,144 and $13,594,405, respectively, in cash and cash equivalents was uninsured.

Restricted Cash

The Company had restricted cash of $740,000 as of December 31, 2015 and March 31, 2016, respectively, which consists of funds maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for construction of the Company’s new corporate headquarters and primary manufacturing facility (see Note 7).

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted using guidance similar to existing guidance for operating leases. Topic 842 supersedes the previous lease standard, Topic 840 Leases. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.

In May 2015, the FASB issued a new standard which removes the requirement to categorize the investments for which fair value is measured using net asset value per share as a practical expedient for fair value within the fair value hierarchy. This standard is effective for the Company for reporting periods beginning after December 15, 2015 and is to be applied retrospectively; early adoption is permitted. The Company adopted this standard during the three months ended March 31, 2016. There was no impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued a new standard update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard became effective for the Company beginning on January 1, 2016. This new guidance will be applied on a retrospective basis. As a result, deferred financing costs of $93,503 and $85,002 were reclassified to long-term debt as of December 31, 2015 and March 31, 2016, respectively.

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

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2015 and March 31, 2016.

As of December 31, 2015 and March 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments in corporate debt securities. The Company’s short-term investments are classified as available-for-sale investments. As of March 31, 2016, the Company did not own any short-term investments. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. The Company’s Level 2 assets consist of short-term debt instruments in corporate debt securities valued using independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. During the three months ended March 31, 2016, there were no transfers between Levels 1 and 2 assets.

As of December 31, 2015 and March 31, 2016, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short-term	—	1,003,160	—	1,003,160
Restricted cash	740,000			740,000
Total assets at fair value	$6,329,684	$1,003,160	$—	$7,332,844

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Assets
Money-market funds	$343,711	$—	$—	$343,711
Restricted cash	740,000			740,000
Total assets at fair value	$1,083,711	$—	$—	$1,083,711

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents, available-for-sale corporate debt securities included in short-term investments and cash and cash equivalents, and restricted cash as of December 31, 2015 and March 31, 2016 were as follows:

	As of December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short term	1,003,431	—	(271)	1,003,160
Restricted cash	740,000	—	—	740,000
	$7,333,115	$—	$(271)	$7,332,844

	As of March 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$343,711	$—	$—	$343,711
Restricted cash	740,000	—	—	740,000
	$1,083,711	$—	$—	$1,083,711

The fair value of the Company’s long-term debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2015 was approximately $32.0 million compared with its carrying value of $32.4 million. The fair value of the Company’s debt as of March 31, 2016 was approximately $32.2 million compared with its carrying value of $32.6 million.

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2015	March 31, 2016
Office furniture and equipment	$681,954	$681,954
Computer equipment	970,689	1,103,914
Computer software	629,948	3,143,722
Laboratory equipment	5,916,539	5,904,634
Leasehold improvements	2,664,669	2,664,669
Asset related to facility lease obligation	7,630,660	7,640,660
Construction-in-progress	12,656,260	15,175,040

	31,150,719	36,314,593
Less: Accumulated depreciation and amortization	(8,844,335)	(9,034,172)

Property and equipment, net	$22,306,384	$27,280,421

Assets related to the Company’s facility lease obligation and construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the facility being built to be the Company’s headquarters and primary manufacturing facility during its construction period under build-to-suite lease accounting (see Note 7). As of December 31, 2015 and March 31, 2016, construction-in-progress included $880,334 and $1,337,916, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Three months ended March 31, 2015	$166,432
Three months ended March 31, 2016	$201,742

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2016. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2016 and no provision for such taxes has been recorded as of March 31, 2016.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2015 and March 31, 2016, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

5. Notes Payable

Notes payable consist of the following as of December 31, 2015 and March 31, 2016:

	December 31,	March 31,
	2015	2016
Notes payable under the venture loan and security agreement, including accrued interest	$25,358,954	$25,348,231
Less debt discount and debt issuance costs	(495,229)	(451,524)
Notes payable under the venture loan and security agreement, net	24,863,725	24,896,707
Promissory note payable to Medinet, including accrued interest	7,489,565	7,635,669
Other notes payable	46,755	42,930
Total notes payable	32,306,542	32,575,306
Less current portion	(1,578,284)	(3,141,114)
Long-term portion of notes payable	$30,728,258	$29,434,192

Venture Loan Facility. On September 29, 2014, the Company entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Fortress Credit Co LLC (together, the “Lenders”) under which the Company could borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

The Company borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million in August 2015. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate (“LIBOR”) exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

The Company incurred $449,796 in debt issuance costs in connection with the closing of the Loan Agreement. Debt issuance costs are presented in the balance sheet as a direct deduction from the associated liability and amortized to interest expense over the terms of the related debt.

The Company has agreed to repay the first tranche of $12.5 million on an interest-only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the first tranche loan. The Company has agreed to repay the second tranche loan of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the second tranche loan. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of the Company’s common stock at a per share exercise price of $9.06 (the “Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on September 29, 2021 or such earlier date as specified in the Warrants. The Company has recorded a debt discount of $338,673 equal to the value of these Warrants. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company's balance sheet.

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

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, the amount of the note payable was $7.5 million, including $1.3 million of accrued interest. As of March 31, 2016, the amount of the note payable was $7.6 million, including $1.5 million of accrued interest. As of December 31, 2015 and March 31, 2016, the total deferred liability associated with the Medinet note was $3.8 million and $3.8 million, respectively (see Note 11).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $46,754 and $42,930 in principal was outstanding as of December 31, 2015 and March 31, 2016, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

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

Invetech has agreed to defer 30% of its fees, but such deferral will not exceed $5.0 million. Deferred fees (plus interest of 7% per annum) would become payable either, at the Company’s option, in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”). The “Sunset Date Trigger Event” is June 30, 2016 if the ADAPT trial is closed early indicating positive efficacy, or is otherwise December 31, 2016. Invetech is entitled to a 10% bonus payment if the ADAPT trial is closed early indicating positive efficacy or if the ADAPT trial meets the primary endpoint of overall survival and the 100% of events analysis indicating positive efficacy, and Invetech has timely completed all activities up to the time the ADAPT trial is stopped.

As of December 31, 2015, the Company recorded the long-term portion of this manufacturing research and development obligation on its consolidated balance sheet at $7.8 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.3 million in accrued interest. As of March 31, 2016, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $7.9 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.4 million in accrued interest, of which $1.4 million is included in current liabilities as the current portion of the obligation.

The Invetech Development Agreement requires the parties to discuss in good faith Invetech’s supply of Production Systems for use in manufacturing commercial product. The Company has an obligation to purchase $25.0 million worth of Production Systems, components, subsystems and spare parts for commercial use. Once that obligation has been satisfied, the Company has the right to have a third party supply Production Systems for use in manufacturing commercial product provided that Invetech has a right of first refusal with respect to any offer by a third party and the Company may not accept an offer from a third party unless that offer is at a price that is less than that offered by Invetech and otherwise under substantially the same or better terms. The Company will own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein under which the Company will have a license). The Invetech Development Agreement will continue until the completion of the development of the Production Systems. The Invetech Development Agreement can be terminated early by either party because of a technical failure or by the Company without cause.

7. Facility Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”).

Under the Lease Agreement, the Company agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to potentially house the Company’s corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company has paid $1.7 million as of March 31, 2016.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility.

The Lease Agreement required the Company to provide the landlord with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1,325,000 to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of December 31, 2015 due to the Company’s intention to acquire the facility under a purchase and sale agreement with the landlord. The deposit is recorded as restricted cash as of December 31, 2015 and March 31, 2016 on the Company’s consolidated balance sheets.

Under the Lease Agreement, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40-05-5 requires for accounting purposes that the Company be considered the owner of this project during the construction period. Therefore, the Company recorded an asset in property and equipment, net on the consolidated balance sheets for the cost of the Company’s portion of the building plus the amount of estimated structural construction costs incurred by the landlord and the Company as of the balance sheet date. The Company recorded a corresponding facility lease obligation on its consolidated balance sheets representing the amounts paid by TKC.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.6 million as of each of December 31, 2015 and March 31, 2016. The facility lease obligation on the Company’s consolidated balance sheet is $7.2 million as of each of December 31, 2015 and March 31, 2016.

Under the Lease Agreement, the Company had an option to purchase the property. In February 2015, the Company exercised this purchase option and entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC. The purchase price to be paid by the Company at closing is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company has paid $1.7 million as of March 31, 2016, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. Under the terms of the Purchase Agreement, the Company had until February 16, 2016 to consummate the purchase of the property. The Company is currently in discussions with TKC to extend the period for purchasing the property as the Company will need to obtain additional funding to consummate the purchase of the property. If the Company purchases the property, upon the closing, the Lease Agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to the Company and the Company’s obligations under the Lease Agreement will continue.

8. Stockholders’ Deficit

Issuance of Common Stock in 2016

PIPE Financing

On March 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of up to $60 million of the Company’s common stock, par value $0.001 per share (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”) in a private placement (the “PIPE Financing”). Investors participating in the PIPE Financing include Pharmstandard, Forargos B.V., Tianyi Lummy International Holdings Group Ltd. (“Tianyi Lummy”), China BioPharma Capital I, L.P. (“China BioPharma”), TVM V Life Science Ventures GmbH & Co. KG and Wasatch Funds Trust. Alexey Vinogradov, Andrei Petrov, Hubert Birner and Sander van Deventer (collectively, the “Investor Directors”), who are members of the Company’s board of directors, are affiliated with certain of the Investors.

The PIPE Financing will take place in up to three tranches. Under the Securities Purchase Agreement, at the initial closing, which occurred on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 Shares and Warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to $5.44375 (the “Purchase Price”). At the second closing, which cannot occur prior to June 1, 2016, the Company has agreed to sell and the Investors have agreed to purchase for an additional purchase price of $29,824,520 a total of 5,478,672 Shares and Warrants to purchase a total of 4,109,005 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to the Purchase Price. The second closing is subject to a recommendation prior to September 30, 2016 by the Independent Data Monitoring Committee (the “IDMC”) for the Company’s ongoing pivotal Phase 3 clinical trial of AGS-003 (the “ADAPT Study”) at or following the IDMC’s next regular meeting following the initial closing (currently scheduled for June 2016) (the “First IDMC Meeting”) that the Company (a) continue the ADAPT Study or (b) discontinue the ADAPT Study based on favorable efficacy data. The Warrants will have an exercise price of $5.35 per share, expire on the fifth anniversary of the date of issuance and have other terms described below under “Warrants.”

Under the Securities Purchase Agreement, Pharmstandard International S.A. (“Pharmstandard”) has agreed that, at the Company’s option following the satisfaction of certain conditions, but no later than February 28, 2017, it shall purchase at the third closing up to $10,292,563 of Shares (without Warrants) at a price per Share equal to the lesser of (i) $5.35 and (ii) the fair market value of the Company’s common stock at the time the Company exercises its option (but not lower than $1.50 per Share). If the price per Share is less than $5.35, the Company may elect to proceed with the third closing only if it has received stockholder approval to proceed with the third closing or stockholder approval is not otherwise required under Nasdaq rules. Pharmstandard’s obligation to purchase shares at the third closing is subject to the IDMC having held its next regular meeting after the First IDMC Meeting (currently anticipated to be held in November or December 2016) (the “Second IDMC Meeting”) and having made a recommendation at or following the Second IDMC Meeting for the ADAPT Study that the Company (a) continue the ADAPT Study or (b) discontinue the ADAPT Study based on favorable efficacy data, and the Company’s cash position at such time. The dollar amount of Shares to be purchased by Pharmstandard at the third closing is subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by the Company after the initial closing through equity or debt financings or collaborations.

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

Under the Securities Purchase Agreement, the Company has agreed it will use the net proceeds from the PIPE Financing in accordance with a budget approved by the Company’s board of directors, as it may be modified from time to time by the Company’s board of directors, including a majority of the Investor Directors.

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

In the event a registration statement has not been filed within 60 days of the initial closing and within 30 days of each of the second and third closings (in each case subject to extension under certain circumstances), then the Company has agreed to make pro rata payments to each Investor that participated in such closing as liquidated damages in an amount equal to 1% of the aggregate amount invested by each such Investor in such closing per 30-day period or pro rata for any portion thereof during which no such registration statement is filed with respect to the applicable Registrable Securities. Moreover, in the event (i) a registration statement covering Registrable Securities issued at a certain closing is not declared effective by the SEC by the 120th day following the initial closing and by the 90th day following each of the second and third closings, or (ii) after a registration statement has been declared effective by the SEC, such registration statement is not available to cover any sales of Registrable Securities registered by such registration statement, then the Company has agreed to make pro rata payments to each Investor that participated in such closing as liquidated damages in an amount equal to 1% of the aggregate amount invested by each such Investor in such closing per 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective, subject to specified exceptions.

The Company has granted the Investors, and the Investors have granted to the Company, customary indemnification rights in connection with the registration statements.

Other Common Stock Issued in 2016

In lieu of paying certain annual cash bonuses for 2015, in January 2016 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing the amount of the 2015 annual cash bonus that would otherwise have been paid by the closing price of the Company’s common stock on January 8, 2016 of $2.24 per share. A total of 296,936 restricted shares of common stock with a value of $665,137 were issued. Each of the restricted stock awards is subject to a lapsing right of repurchase in the Company’s favor, which right will lapse with respect to 100% of the underlying shares of each award on November 20, 2016, assuming such executive or employee is still providing services to the Company on such date.

For 2016, the Company’s board of directors determined that each non-employee director will receive shares of the Company’s common stock under the Company’s 2014 stock incentive plan in lieu of cash board fees on the last day of each calendar quarter in 2016. The number of shares to be granted to each non-employee director on a quarterly basis shall be that number of whole shares of the Company’s common stock equal to the dollar amount of such director’s fees for a given calendar quarter divided by the closing share price of the Company’s common stock on the last trading day of such calendar quarter. As of March 31, 2016, the Company had issued 12,497 shares of its common stock as board compensation to non-employee directors in lieu of $79,981 in cash board fees.

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of stock-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of stock-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 36,290 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $6.24 and the closing price of $4.44 on February 29, 2016, resulting in the recognition of stock-based compensation expense of $107,455.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of March 31, 2016, there were 1,675,257 shares of common stock remaining available for future issuance under the 2014 Plan and 276,708 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2015	2016
Research and development	$508,324	$437,195
General and administrative	406,193	436,027

Total stock-based compensation expense	$914,517	$873,222

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to nonemployees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

During the three months ended March 31, 2015, the Company granted options to employees to purchase a total of 111,650 shares of the Company’s common stock at exercise prices ranging from $7.98 to $9.01 per share, which, in each instance was the closing price of the Company’s common stock on the grant date. During the three months ended March 31, 2016, the Company granted options to employees to purchase a total of 310,650 shares of the Company’s common stock at exercise prices ranging from $2.16 to $2.96 per share, which, in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2015	3,318,541	$6.24
Granted	310,650	$2.20
Exercised	—	$—
Cancelled	(26,758)	$6.33

Outstanding as of March 31, 2016	3,602,433	$5.89	7.95

Exercisable as of March 31, 2016	1,605,079	$5.71	7.08

Vested and expected to vest as of March 31, 2016	3,182,369	$5.88	7.92

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2016	2015	2016
Risk-free interest rate	1.76%	1.82%	0.05%	0.49%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	7.0	7.0	0.5	0.5
Volatility	94%	86%	85%	113%

Warrants

As discussed in Note 8 regarding the PIPE Financing, on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 Shares and Warrants to purchase a total of 2,739,323 shares of common stock at a per share exercise price of $5.35. The Warrants will terminate on March 14, 2021 or such earlier date as specified in the warrants.

As discussed in Note 5 regarding the Company’s notes payable, in connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of common stock at a per share exercise price of $9.06. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the warrants became exercisable in full. The warrants will terminate on September 29, 2021 or such earlier date as specified in the warrants.

Outstanding warrants to purchase the Company’s common stock as of March 31, 2016 were as follows:

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7/13/16
Common stock	82,780	$9.06	9/29/21
Common stock	2,739,323	$5.35	3/14/21

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock.  Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of March 31, 2016, the Company had not entered into this manufacturing rights agreement or issued the warrants.

10. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. This modification extended the NIH and NIAID’s commitment under the contract to July 2016. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities not otherwise provided by the U.S. government, needed to perform the statement of work.

The Company recognizes revenue from reimbursements earned in connection with the contract as reimbursable costs are incurred and recognizes revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

For the three months ended March 31, 2015 and 2016, the Company recorded revenue under this agreement of $163,715 and $91,429, respectively. The Company has recorded total revenue of $37.2 million through March 31, 2016 under the NIH and NIAID agreement. As of March 31, 2016, there was up to $2.6 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2015 and March 31, 2016, the Company recorded a receivable from the NIH and NIAID of $73,818 and $91,429, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

11. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard purchased shares of the Company’s series E preferred stock. Concurrently with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, develop, manufacture and commercialize AGS-003 and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

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

Medinet License Agreement

In December 2013, the Company entered into a license agreement with Medinet Co., Ltd. This agreement was subsequently novated, amended and restated between the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement, including the rights to receive payments under the $9.0 million note in favor of Medinet Co., Ltd., to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. Medinet Co., Ltd. and MEDcell Co., Ltd. together are referred to herein as “Medinet.” Under this agreement, the Company granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using the Company’s Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. The Company refers to this license as the manufacturing license.

In addition, under this agreement, the Company granted Medinet an option to acquire a nonexclusive, royalty-bearing license under the Company’s Arcelis technology to sell in Japan AGS-003 and other products for the treatment of mRCC. The Company refers to the option as the sale option and the license as the sale license. This option expired on April 30, 2016. As a result, Medinet may only manufacture AGS-003 and these other products for the Company or its designee. The Company and Medinet have agreed to negotiate in good faith a supply agreement under which Medinet would supply the Company or its designee with AGS-003 and these other products for development and sale for the treatment of mRCC in Japan. During the term of the manufacturing license, the Company may not manufacture AGS-003 or these other products for the Company or any designee for development or sale for the treatment of mRCC in Japan.

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of AGS-003 and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to AGS-003 and these products. The first milestone with a $1.0 million payment was achieved in July 2015.

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

The Company recorded the $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of March 31, 2016, the amount of the note payable was $7.6 million, including $1.5 million accrued interest. As of March 31, 2016, the total deferred liability associated with the Medinet note was $3.8 million.

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

Lummy License Agreement

On April 7, 2015, the Company and Lummy (Hong Kong) Co. Ltd. (“Lummy HK”), a wholly owned subsidiary of Chongqing Lummy Pharmaceutical Co. Ltd., entered into a license agreement (the “License Agreement”) whereby the Company granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer (“Licensed Product”) in China, Hong Kong, Taiwan and Macau (the “Territory”). Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in the Territory.

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

12. Net Loss Per Share

Basic and diluted net loss per share of common stock was determined by dividing net loss by the weighted average of shares of common stock outstanding during the period. The Company’s potentially dilutive shares, which include options to purchase common stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2015	2016

Net loss	$(17,546,215)	$(12,820,188)
Weighted average shares outstanding, basic and diluted	19,674,245	22,606,626
Net loss per share, basic and diluted	$(0.89)	$(0.57)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2015	2016
Stock options outstanding	2,923,782	3,553,919
Warrants outstanding	81,781	594,522

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

Overview

We are an immuno-oncology company focused on the development and commercialization of individualized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary technology platform called Arcelis.

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

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through March 31, 2016, we have raised a total of $408.4 million in cash, including:

•	$245.8 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$104.7 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

In March 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing will take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375. At the second closing, we have agreed to sell and the investors have agreed to purchase, for an additional purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche. The second closing is subject to a recommendation prior to September 30, 2016 by the independent data monitoring committee, or the IDMC, for the ADAPT trial at or following the IDMC’s next regular meeting following the initial closing (currently scheduled for June 2016) that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data. The warrants to be issued in each closing will have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, has also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, including the independent data monitoring committee having made a recommendation at or following its next regular meeting after the June 2016 independent data monitoring committee meeting (currently anticipated to be held in November or December 2016), that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data, and our cash position at such time, Pharmstandard shall purchase at the third closing up to approximately $10.3 million of shares of common stock (without warrants) at a price per share to be determined pursuant to an agreed upon formulation. The dollar amount committed to be purchased by Pharmstandard at the third closing is subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations. All three closings are subject to the satisfaction of certain customary closing conditions.

Commercial Facility. In August 2014, we entered into a lease agreement, or the Lease Agreement, with TKC LXXII, LLC, a North Carolina limited liability company, or TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement, at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of March 31, 2016, as further described below.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have an option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of March 31, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the Lease Agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us and our obligations under the Lease Agreement will continue.

We have incurred losses in each year since our inception in May 1997. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $12.8 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $291.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

We have recorded revenue of $37.2 million through March 31, 2016 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of March 31, 2016, there was up to $2.6 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

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

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., or Pharmstandard, rights to AGS-003 for the treatment of mRCC, in South Korea, which we exclusively licensed to Green Cross Corp., or Green Cross, and rights to AGS-003 in China, Hong Kong, Taiwan and Macau, which we exclusively licensed to Lummy (Hong Kong) Co. Ltd., or Lummy HK. We have granted to MEDcell Co., Ltd., a wholly-owned subsidiary of Medinet Co. Ltd., hereinafter referred to together as “Medinet,” an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC.

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting the ADAPT trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We initiated the ADAPT trial in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. Tumors were collected at 127 clinical sites in North America, Europe and Israel, and patients were enrolled at 107 sites. Under the trial protocol, these patients were randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017.

In addition, in mRCC we plan to support an investigator-initiated clinical trial of AGS-003 in combination with a PD-1 inhibitor that we expect will begin in the second half of 2016.

We are also supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate treatment with AGS-003 in patients with early stage, localized RCC prior to nephrectomy. This trial was opened for enrollment in late 2014 and four patients were enrolled as of March 15, 2016. We expect that a total of 10 patients will be enrolled in this trial. This trial provides the opportunity to observe the impact of AGS-003 on the immune response in both the peripheral blood and the primary tumor, the latter as evidenced by the presence of tumor infiltrating lymphocytes.

We believe that AGS-003 may be capable of treating a wide range of cancers and are planning to evaluate AGS-003 in clinical trials in additional cancer indications. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-003 in patients with non-small cell lung cancer, or NSCLC, that was initiated in the first quarter of 2016. In the trial, the safety, efficacy and immunologic effects of AGS-003 when combined with platinum-based chemotherapy and radiation will be evaluated in approximately 20 Stage 3 NSCLC patients. In the trial, AGS-003 will be administered either concurrently with chemotherapy and with or without radiation or sequentially with chemotherapy and with or without radiation, according to the patient’s assigned treatment arm. We are conducting this trial in NSCLC patients because NSCLC is a tumor type reported to have a high number of mutated targets for the immune system, which could make it more susceptible to AGS-003’s mechanism of action. We also believe platinum-based chemotherapy has immunomodulatory effects by downregulating immunosuppressive regulatory T-cells which may lead to an additive or synergistic effect with AGS-003.

We also plan to support an additional investigator-initiated Phase 2 clinical trial of AGS-003 in muscle invasive bladder cancer, which we expect to begin in mid-2016. The trial has two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of AGS-003. In the treatment phase, AGS-003 will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy, cisplatin and gemcitabine. Booster doses of AGS-003 will continue after tumor resection. As with the neoadjuvant RCC trial, we expect that the trial will provide us with the opportunity to observe the impact of AGS-003 on the immune response in both the peripheral blood and the primary tumor, the latter as evidenced by the presence of tumor infiltrating lymphocytes.

AGS-004

We are developing AGS-004 for the treatment of HIV and are focusing this program on the use of AGS-004 in combination with other therapies for the eradication of HIV. We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. The current standard of care, antiretroviral drug therapy, or ART, can reduce levels of HIV in a patient’s blood, increase the patient’s life expectancy and improve the patient’s quality of life. However, ART cannot eliminate the virus, which persists in latently infected cells, where it remains undetectable by the immune system and can recur. In addition, ART requires daily, life-long treatment which can have significant side effects.

We are supporting an investigator-initiated Phase 2 clinical trial of AGS-004 in up to 12 adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for the eradication of HIV at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial, which was designed to study immune response kinetics to AGS-004 in patients on continuous ART, has been completed. Data from Stage 1were used to better define the optimal dosing strategy in combination with a latency reversing therapy in the ongoing Stage 2 phase of this trial. We expect that some patients in Stage 1 will rollover into Stage 2, which is studying AGS-004 in combination with one of the latency reversing drugs. The patient clinical costs for the first stage of this trial were funded by Collaboratory of AIDS Researchers for Eradication, or CARE. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2016

The following table summarizes the results of our operations for each of the three month periods ended March 31, 2015 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		$	%
	2015	2016	Change	Change
	(in thousands)
Revenue	$179	$146	$(33)	(18.4%)
Operating expenses
Research and development	14,767	9,502	(5,265)	(35.7%)
General and administrative	2,371	2,975	604	25.5%

Total operating expenses	17,138	12,477	(4,661)	(27.2%)

Loss from operations	(16,959)	(12,331)	4,628	(27.3%)
Interest income	10	2	(8)	(80.0%)
Interest expense	(595)	(491)	104	(17.5%)
Other expense	(2)	—	2	*

Net loss	$(17,546)	$(12,820)	$4,726	(26.9%)

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $179,000 for the three months ended March 31, 2015, compared with $146,000 for the three months ended March 31, 2016, a decrease of approximately $33,000, or 18.4%. The $33,000 decrease for the three months ended March 31, 2016 resulted from lower reimbursement under our NIH and NIAID contract in 2016 as there was decreased activity with respect to our Phase 2b clinical trial of AGS-004 in the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Direct research and development expense by program:
AGS-003	$5,441	$3,433
AGS-004	72	54
Other	3	—

Total direct research and development program expense	5,516	3,487
Commercial manufacturing development	4,565	266
Indirect research and development expense	4,686	5,749

Total research and development expense	$14,767	$9,502

Research and development expenses were $14.8 million for the three months ended March 31, 2015, compared with $9.5 million for the three months ended March 31, 2016, a decrease of $5.3 million, or 35.7%. The decrease in research and development expense reflects a $2.0 million decrease in direct research and development expense and a $1.1 million increase in indirect research and development expense. The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 decreased from $5.4 million for the three months ended March 31, 2015 to $3.4 million in the three months ended March 31, 2016. This decrease primarily reflects the completion of patient enrollment in the ongoing ADAPT trial of AGS-003 in July 2015. Significant expenses are incurred to obtain patient enrollment and then the ongoing monitoring costs generally decline as the trial progresses.

•	Direct research and development expense with respect to AGS-004 were not significantly different in the three months ended March 31, 2015 compared with the three months ended March 31, 2016.

We also incurred $4.6 million and $0.3 million of research and development expense related to our commercial manufacturing development efforts during the three months ended March 31, 2015 and 2016, respectively. We commenced our commercial manufacturing development efforts during 2014 and such activity increased progressively through the end of 2015. During the fourth quarter of 2015, we significantly reduced our spending and activity for commercial manufacturing development and this resulted in the decrease in such expenses during the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

The increase in indirect research and development expense was primarily due to higher personnel costs, as we had 99 employees engaged in research and development activities as of March 31, 2015 compared with 116 employees as of March 31, 2016.

We expect that our research and development expenses will increase for the foreseeable future as we seek to complete development of AGS-003 and AGS-004 and increase our commercial manufacturing efforts.

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

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended March 31, 2015, compared with $3.0 million for the three months ended March 31, 2016, an increase of $0.6 million or 25.5%. This increase was primarily due to an additional $0.4 million in personnel costs, including salaries, benefits and stock-based compensation, $0.1 million of additional consulting costs resulting from the implementation of a new enterprise resource planning, or ERP system, and an increase of $0.1 million in marketing expenses.

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

Interest Expense

Interest expense was $594,915 for the three months ended March 31, 2015, compared with $491,193 for the three months ended March 31, 2016. Total interest cost during the three months ended March 31, 2016 was $948,775 and of this amount, $457,582 was capitalized as construction-in-progress resulting in interest expense of $491,193 during the period. There was no interest cost capitalized as construction-in-progress during the three months ended March 31, 2015. Accordingly, interest expense decreased by $103,722 during the three months ended March 31, 2016 compared with the same period in 2015. The increase in total interest cost for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily resulted from higher outstanding indebtedness of $12.5 million borrowed under the Loan Agreement during the year ended December 31, 2015. We expect that interest expense will increase as a result of interest incurred under the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, we had cash, cash equivalents and short-term investments of approximately $13.8 million.

Since our inception in May 1997 through March 31, 2016, we have funded our operations principally with $245.8 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.7 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

Commercial Facility. In August 2014, we entered into the Lease Agreement with TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 124,000 square-foot building to be constructed on approximately 11 acres in Durham County, North Carolina. This facility is being built to house our corporate headquarters and primary manufacturing facility and to replace our existing facility in Durham, North Carolina. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of March 31, 2016.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have the option to extend the Lease Agreement by six five-year renewal terms. Initial rent is $46,917 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of March 31, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the lease agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us and the obligations under the lease agreement will continue.

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

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing will take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375. At the second closing, we have agreed to sell and the investors have agreed to purchase, for an additional purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche. The second closing is subject to a recommendation prior to September 30, 2016 by IDMC for the ADAPT trial at or following the IDMC’s next regular meeting following the initial closing (currently scheduled for June 2016) that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data. The warrants to be issued in each closing will have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, has also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, including the independent data monitoring committee having made a recommendation at or following its next regular meeting after the June 2016 independent data monitoring committee meeting (currently anticipated to be held in November or December 2016), that we continue the ADAPT trial or discontinue the ADAPT trial based on favorable efficacy data, and our cash position at such time, Pharmstandard shall purchase at the third closing up to approximately $10.3 million of shares of common stock (without warrants) at a price per share to be determined pursuant to an agreed upon formulation. The dollar amount committed to be purchased by Pharmstandard at the third closing is subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations. All three closings are subject to the satisfaction of certain customary closing conditions. In connection with entering into the securities purchase agreement, we entered into a registration rights agreement with the investors pursuant to which we agreed to register for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

At-the-market Offering. In May 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen & Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as our agent. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of May 9, 2016, we had sold approximately 358,000 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $2.5 million, net of commissions and issuance costs.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,566)	$(9,548)
Investing activities	6,208	(2,685)
Financing activities	177	19,907
Effect of exchange rate changes on cash	(13)	7

Net (decrease) increase in cash and cash equivalents	$(8,194)	$7,681

Operating Activities. Net cash used in operating activities of $9.5 million during the three months ended March 31, 2016 was primarily a result of our $12.8 million net loss, partially offset by non-cash items of $1.0 million and changes in operating assets and liabilities of $2.3 million. These non-cash items primarily reflect depreciation and amortization expense of $0.2 million, compensation expense related to stock options of $0.9 million, partially offset by capitalized interest and interest accrued on long-term debt of $0.2 million. Accounts payable increased by $1.0 million and accrued expenses increased by $1.3 million.

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

Investing Activities. Net cash provided by (used in) investing activities amounted to $6.2 million and ($2.7) million for the three months ended March 31, 2015 and 2016, respectively. Cash provided by and used in investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases, sales and maturities of short-term investments. Cash provided by investment activities during the three months ended March 31, 2015 consisted of $11.7 million from maturities of short-term investments, partially offset by $2.8 million of purchases of short-term investments and $2.7 million of purchases of property and equipment. Cash used in investment activities during the three months ended March 31, 2016 consisted of $3.7 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments.

Financing Activities. Net cash provided by financing activities amounted to $0.2 million and $19.9 million for the three months ended March 31, 2015 and 2016, respectively. Cash provided by financing activities for the three months ended March 31, 2015 consisted of proceeds of $0.1 million from the exercise of stock options and $0.1 million of proceeds from the employee stock purchase plan, partially offset by $12,870 of payments on notes payable. Cash provided by financing activities for the three months ended March 31, 2016 consisted primarily of proceeds of $19.9 million from the issuance of common stock and warrants under our PIPE Financing and $0.1 million of proceeds from our employee stock purchase plan, partially offset by a $0.1 million payment on our facility lease obligation.

Other Significant Changes in Consolidated Balance Sheet as of March 31, 2016 Compared with December 31, 2015

Property and equipment, net, increased by $5.0 million primarily due to a $2.5 million increase in computer software recognized from the implementation of our new ERP system and $2.5 million from construction-in-progress. Accounts payable increased by $3.3 million primarily due to purchases of property and equipment and costs related to our PIPE Financing.

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

Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments as of March 31, 2016 and the anticipated funding under our NIH and NIAID contract, will enable us to fund our operating expenses into the third quarter of 2016. If the second and third tranches of our March 2016 private placement financing occur, we expect that our cash, cash equivalents and short-term investments as of March 31, 2016, the net proceeds from the financing and the anticipated funding under our contract with the NIH and NIAID, will enable us to fund our operating expenses into the second quarter of 2017, by which time we will expect to have had a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017 from the ADAPT trial.

We expect that these funds will be sufficient to enable us to support our ADAPT trial of AGS-003 to data, the ongoing and planned investigator-initiated clinical trials of AGS-003, certain of the manufacturing costs of the ongoing Phase 2 clinical trial of AGS-004 for HIV eradication and certain costs related to manufacturing. We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a biologics license application, or BLA, to the FDA for AGS-003, to perform pre-commercialization activities for AGS-003 or to commercially launch AGS-003. These expectations are based on our current operating plan under which we implemented measures to reduce our operating expenses, including reductions in spending for activities in preparation for submission of a BLA. In connection with the implementation of this operating plan, on April 19, 2016, we announced a workforce action plan designed to streamline operations and reduce our operating expenses, pursuant to which we reduced our workforce by 18 employees. These reductions may also include reductions in planned spending related to chemistry, manufacturing and controls, process validation, quality, supply management and commercial preparation. Under our plan, we also intend to seek to refinance our existing venture loan facility with the Lenders, and to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to refinance our venture loan facility or enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to reach a sufficient number of events to permit the primary analysis and assessment of overall survival from the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support or plan to support;

•	the progress and results of the ongoing investigator-initiated Phase 2 clinical trial of AGS-004 for HIV eradication and the planned investigator-initiated clinical trials of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of AGS-003 and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the purchase price for, and the costs and timing of our planned purchase, build-out and equipping of a new commercial manufacturing facility, the costs and timing of building out and equipping a new commercial manufacturing facility at our current facility or at a new leased facility, or, the costs and timing of entering into a commercial supply arrangement with a contract manufacturer, and any costs and liabilities associated with any financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $8.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Our significant accounting policies are described in Note 1 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. However, while we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in fair value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

We are also exposed to market risk from the potential increase in short-term U.S. interest rates under our Loan Agreement with Horizon and Fortress. Pursuant to the Loan Agreement, the per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month LIBOR exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%. Since the one-month LIBOR Rate has been less than 0.50% since the Loan Agreement was executed in September 2014, our interest rate has been and is currently 9.25%. If the one-month LIBOR Rate increases to 2.0% or greater, the interest expense we will incur under the Loan Agreement will increase by $375,000 per year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2016, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For instance, despite observing positive results in earlier clinical trials of AGS-004, we failed to achieve the primary endpoint of our Phase 2b clinical trial of AGS-004. Similarly, recommendations of the independent data monitoring committee that the ADAPT trial should be continued based on results of the committee’s interim data analyses of interim trial results may not be indicative as to final results of the trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In particular, to date, we have not completed a clinical trial of AGS-003 against a placebo or a comparator therapy. While we believe comparisons to results from other reported clinical trials or from analyses of data from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium, can assist in evaluating the potential efficacy of our AGS-003 product candidate, there are many factors that affect the outcome for patients, some of which are not apparent in published reports. As a result, results from two different trials or between a trial and an analysis of a treatment database often cannot be reliably compared. Our ADAPT trial of AGS-003 is intended to compare directly the combination of AGS-003 and sunitinib / targeted therapy to treatment with sunitinib or another targeted therapy monotherapy. Based on the design of the trial, the data from the trial will need to demonstrate an increase in median overall survival of approximately six months for the AGS-003 plus sunitinib / targeted therapy arm as compared to the sunitinib / targeted therapy monotherapy control arm in order to show statistical significance and achieve the primary endpoint of the trial. We will need to show this statistically significant benefit of the combined therapy as compared to treatment with the sunitinib / targeted therapy monotherapy as part of a biologics license application, or BLA submission for approval of AGS-003. However, demonstration of statistical significance and achievement of the primary endpoint of the trial do not assure approval by the FDA or similar regulatory authorities outside the United States.

Patients in our ADAPT trial who receive treatment with sunitinib / targeted therapy monotherapy may not have results similar to patients studied in clinical trials of sunitinib or to patients in the Consortium database who were treated with sunitinib. If the patients in our ADAPT trial who receive sunitinib / targeted therapy plus placebo have results which are better than the results that occurred in those other clinical trials or the results described in the Consortium database, we may not demonstrate a sufficient clinical benefit from AGS-003 in combination with sunitinib to allow the FDA to approve AGS-003 for marketing. In addition, only 21 patients received the combination of AGS-003 and sunitinib in our Phase 2 clinical trial. If the patients in our ADAPT trial who receive the combination of AGS-003 and sunitinib / targeted therapy have results which are worse than the results that occurred in our Phase 2 clinical trial, we may not demonstrate a sufficient clinical benefit from the combination therapy to allow the FDA to approve AGS-003 for marketing.

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

In addition, the patients recruited for clinical trials of our product candidates may have a disease profile or other characteristics that are different than we expect and different than the clinical trials were designed for, which could adversely impact the results of the clinical trials. For instance, our Phase 2 combination therapy clinical trial of AGS-003 in combination with sunitinib was originally designed to enroll patients with favorable disease risk profiles and intermediate disease risk profiles and with a primary endpoint of complete response rate. However, the actual trial population consisted entirely of patients with intermediate disease risk profiles and poor disease risk profiles. This is a population for which published research has shown that sunitinib alone, as well as other of the targeted therapies for mRCC, rarely if ever produce complete responses in mRCC, and in our Phase 2 clinical trial in this population, the combination therapy of AGS-003 and sunitinib did not show a complete response rate that met the endpoint of the trial.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Our competitors may have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, during the Phase 1/2 monotherapy clinical trial of AGS-003 that we conducted, our ability to enroll patients in the trial was adversely affected by the FDA’s approval of sorafenib and sunitinib, because patients did not want to receive, and physicians were reluctant to administer, AGS-003 as an experimental monotherapy once new therapies that showed efficacy in clinical trials were introduced to the market and became widely available.

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

We are developing AGS-004 for use in combination with latency reversing drugs to eradicate HIV. If latency reversing drugs are not successfully developed for HIV on a timely basis or at all, we will be unable to develop AGS-004 for this use or will be delayed in doing so. In addition, because there are currently no products approved for HIV eradication, we cannot be certain of the clinical trials that we will need to conduct or the regulatory requirements that we will need to satisfy in order to obtain marketing approval of AGS-004 for this purpose.

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

A number of the latency reversing drugs being evaluated for use in HIV patients are currently approved in the United States and elsewhere for use in the treatment of specified cancer indications. For instance Vorinostat is approved for cutaneous T-cell lymphoma. If these drugs are not approved by the FDA or equivalent foreign regulatory authorities for use in HIV, the FDA and these other regulatory authorities may not approve AGS-004 without the latency reversing drug having received marketing approval for HIV. If the FDA and these other regulatory authorities approve AGS-004 without the approval of the latency reversing drug for HIV, the use of AGS-004 in combination with the latency reversing drug for virus eradication would require sales of the latency reversing drug for off-label use. In such event, the success of the combination of AGS-004 and the latency reversing drug would be subject to the willingness of physicians, patients, healthcare payors and others in the medical community to use the latency reversing drug for off-label use and of government authorities and third party payors to pay for the combination therapy. In addition, we would be limited in our ability to market the combination for its intended use if the latency reversing drug were to be used off-label.

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

Development of our individualized Arcelis-based product candidates is subject to significant uncertainty because each product candidate is derived from source material that is inherently variable. This variability could reduce the effectiveness of our Arcelis-based product candidates, delay any FDA approval of our Arcelis-based product candidates, cause us to change our manufacturing methods and adversely affect the commercial success of any approved Arcelis-based products.

The disease samples from the patients to be treated with our Arcelis-based products vary from patient to patient. This inherent variability may adversely affect our ability to manufacture our products because each tumor or virus sample that we receive and process will yield a different product. As a result, we may not be able to consistently produce a product for every patient and we may not be able to treat all patients effectively. Such inconsistency could delay FDA or other regulatory approval of our Arcelis-based product candidates or, if approved, adversely affect market acceptance and use of our Arcelis-based products. If we have to change our manufacturing methods to address any inconsistency, we may have to perform additional clinical trials, which would delay FDA or other regulatory approval of our Arcelis-based product candidates and increase the costs of development of our Arcelis-based product candidates.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address an unmet need for this condition, the treatment sponsor may apply for FDA fast track designation. In April 2012, the FDA notified us that we obtained fast track designation for AGS-003 for the treatment of mRCC. Fast track designation does not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $12.8 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $291.8 million. To date, we have financed our operations primarily through public offerings of our common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $13.8 million and working capital of $0.9 million. Based on our current operating plan, we expect that the $19.1 million of net proceeds from the sale of common stock and warrants at the initial closing of our March 2016 private placement, together with our existing cash, cash equivalents and short-term investments as of March 31, 2016 and the anticipated funding under our contract with the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, will enable us to fund our operating expenses into the third quarter of 2016.

Our March 2016 private placement includes three tranches. The initial tranche closed in March 2016, and the second and third tranches are conditioned on the achievement of certain regulatory milestones and other closing conditions. For a description of the terms of the private placement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity—PIPE Financing”. If the milestones and closing conditions are not achieved, for instance as a result of the IDMC recommending that we discontinue the ADAPT trial for futility, and the second and third tranches are not consummated, then as noted above, we believe that our existing cash, cash equivalents and short-term investments will only enable us to fund our operating expenses into the third quarter of 2016. If the milestones and closing conditions are achieved and the second and third tranches are consummated, we expect that the net proceeds from all three tranches of our private placement, together with our existing cash, cash equivalents and short-term investments as of March 31, 2016 and the anticipated funding under our contract with the NIH and NIAID, will enable us to fund our operating expenses into the second quarter of 2017, by which time we will expect to have had a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017 from the ADAPT trial. We expect that these funds will be sufficient to enable us to support the ongoing and planned investigator-initiated clinical trials of AGS-003, certain of the manufacturing costs of the ongoing Phase 2 clinical trial of AGS-004 for HIV eradication and certain costs related to commercial manufacturing. We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a BLA to the FDA for AGS-003, to perform pre-commercialization activities for AGS-003 or to commercially launch AGS-003. These expectations are based on our current operating plan under which we implemented measures to reduce our operating expenses, including reductions in spending for activities in preparation for submission of a BLA. In connection with the implementation of this operating plan, on April 19, 2016, we announced a workforce action plan designed to streamline operations and reduce our operating expenses, pursuant to which we reduced our workforce by 18 employees. These reductions may include reductions in planned spending related to chemistry, manufacturing and controls, process validation, quality, supply management and commercial preparation. Under our plan, we also intend to seek to refinance our existing venture loan facility with Horizon Technology Finance Corporation, or Horizon, and Fortress Credit Co LLC, or Fortress, and to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to refinance our venture loan facility or enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to obtain reach a sufficient number of events to permit the primary analysis and assessment of overall survival from the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays. We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support or plan to support;

•	the progress and results of the ongoing investigator-initiated Phase 2 clinical trial of AGS-004 for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of AGS-003 and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the purchase price for, and the costs and timing of our planned purchase, build-out and equipping of a new commercial manufacturing facility, the costs and timing of building out and equipping a new commercial manufacturing facility at our current facility or at a new leased facility, or, the costs and timing of entering into a commercial supply arrangement with a contract manufacturer, and any costs and liabilities associated with any financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $8.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of March 31, 2016, we have not completed a formal study to determine whether there are 382 limitations that apply However, we believe that, by engaging in the financing transactions in which we have engaged, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	inability to establish customer service and access services, including potential supply chain and specialty pharmacy arrangements.

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

We currently intend to commercialize AGS-003 independently in North America. We intend to collaborate with other third parties to manufacture, develop or commercialize AGS-003 outside North America. We have entered into an exclusive license agreement with Pharmstandard International S.A., or Pharmstandard, for the development and commercialization of AGS-003 in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of AGS-003 for the treatment of mRCC in South Korea and an exclusive license agreement with Lummy (Hong Kong) Co. Ltd., or Lummy HK, for the development, manufacture and commercialization of AGS-003 in China, Hong Kong, Taiwan and Macau. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan AGS-003 for the purpose of development and commercialization for the treatment of mRCC. We also plan to seek government or other third party funding for continued development of AGS-004 and to collaborate with third parties to develop and commercialize AGS-004. Our likely collaborators for any development, distribution, marketing, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or, require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may have the right to conduct clinical trials of our product candidates without our consent and could conduct trials with flawed designs that result in data that adversely affect our clinical trials, our ability to obtain marketing approval for our product candidates or market acceptance of our product candidates. Pharmstandard, Green Cross, Medinet and Lummy HK each have this right under our license agreements with them;

•	collaborators may hold rights that could preclude us from commercializing our products in certain territories. For example, we have granted Medinet an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC. If we and Medinet are unable to agree to the terms of a supply agreement under these circumstances, we will not be able to sell AGS-003 in Japan unless we repurchase these rights from Medinet;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, our collaboration with Kyowa Hakko Kirin Co., Ltd. with respect to AGS-003 and AGS-004 was terminated by our collaborator.

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

For instance, in December 2015 we received a notice from Health Canada that one of the sites at which we are conducting our Phase 3 ADAPT trial in Canada had been found to be non-compliant with Good Clinical Practice in Canada and that if the issues raised in the notice were not corrected, Health Canada could suspend our authorization to conduct the ADAPT trial at all sites in Canada. We submitted a response to Health Canada and subsequently received a Completion of Response notice from Health Canada stating that our corrective actions were satisfactory and that the matter was officially closed.

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

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.6 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of March 31, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We are currently in discussions with TKC to extend the period for purchasing the property as we will need to obtain additional funding to consummate the purchase of the property. If we purchase the property, upon the closing, the lease agreement will terminate. If TKC is unwilling to extend the period, TKC will have no further obligation to sell the property to us and our obligations under the lease agreement will continue.

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

We may choose to engage a contract manufacturer to supply AGS-003 on a commercial scale on our behalf. Reliance on such third-party contractors entails risks, including:

•	manufacturing delays if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third-party contractors of our agreements with them;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong individualized product being supplied;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary AGS-003 or any of our other product candidates.

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

Manufacturing our Arcelis-based product candidates requires coordination internally among our employees and externally with physicians, hospitals and third party suppliers and carriers. For example, a patient’s physician or clinical site will need to coordinate with us for the shipping of a patient’s disease sample and leukapheresis product to our manufacturing facility in a timely manner, and we will need to coordinate with them for the shipping of the manufactured product to them. Such coordination involves a number of risks that may lead to failures or delays in manufacturing our Arcelis-based product candidates, including:

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

We are highly dependent on Jeffrey Abbey, our President and Chief Executive Officer, Charles Nicolette, our Vice President of Research and Development and Chief Scientific Officer and Lee F. Allen, our Chief Medical Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our executive officers, directors and affiliates of all officers and directors who own our outstanding common stock beneficially own, in the aggregate, shares representing approximately 60.4% of our outstanding common stock as of May 9, 2016. If we consummate the second and third tranches of the March 2016 private placement, and assuming that the shares in the third tranche are sold at a price of $5.35 per share, our executive officers, directors and affiliates of all officers and directors who own our outstanding common stock would beneficially own, in the aggregate, shares representing approximately 74.7% of our outstanding common stock, based on the number of shares of common stock outstanding as of May 9, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 33.4% of our outstanding common stock as of May 9, 2016. If we consummate the second and third tranches of the March 2016 private placement, and assuming that the shares in the third tranche are sold at a price of $5.35 per share, Pharmstandard would beneficially own, in the aggregate, shares representing approximately 42.8% of our outstanding common stock. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, although Pharmstandard is subject to contractual limitations on its voting rights, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $1.61 and high of $13.97 during the period of February 7, 2014 through May 9, 2016.The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In September 2014, we entered into a venture loan and security agreement with Horizon and Fortress. The terms of this agreement preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 9, 2016, we had 25,889,058 shares of common stock outstanding. Of these shares, the 3,652,430 shares of our common stock issued in our March 2016 private placement are restricted and are subject to limitations on sale under federal securities laws for a period of up to six months or earlier if we file a registration statement covering such shares as we agreed under the registration rights agreement entered into in connection with the private placement, and the additional 12,589,229 shares held by our directors, officers and affiliates are subject to applicable volume limitations on sales under federal securities laws. The balance of our outstanding shares of common stock may be freely sold in the public market at any time.

In addition, as of May 9, 2016, there were 3,505,740 shares subject to outstanding options under our equity incentive plans, all of which shares we have registered under the Securities Act of 1933, as amended, or the Securities Act, on a registration statement on Form S-8. These shares, once vested and issued upon exercise, will be able to be freely sold in the public market, subject to volume limits applicable to affiliates. Furthermore, following the initial closing of the private placement, there were 2,822,104 shares subject to outstanding warrants. The shares issuable upon exercise of these warrants will become eligible for sale in the public market to the extent such warrants are exercised and to the extent covered by a registration statement or permitted by Rule 144 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

On March 14, 2016, we sold for a total purchase price of $19,882,915 a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share purchased), based on a purchase price per share and accompanying warrant equal to $5.44375.

On January 19, 2016, we issued to Dr. Lee Allen, our Chief Medical Officer, an option to purchase 300,000 shares of our common stock at an exercise price of $2.16 per share.  This option was an inducement grant issued outside our existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4).  We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: May 16, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement, dated December 4, 2015, by and between the Registrant and Dr. Lee Allen.

10.2+	Sales Agreement, dated May 8, 2015, by and between the Registrant and Cowen and Company, LLC (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-204016) filed on May 8, 2015 and incorporated herein by reference)

10.3+	Securities Purchase Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.4+	Form of Common Stock Warrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.5+	Registration Rights Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Previously filed.

