Form 10-Q
period 2016-06-30
ARGOS THERAPEUTICS INC
filed 2016-08-15
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 8, 2016, there were 41,196,695 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2016

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2015	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$6,163,144	$34,830,164
Short-term investments	1,003,160	—
Restricted cash	740,000	740,000
Prepaid expenses	740,173	1,247,696
Other receivables	73,818	461,143

Total current assets	8,720,295	37,279,003
Property and equipment, net	22,306,384	29,145,088
Other assets	11,020	11,020

Total assets	$31,037,699	$66,435,111

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$2,907,683	$5,135,238
Accrued expenses	3,676,846	3,831,736
Current portion of manufacturing research and development obligation	—	2,122,661
Current portion of notes payable	1,578,284	6,787,283

Total current liabilities	8,162,813	17,876,918
Long-term portion of notes payable	30,728,258	24,503,569
Long-term portion of manufacturing research and development obligation	7,777,436	5,854,880
Long-term portion of facility lease obligation	7,249,627	7,159,627
Deferred liabilities	5,321,000	6,778,500
Commitments
Stockholders’ (deficit) equity
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2015 and June 30, 2016; 0 shares issued and outstanding as of December 31, 2015 and June 30, 2016	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2015 and June 30, 2016; 21,641,509 and 32,031,452 shares issued and outstanding as of December 31, 2015 and June 30, 2016, respectively	21,642	32,031
Accumulated other comprehensive loss	(138,245)	(129,837)
Additional paid-in capital	250,873,875	308,744,563
Accumulated deficit	(278,958,707)	(304,385,140)

Total stockholders’ (deficit) equity	(28,201,435)	4,261,617

Total liabilities and stockholders’ (deficit) equity	$31,037,699	$66,435,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Revenue	$107,391	$488,643	$286,162	$635,072

Operating expenses
Research and development	16,084,834	9,164,184	30,851,816	18,666,160
General and administrative	2,909,358	3,389,479	5,280,559	6,364,503

Total operating expenses	18,994,192	12,553,663	36,132,375	25,030,663

Operating loss	(18,886,801)	(12,065,020)	(35,846,213)	(24,395,591)
Other expense
Interest income	8,327	2,237	18,415	3,813
Interest expense	(725,522)	(543,462)	(1,320,437)	(1,034,655)
Other expense	(822)	—	(2,798)	—

Other expense, net	(718,017)	(541,225)	(1,304,820)	(1,030,842)

Net loss	$(19,604,818)	$(12,606,245)	$(37,151,033)	$(25,426,433)

Net loss per share, basic and diluted	$(0.95)	$(0.48)	$(1.84)	$(1.04)

Weighted average shares outstanding, basic and diluted	20,622,326	26,066,160	20,145,747	24,336,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net loss	$(19,604,818)	$(12,606,245)	$(37,151,033)	$(25,426,433)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	3,368	181	(9,493)	8,137
Unrealized gain on short-term investments	2,368	—	7,363	271

Total comprehensive loss	$(19,599,082)	$(12,606,064)	$(37,153,163)	$(25,418,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities
Net loss	$(37,151,033)	$(25,426,433)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	347,962	439,738
Compensation expense related to stock options	1,766,853	2,497,254
Common stock issued as payment for services	—	149,815
Interest accrued/(capitalized) on long-term debt	457,891	(404,113)
Amortization of debt discount	49,834	70,408
Amortization of debt issuance costs	138,615	17,002
Loss on disposal of equipment	2,799	—
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	68,609	(894,849)
Other assets	(441,570)	—
Accounts payable	2,058,051	378,776
Accrued expenses	1,000,050	1,134,276
Deferred liabilities	1,512,500	(82,500)
Manufacturing research and development obligation	781,350	200,104

Net cash used in operating activities	(29,408,089)	(21,920,522)

Cash flows from investing activities
Purchase of property and equipment	(5,010,684)	(5,635,239)
Purchase of short-term investments	(2,743,176)	—
Proceeds from maturity of short-term investments	14,202,000	1,003,431

Net cash provided by (used in) investing activities	6,448,140	(4,631,808)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	8,570,000	54,826,380
Proceeds from exercise of common stock warrants	—	299,932
Stock issuance costs	—	(75,188)
Payments on notes payable	(25,740)	(9,538)
Payment on facility lease obligation	—	(100,000)
Proceeds from exercise of common stock options	93,396	132,772
Proceeds from exercise of employee stock purchase plan	100,082	136,958
Net cash provided by financing activities	8,737,738	55,211,316
Effect of exchange rate changes on cash	(9,412)	8,034
Net (decrease) increase in cash and cash equivalents	(14,231,623)	28,667,020
Cash and cash equivalents
Beginning of period	37,223,590	6,163,144
End of period	$22,991,967	$34,830,164

Supplemental disclosure of cash flow information
Cash paid for interest	$583,808	$974,526
Supplemental disclosure of noncash investing and financing activities
Stock issuance costs included in accounts payable and accrued expenses	$—	$803,352
Interest capitalized on construction-in-progress	$—	$850,551
Purchase of property and equipment included in accounts payable and accrued expenses	$1,135,437	$782,548
Recognition of asset and facility lease obligation related to construction of new property	$4,240,437	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is an immuno-oncology company focused on the development and commercialization of individualized immunotherapies for the treatment of cancer using its Arcelis technology platform. The Company’s most advanced product candidate, AGS-003, is being evaluated in the pivotal ADAPT Phase 3 clinical trial (the “ADAPT trial”) for the treatment of metastatic renal cell carcinoma (“mRCC”). The Company is also developing a separate Arcelis-based product candidate, AGS-004, for the treatment of HIV, which is currently being evaluated in a clinical trial in combination with vorinostat aimed at HIV eradication in adult patients.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of June 30, 2016, had an accumulated deficit of $304.4 million. Also, as of June 30, 2016, the Company’s current assets totaled $37.3 million compared with current liabilities of $17.9 million, and the Company had cash, cash equivalents and short-term investments of $34.8 million. In light of the Company’s current operating plan, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the three and six months ended June 30, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and six months ended June 30, 2016, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2015 and June 30, 2016, $5,913,144 and $34,580,164, respectively, in cash and cash equivalents were uninsured.

Restricted Cash

The Company had restricted cash of $740,000 as of each of December 31, 2015 and June 30, 2016, which consists of funds maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for the Company’s new corporate headquarters and primary manufacturing facility (see Note 7).

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted using guidance similar to existing guidance for operating leases. Topic 842 supersedes the previous lease standard, Topic 840 Leases. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements from adoption of this standard.

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

In April 2015, the FASB issued a new standard update which requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the associated debt liability. This standard became effective for the Company beginning on January 1, 2016 and is applied on a retrospective basis. As a result, deferred financing costs of $93,503 and $85,002 were reclassified to long-term debt as of December 31, 2015 and March 31, 2016, respectively.

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

In May 2014, the FASB issued a new accounting standard update pertaining to accounting for revenue from contracts with customers. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. In July 2015, the FASB finalized a one-year delay in the effective date of this standard, which will now be effective for the Company beginning January 1, 2018, however early adoption is permitted any time after the original effective date, which for the Company is January 1, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2015 and June 30, 2016.

As of December 31, 2015 and June 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and short-term investments in corporate debt securities. The Company’s short-term investments are classified as available-for-sale investments. As of June 30, 2016, the Company did not own any short-term investments. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. The Company’s Level 2 assets consist of short-term debt instruments in corporate debt securities valued using independent pricing services which normally derive security prices from recently reported trades for identical or similar securities, making adjustments based on significant observable transactions. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources. During the three and six months ended June 30, 2016, there were no transfers between Levels 1 and 2 assets.

As of December 31, 2015 and June 30, 2016, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short-term	—	1,003,160	—	1,003,160
Restricted cash	740,000			740,000
Total assets at fair value	$6,329,684	$1,003,160	$—	$7,332,844

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Assets
Money-market funds	$343,841	$—	$—	$343,841
Restricted cash	740,000			740,000
Total assets at fair value	$1,083,841	$—	$—	$1,083,841

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents, corporate debt securities included in short-term investments and restricted cash as of December 31, 2015 and June 30, 2016 were as follows:

	As of December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short term	1,003,431	—	(271)	1,003,160
Restricted cash	740,000	—	—	740,000
	$7,333,115	$—	$(271)	$7,332,844

	As of June 30, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$343,841	$—	$—	$343,841
Restricted cash	740,000	—	—	740,000
	$1,083,841	$—	$—	$1,083,841

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2015 was approximately $32.0 million compared with its carrying value of $32.4 million. The fair value of the Company’s debt as of June 30, 2016 was approximately $30.9 million compared with its carrying value of $31.3 million (see Note 5).

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2015	June 30, 2016
Office furniture and equipment	$681,954	$681,954
Computer equipment	970,689	1,099,033
Computer software	629,948	3,143,722
Laboratory equipment	5,916,539	5,908,068
Leasehold improvements	2,664,669	2,664,669
Asset related to facility lease obligation	7,630,660	7,640,660
Construction-in-progress	12,656,260	17,274,267

	31,150,719	38,412,373
Less: Accumulated depreciation and amortization	(8,844,335)	(9,267,285)

Property and equipment, net	$22,306,384	$29,145,088

Assets related to the Company’s facility lease obligation and construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the facility being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suite lease accounting (see Note 7). As of December 31, 2015 and June 30, 2016, construction-in-progress included $880,334 and $1,730,885, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Three months ended June 30, 2015	$181,530
Three months ended June 30, 2016	$237,996
Six months ended June 30, 2015	$347,962
Six months ended June 30, 2016	$439,738

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2016. Therefore, no U.S. federal, state or foreign income taxes are expected for 2016 and no provision for such taxes has been recorded as of June 30, 2016.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2015 and June 30, 2016, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

5. Notes Payable

Notes payable consist of the following as of December 31, 2015 and June 30, 2016:

	December 31, 2015	June 30, 2016
Notes payable under the venture loan and security agreement, including accrued interest	$25,265,451	$25,431,010
Less debt discount and debt issuance costs	(495,229)	(407,819)
Notes payable under the venture loan and security agreement, net	24,770,222	25,023,191
Promissory note payable to Medinet, including accrued interest	7,489,565	6,228,635
Other notes payable	46,755	39,026
Total notes payable	32,306,542	31,290,852
Less current portion	(1,578,284)	(6,787,283)
Long-term portion of notes payable	$30,728,258	$24,503,569

Venture Loan Facility. In September 2014, the Company entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Fortress Credit Co LLC (together, the “Lenders”) under which the Company could borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

The Company borrowed the first tranche of $12.5 million upon the closing of the Loan Facility in September 2014 and borrowed the second tranche of $12.5 million in August 2015. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate (“LIBOR”) exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

The Company incurred $449,796 in debt issuance costs in connection with the closing of the Loan Facility. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the terms of the related debt.

The Company has agreed to repay the first tranche of $12.5 million on an interest-only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the first tranche loan. The Company has agreed to repay the second tranche loan of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the second tranche loan. In addition, the Company has agreed that if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of the Company’s common stock at a per share exercise price of $9.06 (the “Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Warrants became exercisable in full. The Warrants will terminate on September 29, 2021 or such earlier date as specified in the Warrants. As of September 29, 2014, the Company recorded a debt discount of $338,673 equal to the value of these Warrants. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company's consolidated balance sheet.

Medinet Loan. In December 2013, in connection with a license agreement currently with Medinet Co., Ltd and its wholly-owned subsidiary, MEDcell Co., Ltd. (together "Medinet"), as described in Note 11, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of the borrowing date, December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability.

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, the amount of the note payable was $7.5 million, including $1.3 million of accrued interest. During the three months ended June 30, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of June 30, 2016, the amount of the note payable was $6.2 million, including $1.6 million of accrued interest. As of December 31, 2015 and June 30, 2016, the total deferred liability associated with the Medinet note was $3.8 million and $5.3 million, respectively (see Note 11).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $46,754 and $39,026 in principal was outstanding as of December 31, 2015 and June 30, 2016, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

6. Manufacturing Research and Development Obligation

In October 2014, the Company entered into a development agreement (the “Invetech Development Agreement”) with Invetech Pty Ltd (“Invetech”). The Invetech Development Agreement supersedes and replaces the development agreement entered into by the parties in July 2005. Under the Invetech Development Agreement, Invetech will continue to develop and provide prototypes of the automated production system to be used for the manufacture of the Company’s Arcelis-based products (the “Production Systems”). Development services will be performed on a proposal by proposal basis.

Invetech has agreed to defer 30% of its fees, but such deferral will not exceed $5.0 million. Deferred fees (plus interest of 7% per annum) would become payable either, at the Company’s option, in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”). The “Sunset Date Trigger Event” is December 31, 2016. Invetech is entitled to a 10% bonus payment if the ADAPT trial is closed early indicating positive efficacy or if the ADAPT trial meets the primary endpoint of overall survival and the 100% of events analysis indicates positive efficacy, and if Invetech has timely completed all activities up to the time the ADAPT trial is stopped.

As of December 31, 2015, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $7.8 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.3 million in accrued interest. As of June 30, 2016, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.0 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.5 million in accrued interest, of which $2.1 million is included in current liabilities as the current portion of the obligation.

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

Under the Lease Agreement, the Company agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. The Company intended this facility to be built to house the Company’s corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company has paid $1.7 million as of June 30, 2016.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the second year are $47,972 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and adjustment based on the Company’s use of certain amounts allocated for upfitting the interior of the facility.

The Lease Agreement required the Company to provide TKC with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1,325,000 to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of December 31, 2015 under a purchase and sale agreement with TKC. The deposit is recorded as restricted cash as of December 31, 2015 and June 30, 2016 on the Company’s consolidated balance sheets.

Under the Lease Agreement, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40-05-5 requires for accounting purposes that the Company be considered the owner of this project during the construction period. Therefore, the Company recorded an asset in property and equipment, net on the Company’s consolidated balance sheets for the cost of the Company’s portion of the building plus the amount of estimated structural construction costs incurred by TKC and the Company as of the applicable balance sheet date. The Company recorded a corresponding facility lease obligation on its consolidated balance sheets representing the amounts paid by TKC.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the Company’s consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.6 million as of each of December 31, 2015 and June 30, 2016. The facility lease obligation on the Company’s consolidated balance sheet is $7.2 million as of each of December 31, 2015 and June 30, 2016.

Under the Lease Agreement, the Company had an option to purchase the property. In February 2015, the Company exercised this purchase option and entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC. The purchase price to be paid by the Company at closing is $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company has paid $1.7 million as of June 30, 2016, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. Under the terms of the Purchase Agreement, the Company had until February 16, 2016 to consummate the purchase of the property. However on July 1, 2016, TKC and the Company amended the Purchase Agreement to extend the period for purchasing the property until September 23, 2016. If the Company purchases the property, the Lease Agreement will terminate upon the closing.

8. Stockholders’ (Deficit) Equity

Issuance of Common Stock in the First Half of 2016

PIPE Financing

On March 4, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of up to $60 million of the Company’s common stock (the “Shares”) and warrants to purchase shares of common stock (the “Warrants”) in a private placement (the “PIPE Financing”). Investors participating in the PIPE Financing included Pharmstandard, ForArgos B.V., Tianyi Lummy International Holdings Group Ltd. (“Tianyi Lummy”), China BioPharma Capital I, L.P. (“China BioPharma”), TVM V Life Science Ventures GmbH & Co. KG and Wasatch Funds Trust. Andrei Petrov, Igor Krol, Hubert Birner and Sander van Deventer (collectively, the “Investor Directors”), who are members of the Company’s board of directors, are affiliated with certain of the Investors.

The PIPE Financing was to take place in up to three tranches. Under the Securities Purchase Agreement, at the initial closing, which occurred on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 Shares and Warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to $5.44375 (the “Purchase Price”). At the second closing, which occurred on June 29, 2016, the Company sold and the Investors purchased for a total purchase price of $29,824,520 a total of 5,478,672 Shares and Warrants to purchase a total of 4,109,005 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to the Purchase Price. The closing of the second tranche was triggered by the recommendation from the Company’s independent data monitoring committee (the “IDMC”) that the Company continue the trial for the treatment of metastatic renal cell carcinoma based on the results of the IDMC’s scheduled interim data review. The Warrants have an exercise price of $5.35 per share, expire on the fifth anniversary of the date of issuance and have other terms described below under “Warrants.”

Under the Securities Purchase Agreement, Pharmstandard International S.A. (“Pharmstandard”) agreed that, at the Company’s option following the satisfaction of certain conditions, it could be required to purchase at a third closing up to $10,292,563 of Shares (without Warrants). The dollar amount of Shares to be purchased by Pharmstandard at the third closing was subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by the Company after the initial closing through equity or debt financings or collaborations. The net proceeds received from the sale of common stock and accompanying warrants in the Company’s follow-on public offering that closed on August 2, 2016 (see Note 13) reduced in full the dollar amount committed to be purchased in the third tranche and as a result the Company has no further ability to effect the closing of, and Pharmstandard has no further obligation to purchase Shares in, the third tranche of the PIPE Financing.

Under the Securities Purchase Agreement, Pharmstandard has also agreed that to the extent that and for so long as the total voting power of voting securities of the Company beneficially owned by Pharmstandard and its affiliates and any other Persons whose beneficial ownership of the Company’s common stock would be aggregated with Pharmstandard for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, exceeds 33% of the voting power of the total number of voting securities of the Company then outstanding, in any election of directors and in any other matter submitted to a general vote of the stockholders of the Company (whether taken at an annual or special meeting of stockholders or by written action) Pharmstandard shall and shall cause its affiliates and such other persons whose beneficial ownership of the Company’s common stock would be aggregated with Pharmstandard for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, to vote such number of voting securities of the Company which exceed 33% of the voting power of the total number of voting securities of the Company then outstanding in the same manner as and in the same proportion to the votes cast on the matter by the other holders of voting securities of the Company.

The Company agreed to pay at each closing the legal expenses of the Investors and the legal expenses of the Investors incurred in connection with the resale registration obligations of the Company set forth in the Registration Rights Agreement; provided, however, that the Company had no obligation to pay more than a total of $140,000 with respect to such expenses.

The Company has granted the Investors, and the Investors have granted the Company, indemnification rights with respect to its or their representations, warranties, covenants and agreements under the Securities Purchase Agreement.

Warrants

The Warrants issued at the first closing and second closing are exercisable for shares of the Company’s common stock at an exercise price of $5.35 per share on or prior to the fifth anniversary of the date of issuance, are immediately exercisable, and are exercisable for cash or by cashless exercise in certain limited circumstances.

Registration Rights Agreement

On March 4, 2016, in connection with entering into the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale the Shares and the shares of the Company’s common stock issued upon exercise of the Warrants (the “Warrant Shares,” and together with the Shares, the “Registrable Securities”). Under the Registration Rights Agreement, the Company agreed to use its best efforts to file a registration statement after each closing covering the Shares and the Warrant Shares underlying the Warrants sold at such closing, as applicable, and to use its best efforts to keep such registration statement effective until the date the Shares and Warrant Shares covered by such registration statement have been sold or may be sold pursuant to Rule 144 without restriction.

In the event a registration statement has not been filed within 60 days of the initial closing and within 30 days of each of the second and third closings, if any, (in each case subject to extension under certain circumstances), then the Company has agreed to make pro rata payments to each Investor that participated in such closing as liquidated damages in an amount equal to 1% of the aggregate amount invested by each such Investor in such closing per 30-day period or pro rata for any portion thereof during which no such registration statement is filed with respect to the applicable Registrable Securities. Moreover, in the event that (i) a registration statement covering Registrable Securities issued at a certain closing is not declared effective by the SEC by the 120th day following the initial closing and by the 90th day following each of the second and third closings, or (ii) after a registration statement has been declared effective by the SEC, such registration statement is not available to cover any sales of Registrable Securities registered by such registration statement, then the Company has agreed to make pro rata payments to each Investor that participated in such closing as liquidated damages in an amount equal to 1% of the aggregate amount invested by each such Investor in such closing per 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective, subject to specified exceptions. A registration statement covering the Shares and Warrants purchased at the initial closing was filed on May 13, 2016 and declared effective on May 26, 2016. A registration statement covering the Shares and Warrants purchased at the second closing was filed on July 22, 2016.

The Company has granted the Investors, and the Investors have granted to the Company, customary indemnification rights in connection with the registration statements.

At-the-market Offering

In May 2015, the Company entered into a sales agreement, or the Sales Agreement, with Cowen & Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. Sales of the Company’s common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the three months ended June 30, 2016, the Company sold 800,392 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.1 million, net of commissions and issuance costs. As of August 8, 2016, the Company has sold approximately 873,000 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of approximately $5.5 million, net of commissions and issuance costs.

Other Common Stock Issued in the First Half of 2016

In lieu of paying certain annual cash bonuses for 2015, in January 2016 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing the amount of the 2015 annual cash bonus that would otherwise have been paid to such executive officer or employee by the closing price of the Company’s common stock on January 8, 2016 of $2.24 per share. A total of 296,936 shares of restricted common stock with a value of $665,137 were issued. Each of the restricted stock awards is subject to a lapsing right of repurchase in the Company’s favor, which right will lapse with respect to 100% of the underlying shares of each award on November 20, 2016, assuming such executive or employee is still providing services to the Company on such date.

For 2016, the Company’s board of directors determined that each non-employee director will receive shares of the Company’s common stock under the Company’s 2014 stock incentive plan in lieu of cash board fees on the last day of each calendar quarter in 2016. The number of shares to be granted to each non-employee director on a quarterly basis shall be that number of whole shares of the Company’s common stock equal to the dollar amount of such director’s fees for a given calendar quarter divided by the closing share price of the Company’s common stock on the last trading day of such calendar quarter. During the three and six months ended June 30, 2016, the Company issued 11,066 and 23,563 shares, respectively, of its common stock as board compensation to non-employee directors in lieu of $67,835 and $147,815,respectively, in cash board fees and is included in general and administrative expenses. During the three and six months ended June 30, 2016, the Company issued share-based expense from restricted stock to employees and a consultant of $43,229; $38,090 is included in general and administrative expenses and $5,139 is included in research and development expenses.

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

Also in January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, a 2014 Employee Stock Purchase Plan (the “2014 ESPP”). Under the 2014 ESPP, on the offering commencement date of each plan period (the “Purchase Plan Period”), the Company will grant to each eligible employee who is then a participant in the 2014 ESPP an option to purchase shares of common stock. The employee may authorize up to a maximum of 10% of his or her base pay to be deducted by the Company during each Purchase Plan Period. Each employee who continues to be a participant in the 2014 ESPP on the last business day of the Purchase Plan Period is deemed to have exercised the option, to the extent of accumulated payroll deductions within the 2014 ESPP ownership limits.

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of stock-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of stock-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 36,290 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $6.24 and the closing price of $4.44 on February 29, 2016, resulting in the recognition of stock-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and will end on August 31, 2016. Based upon 85% of the lower of the closing price at the beginning of the fourth Purchase Plan Period of $4.91 and the closing price of $6.13 on June 30, 2016, stock-based compensation expense of $51,371 was recognized.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of June 30, 2016, there were 774,189 shares of common stock remaining available for future issuance under the 2014 Plan and 276,708 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following stock-based compensation expense excluding restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Research and development	$401,826	$997,090	$808,017	$1,434,285
General and administrative	496,249	637,083	1,004,573	1,073,111

Total stock-based compensation expense	$898,075	$1,634,173	$1,812,590	$2,507,396

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to nonemployees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. During the three months ended June 30, 2016, modifications were made to certain stock option grants that accelerated the vesting of such grants to 18 terminated employees resulting in an increase to stock-based compensation expense of $0.6 million.

During the three months ended June 30, 2015, the Company granted options to employees to purchase a total of 510,650 shares of the Company’s common stock at exercise prices ranging from $7.05 to $8.46 per share, which in each instance was the closing price of the Company’s common stock on the grant date. During the three months ended June 30, 2016, the Company granted options to employees to purchase a total of 899,456 shares of the Company’s common stock at exercise prices ranging from $5.71 to $10.97 per share, which in each instance was the closing price of the Company’s common stock on the grant date, except for 565,000 options granted to the Company’s executive committee employees which have an exercise price of $7.41 compared with the $5.95 closing price of the Company’s common stock on the grant date.

During the six months ended June 30, 2015, the Company granted options to employees and non-employee directors to purchase a total of 622,300 shares of the Company’s common stock at exercise prices ranging from $7.05 to $9.01 per share, which in each instance was the closing price of the Company’s common stock on the grant date. During the six months ended June 30, 2016, the Company granted options to employees to purchase a total of 1,210,106 shares of the Company’s common stock at exercise prices ranging from $2.16 to $10.97 per share, which in each instance was the closing price of the Company’s common stock on the grant date, except for 565,000 options granted to the Company’s executive committee employees which have an exercise price of $7.41 compared with the $5.95 closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2015	3,318,541	$6.24
Granted	1,210,106	$5.72
Exercised	(20,995)	$6.32
Cancelled	(85,566)	$7.01

Outstanding as of June 30, 2016	4,422,086	$6.08	8.15

Exercisable as of June 30, 2016	1,943,789	$5.93	7.08

Vested and expected to vest as of June 30, 2016	4,231,093	$6.08	8.11

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plan		Employee Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Risk-free interest rate	2.07%	1.53%	0.07%	0.5%
Dividend yield	0%	0%	0%	0%
Expected option term (in years)	7	7	0.5	0.5
Volatility	86%	82%	45%	141%

Warrants

As discussed in Note 8, regarding the PIPE Financing, on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 Shares and Warrants to purchase a total of 2,739,323 shares of common stock at a per share exercise price of $5.35. These Warrants will terminate on March 14, 2021 or such earlier date as specified in the warrants. Additionally, on June 29, 2016, the Company sold and the Investors purchased for a total purchase price of $29,824,520 a total of 5,478,672 Shares and Warrants to purchase a total of 4,109,005 shares of common stock at a per share exercise price of $5.35. These Warrants will terminate on June 29, 2021 or such earlier date as specified in the warrants. In June 2016, Warrants were exercised to purchase 56,062 shares of common stock for proceeds of $299,932 to the Company.

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

Outstanding warrants to purchase the Company’s common stock as of June 30, 2016 were as follows:

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common stock	1	$23,894.34	7/13/16
Common stock	82,780	$9.06	9/29/21
Common stock	2,683,261	$5.35	3/14/21
Common stock	4,109,005	$5.35	6/29/21

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s Series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock.  Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of June 30, 2016, the Company had not entered into this manufacturing rights agreement or issued such warrants.

10. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. This modification extended the NIH and NIAID’s commitment under the contract to July 2016. On June 29, 2016, a contract modification was agreed to that extended the NIH and NIAID’s commitment under the contract to July 31, 2018. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities not otherwise provided by the U.S. government, needed to perform the statement of work.

The Company recognizes revenue from reimbursements earned in connection with the contract as reimbursable costs are incurred and recognizes revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

For the three months ended June 30, 2015 and 2016, the Company recorded revenue under this agreement of $79,891 and $461,143, respectively. For the six months ended June 30, 2015 and 2016, the Company recorded revenue under this agreement of $243,606 and $552,572, respectively. The Company has recorded total revenue of $37.7 million through June 30, 2016 under the NIH and NIAID agreement. As of June 30, 2016, there was up to $2.1 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2015 and June 30, 2016, the Company recorded a receivable from the NIH and NIAID of $73,818 and $461,143, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

Medinet License Agreement

In December 2013, the Company entered into a license agreement with Medinet Co., Ltd. This agreement was subsequently novated, amended and restated among the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement, including the rights to receive payments under the $9.0 million note in favor of Medinet Co., Ltd., to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. Medinet Co., Ltd. and MEDcell Co., Ltd. together are referred to herein as “Medinet.” Under this agreement, the Company granted Medinet an exclusive, royalty-free license to manufacture in Japan AGS-003 and other products using the Company’s Arcelis technology solely for the purpose of the development and commercialization of AGS-003 and these other products for the treatment of mRCC. The Company refers to this license as the manufacturing license.

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

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of AGS-003 and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to AGS-003 and these products. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone with a $1.0 million payment was achieved in July 2015 and the second milestone with a $2.0 million payment was achieved in June 2016, reducing the outstanding principal of the loan as of June 30, 2016 to $6.0 million.

In December 2013, in connection with the manufacturing license agreement with Medinet, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, the Company and Medinet have agreed to submit the matter to arbitration.

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the three months ended June 30, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of June 30, 2016, the amount of the note payable was $6.2 million, including $1.6 million accrued interest. As of June 30, 2016, the total deferred liability associated with the Medinet note was $5.3 million.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net loss	$(19,604,818)	$(12,606,245)	$(37,151,033)	$(25,426,433)
Weighted average common shares outstanding, basic and diluted	20,622,326	26,066,160	20,145,747	24,336,393

Net loss per share, basic and diluted	$(0.95)	$(0.48)	$(1.84)	$(1.04)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Stock options outstanding	3,003,899	3,716,923	2,944,576	3,635,868
Warrants outstanding	82,781	2,854,320	82,781	1,724,422

13. Subsequent Event

On August 2, 2016, the Company issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to the Company of the offering were approximately $48.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of AGS-003 plus sunitinib or another targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We opened the ADAPT trial for enrollment in January 2013, dosed the first patient in May 2013 and completed enrollment of the trial in July 2015. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017. In June 2016, the independent data monitoring committee, or IDMC, for the ADAPT trial recommended that the ADAPT trial continue based on results of the IDMC’s scheduled interim data review. We expect that the next IDMC meeting will occur in connection with the Genitourinary Cancers Symposium in February 2017. We are also supporting investigator-initiated Phase 2 trials in patients with early stage RCC and non-small cell lung cancer and plan to support investigator-initiated trials of AGS-003 in muscle invasive bladder cancer and in combination with checkpoint inhibitors in mRCC.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug for HIV eradication, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through June 30, 2016, we have raised a total of $443.8 million in cash, including:

•	$281.1 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$104.8 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

On August 2, 2016, we issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to us of the offering were approximately $48.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred losses in each year since our inception in May 1997. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $25.4 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $304.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of AGS-003 for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004;

•	support planned investigator-initiated clinical trials of AGS-003 and AGS-004;

•	initiate and conduct additional clinical trials of AGS-003 and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of our products based on our Arcelis platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

We have no external sources of funds other than our contract with the NIH and NIAID (as described below). We do not expect to generate significant additional funds or product revenue unless and until we successfully complete development, obtain marketing approval and commercialize our product candidates, either alone or in collaboration with third parties, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of AGS-003, AGS-004 or any of our other product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds through these means when needed, on favorable terms or at all.

NIH Funding

In September 2006, we entered into a multi-year research contract with the NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We have used funds from this contract to develop AGS-004, including to fund in full our Phase 2b clinical trial of AGS-004. On June 29, 2016, a contract modification was agreed to that extended the NIH and NIAID’s commitment under the contract to July 31, 2018. We have agreed to a statement of work under the contract, and are obligated to furnish all the services, qualified personnel, material, equipment, and facilities not otherwise provided by the U.S. government needed to perform the statement of work.

Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. This amount includes a September 2014 modification of the contract under which the NIH and NIAID agreed to fund up to an additional $500,000 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 31, 2018. Since September 2010, we have received reimbursement of our allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on our actual costs pursuant to the agreement with the NIH and NIAID and may result in additional payments to us from the NIH and NIAID to reflect our actual costs since September 2010.

We have recorded revenue of $37.7 million through June 30, 2016 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of June 30, 2016, there was up to $2.1 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC	•	Ongoing ADAPT trial; enrollment completed in July 2015; data expected in the first half of 2017

		•	Planned investigator-initiated Phase 2 clinical trial, in combination with checkpoint inhibitors, expected to open for enrollment by the end of 2016

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated Phase 2 clinical trial; initial data expected by the end of 2016

	Advanced solid tumors	•	Ongoing investigator-initiated Phase 2 clinical trial in non-small cell lung cancer

		•	Planned investigator-initiated Phase 2 clinical trial in muscle invasive bladder cancer, expected to open for enrollment in the second half of 2016

AGS-004	HIV	•	Ongoing second stage of investigator-initiated clinical trial in combination with vorinostat for HIV eradication

		•	Planned investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients, expected to open for enrollment in 2017

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

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting the ADAPT trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC, versus sunitinib/targeted therapy alone, in a protocol developed under an SPA with the FDA. We opened the ADAPT trial for enrollment in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 127 clinical sites in North America, Europe and Israel. Under the trial protocol, these patients were randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. In June 2016, the IDMC for the ADAPT trial recommended that the ADAPT trial continue based on results of the IDMC’s scheduled interim data review. We expect that the next IDMC meeting will occur in connection with the Genitourinary Cancers Symposium in February 2017. Based on internal projections, we believe that we have reached more than half of the targeted number of events for the ADAPT trial’s overall survival primary endpoint. Based upon the actual rate of enrollment and the projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017.

In addition, in mRCC we plan to support an investigator-initiated clinical trial of AGS-003 in combination with checkpoint inhibitors that we expect will open for enrollment by the end of 2016.

We are also supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate neoadjuvant treatment with AGS-003 in patients with early stage, localized RCC prior to nephrectomy. This trial was opened for enrollment in late 2014 and four patients were enrolled as of June 30, 2016. We expect that a total of 10 patients will be enrolled in this trial. This trial provides the opportunity to observe the impact of AGS-003 on the immune response in both the peripheral blood and in the primary tumor that is removed after AGS-003 treatment, the latter as evidenced by the presence of tumor infiltrating lymphocytes in the tumor.

We believe that AGS-003 may be capable of treating a wide range of cancers and are planning to evaluate AGS-003 in clinical trials in additional cancer indications. We are supporting an investigator-initiated Phase 2 clinical trial of AGS-003 in patients with non-small cell lung cancer, or NSCLC, that was opened for enrollment in the first quarter of 2016. In the trial, the safety, efficacy and immunologic effects of AGS-003 when combined with platinum-based chemotherapy and radiation will be evaluated in approximately 20 NSCLC patients. In the trial, AGS-003 will be administered either concurrently with chemotherapy and with or without radiation, or sequentially with chemotherapy and with or without radiation, according to the patient’s assigned treatment arm. We are conducting this trial in NSCLC patients because NSCLC is a tumor type reported to have a high number of mutated targets for the immune system, which could make it more susceptible to AGS-003’s mechanism of action. We also believe platinum-based chemotherapy has immunomodulatory effects by downregulating immunosuppressive regulatory T-cells which may lead to an additive or synergistic effect with AGS-003.

We also plan to support an additional investigator-initiated Phase 2 clinical trial of AGS-003 in muscle invasive bladder cancer, which we expect to open for enrollment in the second half of 2016. The trial has two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of AGS-003. In the treatment phase, AGS-003 will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy, consisting of cisplatin and gemcitabine. Booster doses of AGS-003 will continue after tumor resection. As with the neoadjuvant RCC trial, we expect that the trial will provide us with the opportunity to observe the impact of AGS-003 on the immune response in both the peripheral blood and the primary tumor, the latter as evidenced by the presence of tumor infiltrating lymphocytes in the tumor.

AGS-004

We are developing AGS-004 for the treatment of HIV and are focusing this program on the use of AGS-004 in combination with other therapies for the eradication of HIV. We believe that by combining AGS-004 with therapies that are being developed to expose the virus in latently infected cells to the immune system, we can potentially eradicate the virus. The current standard-of-care, antiretroviral drug therapy, or ART, can reduce levels of HIV in a patient’s blood, increase the patient’s life expectancy and improve the patient’s quality of life. However, ART cannot eliminate the virus, which persists in latently infected cells, where it remains undetectable by the immune system and can lead to disease recurrence. In addition, ART requires daily, life-long treatment which can have significant side effects and impact patients’ quality of life.

We are supporting an investigator-initiated clinical trial of AGS-004 in adult HIV patients to evaluate the use of AGS-004 in combination with the latency reversing drug vorinostat for the eradication of HIV at the University of North Carolina. Vorinostat is marketed under the name Zolinza by Merck & Co. Inc. for the treatment of cutaneous T-cell lymphoma. This trial is being conducted in two stages. Stage 1 of this trial, which was designed to study immune response kinetics to AGS-004 in patients on continuous ART, has been completed. Data from Stage 1 were used to better define the optimal dosing strategy for the combination of AGS-004 and vorinostat in the ongoing Stage 2 phase of this trial. We expect that up to 12 adult HIV patients will be studied in Stage 2. These patients will receive alternating courses of AGS-004 and vorinostat, and will continue ART throughout the study. In July 2016, the first patient in Stage 2 was dosed. The patient clinical costs for the first stage of this trial were funded by Collaboratory of AIDS Researchers for Eradication, or CARE. The second stage of the trial is being funded by a federal research grant from the Division of AIDS of the National Institute of Allergy and Infectious Diseases at NIH.

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, we plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing. Assuming the supportive data and the necessary approvals are obtained, we expect this trial to open in 2017.

Manufacturing

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a lease agreement with the developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which we refer to as Centerpoint. We intended this facility to house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility have been suspended as we explore potential financing arrangements.

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of June 30, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. However, on July 1, 2016, we and TKC amended the Purchase Agreement to extend the period for purchasing the property until September 23, 2016. If we purchase the property, the lease agreement will terminate upon the closing.

We are actively exploring financing arrangements in connection with the planned Centerpoint facility. Under the arrangements we are discussing with a real estate investment firm, we would expect to transfer our right to purchase Centerpoint to, and concurrently enter into a long-term lease with, the real estate investment firm. Under the terms of the proposed lease, both the real estate investment firm and we would provide funding for the build-out and equipping of approximately 41,000 square feet of life science manufacturing and laboratory space and 42,000 square feet of office and common area space. We expect that our share of the costs associated with the build-out and equipping of the facility would be approximately $11 million, in addition to the approximately $11 million we have committed to the project to date, and that the real estate investment firm’s share of these costs would be approximately $28 million. We further expect that the lease would have a 20-year term, with five successive five-year renewal options, and an initial annual rental rate of $3.1 million, with a two percent escalation each year. In the event that the real estate investment firm contributes to the further build-out and equipping of the facility beyond the initial 83,000 square feet, the annual rental rate would be adjusted according to agreed upon terms. The real estate investment firm would be the sole owner of Centerpoint. We would retain certain rights of first negotiation and rights of first refusal in the event that the real estate investment firm decides to sell the property, and would receive a portion of the proceeds from any sale or significant refinancing of the facility above a threshold amount.

We are also exploring alternatives for the commercial supply of our products, including the leasing, build-out and equipping of an existing facility in Durham County, North Carolina for commercial manufacture. Under this alternative, we would enter into an agreement with a contract manufacturing organization that would initially provide for the leasing of the facility. Under this alternative, we would provide initial funding for the build-out and equipping of manufacturing space, with an additional payment due to the contract manufacturing organization upon biologic license application, or BLA, approval. Also under this alternative, we would be solely responsible for all manufacturing operations through the end of the first full year of commercialization efforts. Following the first full year of commercialization efforts, we would have the option to terminate for a fee or to continue the arrangement and transition the manufacturing operations from us to the contract manufacturing organization. The contract manufacturing organization would be the sole owner of the facility, and we would only pay rent during the period in which we would be solely responsible for manufacturing operations.

We expect that we will enter into arrangements for the commercial manufacture of our products in the second half of 2016. Under either alternative, we expect that it would take approximately nine to 12 months to complete the build-out and equipping of a commercial manufacturing facility and that such arrangements would likely involve material obligations. However, we have not entered into any binding arrangement with any party with respect to the lease, build-out and equipping of a manufacturing facility, and the contemplated arrangements described above have not been finalized and are subject to change. There can be no assurance that we will enter into arrangements on the terms contemplated, on a timely basis or at all.

We plan to establish manual and automated manufacturing processes in the commercial manufacturing facility. However, we have determined to delay the implementation of our automated manufacturing process until after commercialization of AGS-003, and thus plan to seek marketing approval of AGS-003 and, if approved, to initially commercially supply AGS-003 using our manual manufacturing process. Prior to implementing commercial manufacturing of AGS-003, we will be required to demonstrate that the commercial manufacturing facility is constructed and operated in accordance with current good manufacturing practice. We will also be required to show the comparability between AGS-003 that we produce using the manual processes in our current facility and AGS-003 produced using the manual process in the new facility.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 with the Three and Six Months Ended June 30, 2016

The following table summarizes the results of our operations for each of the three and six month periods ended June 30, 2015 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2015	2016	Change	Change	2015	2016	Change	Change
	(in thousands)
Revenue	$107	$489	$382	357%	$286	$635	$349	122%
Operating expenses
Research and development	16,085	9,164	(6,921)	(43.0)%	30,852	18,666	(12,186)	(39.5)%
General and administrative	2,909	3,390	481	16.5%	5,280	6,365	1,085	20.5%

Total operating expenses	18,994	12,554	(6,440)	(33.9)%	36,132	25,031	(11,101)	(30.7)%

Loss from operations	(18,887)	(12,065)	6,822	36.1%	(35,846)	(24,396)	11,450	31.9%

Interest income	8	2	(6)	(75.0)%	18	4	(14)	(77.8)%
Interest expense	(725)	(543)	182	25.1%	(1,320)	(1,034)	286	21.7%
Other expense	(1)	—	1	*	(3)	—	3	*

Net loss	$(19,605)	$(12,606)	$6,999	35.7%	$(37,151)	$(25,426)	$11,725	31.6%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $0.1 million for the three months ended June 30, 2015, compared with $0.5 million for the three months ended June 30, 2016, an increase of approximately $0.4 million, or 357.0%. Revenue was $0.3 million for the six months ended June 30, 2015, compared with $0.6 million for the six months ended June 30, 2016, an increase of approximately $0.3 million, or 122.0%. The increase for both periods ended June 30, 2016 resulted from higher reimbursement under our NIH and NIAID contract in the respective 2016 period and was primarily related to the achievement of certain specified development milestones during 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Direct research and development expense by program:
AGS-003	$5,613	$2,224	$11,054	$5,657
AGS-004	105	55	177	109
Other	47	—	49	—

Total direct research and development program expense	5,765	2,279	11,280	5,766
Commercial manufacturing development	5,183	253	9,748	519
Indirect research and development expense	5,137	6,632	9,824	12,381

Total research and development expense	$16,085	$9,164	$30,852	$18,666

Three months ended June 30, 2015 and 2016. Research and development expenses were $16.1 million for the three months ended June 30, 2015, compared with $9.2 million for the three months ended June 30, 2016, a decrease of $6.9 million, or 43.0%. The decrease in research and development expense reflects a $3.5 million decrease in direct research and development expense and a $1.5 million increase in indirect research and development expense. The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 decreased from $5.6 million for the three months ended June 30, 2015 to $2.2 million in the three months ended June 30, 2016. This decrease primarily reflects the completion of patient enrollment in the ongoing ADAPT trial of AGS-003 in July 2015. Significant expenses are incurred to obtain patient enrollment and then the ongoing monitoring costs generally decline as the trial progresses.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the three months ended June 30, 2015 compared with the three months ended June 30, 2016.

We also incurred $5.2 million and $0.3 million of research and development expense related to our commercial manufacturing development efforts during the three months ended June 30, 2015 and 2016, respectively. We commenced our commercial manufacturing development efforts during 2014 and such activity increased progressively through the end of 2015. During the fourth quarter of 2015, we significantly reduced our spending and activity for commercial manufacturing development, which resulted in the decrease in such expenses during the three months ended June 30, 2016 compared with the three months ended June 30, 2015.

The $1.5 million increase in indirect research and development expense was partially due to higher personnel costs of $1.0 million, as we had 106 employees engaged in research and development activities as of June 30, 2015 compared with 116 employees as of the beginning of the three months ended June 30, 2016 and charges incurred in April 2016 in connection with the termination of 16 employees in research and development. Termination costs including severance and the partial acceleration of certain stock options for these employees totaled $1.0 million. As of June 30, 2016, we had 99 employees engaged in research and development activities. Additionally occupancy costs were $0.2M higher primarily due to rent incurred under the TKC lease agreement and higher depreciation.

Six Months ended June 30, 2015 and 2016. Research and development expenses were $30.9 million for the six months ended June 30, 2015, compared with $18.7 million for the six months ended June 30, 2016, a decrease of $12.2 million, or 39.5%. The decrease in research and development expense reflects a $5.5 million decrease in direct research and development expense and a $2.6 million increase in indirect research and development expense. The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 decreased from $11.1 million for the six months ended June 30, 2015 to $5.7 million in the six months ended June 30, 2016 primarily reflecting the completion of patient enrollment in the ADAPT trial of AGS-003 in July 2015.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the six months ended June 30, 2015 compared with the six months ended June 30, 2016.

We also incurred $9.7 million and $0.5 million of research and development expense related to our commercial manufacturing development efforts during the six months ended June 30, 2015 and 2016, respectively. The decrease in research and development expense related to our commercial manufacturing development efforts reflect our determination during the fourth quarter of 2015 to significantly reduce our spending and activity for commercial manufacturing development.

The $2.6 million increase in indirect research and development expense was partially due to higher personnel costs of $1.9 million as we had 106 employees engaged in research and development activities as of June 30, 2015 compared with 118 employees as of the beginning of the six months ended June 30, 2016 and the termination costs associated with our April 2016 reduction in force. Additionally occupancy costs were $0.4 million higher in the 2016 period primarily due to rent incurred under the TKC lease agreement and higher depreciation.

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

General and administrative expenses were $2.9 million for the three months ended June 30, 2015, compared with $3.4 million for the three months ended June 30, 2016, an increase of $0.5 million or 16.5%. This increase was primarily due to an additional $0.3 million in personnel costs, including salaries, benefits and stock-based compensation and $0.2 million of additional outside services resulting from legal fees.

General and administrative expenses were $5.3 million for the six months ended June 30, 2015, compared with $6.4 million for the six months ended June 30, 2016, an increase of $1.1 million or 20.5%. This increase was primarily due to an additional $0.7 million in personnel costs, including salaries, benefits and stock-based compensation, $0.1 million of additional consulting costs resulting from the implementation of a new enterprise resource planning, or ERP system, $0.2 million of additional outside services resulting from legal fees and an increase of $0.1 million in marketing expenses.

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30, 2015, compared with $0.5 million for the three months ended June 30, 2016. Total interest cost during the three months ended June 30, 2016 was $0.9 million and of this amount, $0.4 million was capitalized as construction-in-progress resulting in interest expense of $0.5 million during the period. There was no interest cost capitalized as construction-in-progress during the three months ended June 30, 2015. Accordingly, interest expense decreased by $0.2 million during the three months ended June 30, 2016 compared with the same period in 2015. The increase in total interest cost for the three months ended June 30, 2016 compared with the three months ended June 30, 2015 primarily resulted from higher outstanding indebtedness of $12.5 million borrowed under the Loan Agreement during the year ended December 31, 2015.

Interest expense was $1.3 million for the six months ended June 30, 2015, compared with $1.0 million for the six months ended June 30, 2016. Total interest cost during the six months ended June 30, 2016 was $1.9 million and of this amount, $0.9 million was capitalized as construction-in-progress resulting in interest expense of $1.0 million during the period. There was no interest cost capitalized as construction-in-progress during the six months ended June 30, 2015. Accordingly, interest expense decreased by $0.3 million during the six months ended June 30, 2016 compared with the same period in 2015. The increase in total interest cost for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily resulted from higher outstanding indebtedness of $12.5 million borrowed under the Loan Agreement during the year ended December 31, 2015.

We expect that interest expense will increase as a result of interest incurred under the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, we had cash, cash equivalents and short-term investments of approximately $34.8 million.

Since our inception in May 1997 through June 30, 2016, we have funded our operations principally with $281.1 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.8 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

We borrowed the first tranche of $12.5 million upon the closing of the loan facility in September 2014 and borrowed the second tranche of $12.5 million in August 2015 following completion of enrollment of the ADAPT trial. The per annum interest rate for each tranche is a floating rate equal to 9.25% plus the amount by which the one-month LIBOR exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%.

We have agreed to repay the first tranche of $12.5 million on an interest-only basis monthly until September 30, 2016, followed by monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. We have agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, we have agreed that if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, we issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of our common stock at a per share exercise price of $9.06. Upon our satisfaction of the conditions precedent to the making of the second tranche loan, the warrants became exercisable in full. The warrants will terminate on September 29, 2021 or such earlier date as specified in the warrants.

Commercial Manufacturing Facility. In August 2014, we entered into the Lease Agreement with TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We intended this facility to be built to house our corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2016. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of June 30, 2016.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have the option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the second year are $47,972 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement and adjustment based on our use of certain amounts allocated for upfitting the interior of the facility.

Under the Lease Agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of June 30, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. However on July 1, 2016, we and TKC amended the Purchase Agreement to extend the period for purchasing the property until September 23, 2016. If we purchase the property, the lease agreement will terminate upon the closing.

Lummy License Agreement. On April 7, 2015, we and Lummy HK entered into a license agreement, or the License Agreement, whereby we granted to Lummy HK an exclusive license to our Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau.

In connection with the License Agreement, we entered into stock purchase agreements with Tianyi Lummy and China BioPharma of which Lummy HK’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million. The purchasers also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20 million, within 31 days of and subject to reaching full enrollment of our ADAPT trial of AGS-003 for the treatment of mRCC, receiving a recommendation of the review board for the continuation of our ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for AGS-003 to the manufacturing process used by us in our ADAPT trial. However, in March 2016, in connection with the agreement by Tianyi Lummy and China BioPharma to purchase approximately $10 million of shares of our common stock and warrants in our private placement financing described below, we agreed they would have no further obligation to purchase shares pursuant to the purchase agreements.

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing was to take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375. At the closing of the second tranche in June 2016, we sold and the investors purchased, for a total purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche. The warrants issued in each closing have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, had also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, that Pharmstandard could be required to purchase at a third closing up to approximately $10.3 million of shares of common stock (without warrants). The dollar amount committed to be purchased by Pharmstandard at the third closing was subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations.  The net proceeds received from the follow-on public offering that closed on August 2, 2016 reduced in full the dollar amount committed to be purchased in the third tranche (see Item 1. Note 13 to the Financial Statements), and as a result we have no further ability to effect the closing of, and Pharmstandard has no further obligation to purchase shares in, a third tranche of the private placement financing.

In connection with entering into the securities purchase agreement, we entered into a registration rights agreement with the investors pursuant to which we agreed to register for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

At-the-market Offering. In May 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen & Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as our agent. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of August 8, 2016, we had sold approximately 873,000 shares pursuant to the Sales Agreement, resulting in proceeds of approximately $5.5 million, net of commissions and issuance costs.

Follow-On Public Offering. On August 2, 2016, we issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to us of the offering was approximately $48.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2015	2016
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(29,408)	$(21,921)
Investing activities	6,448	(4,631)
Financing activities	8,738	55,211
Effect of exchange rate changes on cash	(10)	8

Net (decrease) increase in cash and cash equivalents	$(14,232)	$28,667

Operating Activities.  Net cash used in operating activities of $21.9 million during the six months ended June 30, 2016 was primarily a result of our $25.4 million net loss, partially offset by non-cash items of $2.8 million and changes in operating assets and liabilities of $0.7 million. The non-cash items primarily reflect depreciation and amortization expense of $0.4 million, compensation expense related to stock options of $2.5 million, common stock issued as payment for services of $0.1 million and amortization of debt discount of $0.1 million, partially offset by capitalized interest and interest accrued on long-term debt of $0.4 million. Accounts payable increased by $0.4 million, accrued expenses increased by $1.1 million and the manufacturing research and development obligation increased by $0.2 million, which increases were partially offset by an increase in prepaid expenses and other receivables of $0.9 million and a decrease in deferred liabilities of $0.1 million.

Net cash used in operating activities of $29.4 million during the six months ended June 30, 2015 was primarily a result of our $37.2 million net loss, partially offset by non-cash items of $2.8 million and changes in operating assets and liabilities of $5.0 million. These non-cash items primarily reflect depreciation and amortization expense of $0.3 million, compensation expense related to stock options of $1.8 million, interest accrued/(capitalized) on long-term debt of ($0.5) million and $0.2 million of amortization of debt issuance costs and debt discount. Accounts payable increased by $2.1 million, accrued expenses increased by $1.0 million, long-term deferred liabilities increased by $1.5 million and the long-term portion of our manufacturing research and development obligation increased by $0.8 million, which increases were partially offset by an increase in other assets of $0.4 million.

Investing Activities.  Net cash provided by (used in) investing activities amounted to $6.4 million and ($4.6) million for the six months ended June 30, 2015 and 2016, respectively. Cash provided by and used in investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases, sales and maturities of short-term investments. Cash provided by investment activities during the six months ended June 30, 2015 consisted of $14.2 million from maturities of short-term investments, partially offset by $2.7 million of purchases of short-term investments and $5.0 million of purchases of property and equipment. Cash used in investment activities during the six months ended June 30, 2016 consisted of $5.6 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments.

Financing Activities. Net cash provided by financing activities amounted to $8.7 million and $55.2 million for the six months ended June 30, 2015 and 2016, respectively. Cash provided by financing activities for the six months ended June 30, 2015 consisted of proceeds of $8.6 million from the sale of common stock and $0.2 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $25,740 of payments on notes payable. Cash provided by financing activities for the six months ended June 30, 2016 consisted primarily of proceeds of $54.8 million from the issuance and sale of common stock and warrants under our private placement financing and from the issuance and sale of common stock pursuant to the Sales Agreement, $0.3 million from the exercise of common stock warrants, $0.2 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by a $0.1 million payment on our facility lease obligation and $0.1 million from the payment of stock issuance costs.

Other Significant Changes in the Consolidated Balance Sheet as of June 30, 2016 Compared with December 31, 2015

Property and equipment, net, as of June 30, 2016 increased by $6.8 million from December 31, 2015 primarily due to a $2.5 million increase in computer software recognized from the implementation of our new ERP system and $2.5 million from construction-in-progress. Accounts payable as of June 30, 2016 increased by $2.2 million from December 31, 2015 primarily due to purchases of property and equipment and costs related to our private placement financing.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize AGS-003 or AGS-004. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003, initiate additional clinical trials of AGS-003 and AGS-004, seek regulatory approval for our product candidates and lease, build out and equip a commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments as of June 30, 2016, together with the net proceeds from our August 2016 follow-on public offering and the anticipated funding under our NIH and NIAID contract, will enable us to fund our operating expenses through the third quarter of 2017. We expect that our available funds will be sufficient to fund our operations until such time as there are a sufficient number of events to permit the primary analysis and assessment of overall survival in the ADAPT trial and to fund our share of the expected costs of leasing, building-out and equipping a commercial manufacturing facility assuming that we enter into the contemplated arrangements related to the facility.

We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a biologics license application, or BLA, to the FDA for AGS-003, to commercially launch AGS-003 or to complete the build-out and equipping of a commercial manufacturing facility without entering into such arrangements related to the facility. These expectations are based on our current operating plan under which we implemented measures to reduce our operating expenses, including reductions in spending for activities in preparation for submission of a BLA and a workforce reduction action plan designed to streamline operations and reduce our operating expenses. Under our plan, we also intend to seek to refinance our existing venture loan facility with the Lenders. If we are unable to refinance our venture loan facility and are required to begin making principal payments as currently required, we expect that our cash, cash equivalents and short-term investments as of June 30, 2016, together with the net proceeds from our August 2016 follow-on public offering, would only fund our operating expenses through the second quarter of 2017. We also intend to seek to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to refinance our venture loan facility or enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to reach a sufficient number of events to permit the primary analysis and assessment of overall survival from the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays.

We will also need to obtain significant financing to lease, build out and equip a commercial manufacturing facility. Based upon a proposed arrangement for the Centerpoint commercial manufacturing facility, we estimate that our share of the costs associated with the leasing, build-out and equipping of the Centerpoint commercial manufacturing facility will be approximately $11 million, in addition to the $11 million we have already committed to the project. We are also actively exploring other financing arrangements using a contract manufacturing organization that may provide for a reduced investment by us. We expect to enter into arrangements for a commercial manufacturing facility in the second half of 2016 and that such arrangements will likely involve material obligations. If we are unable to enter into such arrangements on the anticipated terms, on a timely basis or at all, we may not be able to complete the planned leasing, build-out and equipping of a commercial facility, or may be delayed in doing so, which in either case would delay the commercialization of AGS-003.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial of AGS-003 and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trials of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of AGS-003 and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our lease, build-out and equipping of a commercial manufacturing facility and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $6.0 million in principal remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	our ability to refinance our existing venture loan facility with the Lenders;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

We are seeking government or other third party funding for the continued development of AGS-004. In January 2014, CARE agreed that it would fund all patient clinical costs of Stage 1 of our adult eradication clinical trial of AGS-004, except for the associated manufacturing costs for which we were responsible. NIAID’s Division of AIDS has approved $6.6 million in funding for Stage 2 of this Phase 2 clinical trial to be provided directly to the University of North Carolina. If we are unable to raise additional government or other third party funding when needed, we may be required to delay, limit, reduce or terminate our development of AGS-004 or to grant rights to develop and market AGS-004 that we would otherwise prefer to keep for ourselves.

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

Contractual Obligations

During the three months ended June 30, 2016, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

All of our other debt instruments and liabilities that incur interest charges do so at fixed rates. We incur interest expense at fixed rates under the unsecured promissory note payable to Medinet (3% per annum), the manufacturing research and development obligations payable to Invetech (7% per annum), and other notes payable (8.31% per annum).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2016, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of AGS-003 for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of these product candidates will depend on several factors, including the following:

•	successful completion of clinical trials, including clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing our product candidates;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities through the lease, build-out and equipping of a facility for the commercial manufacture of products based on our Arcelis platform;

•	maintaining patent and trade secret protection and regulatory exclusivity for our product candidates, both in the United States and internationally;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of the products following any marketing approval.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For instance, despite observing positive results in earlier clinical trials of AGS-004, we failed to achieve the primary endpoint of our Phase 2b clinical trial of AGS-004. Similarly, recommendations of the independent data monitoring committee that the ADAPT trial should be continued based on results of the committee’s interim data analyses of interim trial results may not be indicative as to the final results of the trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

In particular, to date, we have not completed a randomized clinical trial of AGS-003 against a placebo or a comparator therapy. While we believe comparisons to results from other reported clinical trials or from analyses of data from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium, can assist in evaluating the potential efficacy of our AGS-003 product candidate, there are many factors that affect the outcome for patients, some of which are not apparent in published reports. As a result, results from two different trials or between a trial and an analysis of a treatment database often cannot be reliably compared. Our ADAPT trial of AGS-003 is intended to compare directly the combination of AGS-003 and sunitinib or another targeted therapy to treatment with sunitinib or another targeted therapy monotherapy. Based on the design of the trial, the data from the trial will need to demonstrate an increase in median overall survival of approximately six months for the AGS-003 plus sunitinib / targeted therapy arm as compared to the sunitinib / targeted therapy monotherapy control arm in order to show statistical significance and achieve the primary endpoint of the trial. We will need to show this statistically significant benefit of the combined therapy as compared to treatment with the sunitinib / targeted therapy monotherapy as part of a biologics license application, or BLA, submission for approval of AGS-003. However, demonstration of statistical significance and achievement of the primary endpoint of the trial do not assure approval by the FDA or similar regulatory authorities outside the United States.

Patients in our ADAPT trial who receive treatment with sunitinib / targeted therapy monotherapy may not have results similar to patients studied in other clinical trials of sunitinib or to patients in the Consortium database who were treated with sunitinib or other targeted therapies. If the patients in our ADAPT trial who receive sunitinib / targeted therapy alone have results which are better than the results that occurred in those other clinical trials or the results described in the Consortium database, we may not demonstrate a sufficient clinical benefit from AGS-003 in combination with sunitinib and other targeted therapies to allow the FDA to approve AGS-003 for marketing. In addition, only 21 patients received the combination of AGS-003 and sunitinib in our single arm Phase 2 clinical trial. If the patients in our ADAPT trial who receive the combination of AGS-003 and sunitinib / targeted therapy have results which are worse than the results that occurred in our Phase 2 clinical trial, we may not demonstrate a sufficient benefit from the combination therapy to allow the FDA to approve AGS-003 for marketing.

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of AGS-003, which is intended for a life-threatening disease, we intend to seek approval based upon the results of a single pivotal Phase 3 clinical trial, our ADAPT trial. The FDA reviewed our plans to conduct our ADAPT trial under its special protocol assessment, or SPA, process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. In addition, because only 21 patients received the combination of AGS-003 and sunitinib in our Phase 2 clinical trial, and as a result, we did not have enough evaluable patients to perform the statistical analysis to determine whether the primary endpoint of complete response rate was achieved in that trial, we expect that the data from our Phase 2 clinical trial will have only a limited impact on the FDA’s ultimate assessment of efficacy of AGS-003. Thus, there can be no guarantee that the FDA will not require additional pivotal clinical trials as a condition for approving AGS-003 or as a post-approval requirement.

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

In its February 2012 letter, the FDA informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. There can be no guarantee that the FDA will not require additional pivotal clinical trials before, or as a condition for, approving AGS-003.

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

Our Arcelis-based product candidates are immunotherapies that are based on a novel technology utilizing a patient’s own tissue. This may raise development issues that we may not have anticipated or be able to resolve, regulatory issues that could delay or prevent approval or personnel issues that may prevent us from further developing and commercializing our product candidates.

AGS-003 and AGS-004 are based on our novel Arcelis technology platform. In the course of developing this platform and these product candidates, we have encountered difficulties in the development process. For example, we terminated the development of MB-002, the predecessor to AGS-003, when the results from the initial clinical trial of MB-002 indicated that the product candidate only corrected defects in the production of one of two critical cytokines required for effective immune response. There can be no assurance that additional development problems will not arise in the future which we may not have anticipated or be able to resolve or which may cause significant delays in development.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. To date, the FDA has only approved one individualized immunotherapy product. Changes in clinical guidelines or regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Since inception, we have incurred significant operating losses. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $25.4 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $304.4 million. To date, we have financed our operations primarily through public offerings of common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of AGS-003 for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004;

•	support planned investigator-initiated clinical trials of AGS-003 and AGS-004;

•	initiate and conduct additional trials of AGS-003 and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of products based on our Arcelis platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, including plans to lease, build out and equip a commercial manufacturing facility or our commercialization efforts and to take other actions to reduce our operating expenses.

We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003 for the treatment of mRCC, continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004, support planned investigator-initiated clinical trials of AGS-003 and AGS-004, initiate and conduct additional clinical trials of AGS-003 and AGS-004 for the treatment of cancers and HIV, seek regulatory approval for our product candidates and lease, build out and equip a commercial manufacturing facility. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs, our plans to lease, build out and equip a commercial manufacturing facility or our commercialization efforts and to take other actions to reduce our operating expenses.

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $34.8 million and working capital of $19.4 million. Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments as of June 30, 2016, together with the net proceeds from our August 2016 follow-on public offering and the anticipated funding under our contract with the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, will enable us to fund our operating expenses through the third quarter of 2017. We expect that these funds will be sufficient to fund our operations until such time as there are a sufficient number of events to permit the primary analysis and assessment of overall survival in the ADAPT trial and to fund our share of the expected costs of leasing, building-out and equipping a commercial manufacturing facility assuming that we enter into the contemplated arrangements related to the facility. We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a BLA to the FDA for AGS-003, to commercially launch AGS-003 or to complete the build-out and equipping of a commercial manufacturing facility without entering into such arrangements related to the facility. These expectations are based on our current operating plan under which we implemented measures to reduce our operating expenses, including, among other measures, reductions in spending for activities in preparation for submission of a BLA and a workforce reduction action plan designed to streamline operations and reduce our operating expenses. Under our plan, we also intend to seek to refinance our existing venture loan facility with Horizon Technology Finance Corporation, or Horizon, and Fortress Credit Co LLC, or Fortress under which we are required to begin making principal payments in October 2016. If we are unable to refinance this facility and are required to begin making principal payments as currently required, we expect that our cash, cash equivalents and short-term investments as of June 30, 2016, together with the net proceeds from our August 2016 follow-on public offering and the anticipated funding under our contract with the NIH and NIAID, would only fund our operating expenses through the second quarter of 2017. We also intend to seek to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to refinance our venture loan facility or enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to reach a sufficient number of events to permit the primary analysis and assessment of overall survival in the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays.

We will also need to obtain significant financing to lease, build out and equip a commercial manufacturing facility. Based upon a proposed arrangement for the Centerpoint commercial manufacturing facility, we estimate that our share of the costs associated with the leasing, build-out and equipping of the Centerpoint commercial manufacturing facility, will be approximately $11 million, in addition to the $11 million we have already committed to this project. We are also actively exploring other financing arrangements using a contract manufacturing organization that may provide for a reduced investment by us. We expect to enter into arrangements for a commercial manufacturing facility in the second half of 2016 and that such arrangements will likely involve material obligations. If we are unable to enter into such arrangements on the anticipated terms, on a timely basis or at all, we may not be able to complete the planned leasing, build-out and equipping of a commercial facility, or may be delayed in doing so, which in either case would delay the commercialization of AGS-003.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of AGS-003 and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our lease, build-out and equipping of a commercial manufacturing facility and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $6.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	our ability to refinance our existing venture loan facility with the Lenders;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We will require substantial funding to complete the planned lease, build-out and equipping of a facility for the commercial manufacture of products based on our Arcelis platform, complete required activities in preparation for the submission of a BLA for AGS-003, fund our commercialization efforts and fund our other operating expenses and other activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in 2016 we have issued and sold securities under the private placement financing, the sales agreement with Cowen & Company, LLC and the August 2016 public follow-on offering, each of which resulted in dilution to our existing stockholders.

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

The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of June 30, 2016, we have not completed a formal study to determine whether there are 382 limitations that apply. However, we believe that, by engaging in the financing transactions in which we have engaged, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

Risk Related to the Commercialization of our Product Candidates

We have no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We have not yet demonstrated an ability to successfully complete a pivotal clinical trial, compile an acceptable regulatory submission, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

The FDA has approved several targeted therapies as monotherapies for mRCC, including Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib) and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation; Torisel (temsirolimus), marketed by Pfizer and most recently, Opdivo (nivolumab), marketed by Bristol-Myers Squibb and Cabometyx (cabozantinib), marketed by Exelixis, for second-line mRCC. In addition, we estimate that there are numerous therapies for mRCC in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types and stages. A number of these are in late stage development including Opdivo (nivolumab) plus Yervoy (ipilimumab) in combination for first-line mRCC, which are currently being compared in a Phase 3 trial to sunitinib. In addition, if a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed first-line therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to AGS-003.

We are currently conducting our ADAPT trial of AGS-003 plus sunitinib / targeted therapy. We elected to study AGS-003 in clinical trials in combination with sunitinib due in part to sunitinib being the current standard-of-care for first-line treatment of mRCC. Although we do not expect to seek FDA approval of AGS-003 solely in combination with sunitinib and have provided that, under the protocol for the ADAPT trial, investigators may discontinue sunitinib due to disease progression or toxicity and initiate second-line treatment with other approved compatible therapies, if we obtain approval by the FDA, such FDA approval may be limited to the combination of AGS-003 and sunitinib. In such event, the commercial success of AGS-003 would be linked to the commercial success of sunitinib. As a result, if sunitinib ceases to be the standard-of-care for first-line treatment of mRCC or another event occurs that adversely affects sales of sunitinib, the commercial success of AGS-003 may be adversely affected.

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

Our current development of AGS-004 for HIV is primarily funded by the NIH. We are dependent upon further government funding for continued development of AGS-004. However, increased pressure on governmental budgets may reduce the availability of government funding for programs such as AGS-004. In addition, contracts and grants from the U.S. government and its agencies include provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

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

We do not independently conduct clinical trials of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our oversight responsibilities as sponsor of the trial. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practice, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Risks Related to the Manufacturing of Our Product Candidates

We plan to build out a facility to manufacture our Arcelis-based products on a commercial scale. We do not have experience in manufacturing Arcelis-based products on a commercial scale. If, due to our lack of manufacturing experience, we cannot manufacture our Arcelis-based products on a commercial scale successfully or manufacture sufficient product to meet our expected commercial requirements, our business may be materially harmed.

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a lease agreement with the developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which we refer to as Centerpoint. We intended this facility to house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior have been suspended as we explore potential financing arrangements.

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us is $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of June 30, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. However, on July 1, 2016, we and TKC amended the Purchase Agreement to extend the period for purchasing the property until September 23, 2016. If we purchase the property, the lease agreement will terminate upon the closing.

We are actively exploring financing arrangements in connection with the planned Centerpoint facility. Under the arrangements we are discussing with a real estate investment firm, we would expect to transfer our right to purchase Centerpoint to, and concurrently enter into a long-term lease with, the real estate investment firm. Under the terms of the proposed lease, both the real estate investment firm and we would provide funding for the build-out and equipping of approximately 50,000 square feet of life science manufacturing and laboratory space and 25,000 square feet of office space. We expect that our share of the costs associated with the build-out and equipping of the facility would be approximately $11 million, in addition to the approximately $11 million we have committed to the project to date, and that the real estate investment firm’s share of these costs would be approximately $28 million. We further expect that the lease would have a 20-year term, with five successive five-year renewal options, and an initial annual rental rate of $3.1 million, with a two percent escalation each year. In the event that the real estate investment firm contributes to the further build-out and equipping of the facility beyond the initial 75,000 square feet, the annual rental rate would be adjusted according to agreed upon terms. The real estate investment firm would be the sole owner of Centerpoint. We would retain certain rights of first negotiation and rights of first refusal in the event that the real estate investment firm decides to sell the property, and would receive a portion of the proceeds from any sale or significant refinancing of the facility above a threshold amount.

We are also exploring alternatives for the commercial supply of our products, including the leasing, build-out and equipping of an existing facility in Durham County, North Carolina for commercial manufacture. Under this alternative, we would enter into an agreement with a contract manufacturing organization that would initially provide for the leasing of the facility. Under this alternative, we would provide initial funding for the build-out and equipping of manufacturing space, with an additional payment due to the contract manufacturing organization upon BLA approval. Also under this alternative, we would be solely responsible for all manufacturing operations through the end of the first full year of commercialization efforts. Following the first full year of commercialization efforts, we would have the option to terminate for a fee or to continue the arrangement and transition the manufacturing operations from us to the contract manufacturing organization. The contract manufacturing organization would be the sole owner of the facility, and we would only pay rent during the period in which we would be solely responsible for manufacturing operations.

We have not entered into any binding arrangement with any party with respect to the lease, build-out and equipping of a manufacturing facility, and the contemplated arrangements described above have not been finalized and are subject to change. There can be no assurance that we will enter into arrangements on the terms contemplated, on a timely basis or at all.

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

In order to meet our business plan, which contemplates manufacturing our product first using manual processes and later using automated processes for the commercial requirements of AGS-003 and any other Arcelis-based product candidates that might be approved, we plan to lease, build out and equip a commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval of AGS-003. The planned leasing, build-out and equipping of a commercial manufacturing facility or, alternatively, the build out and equipping of a leased commercial manufacturing facility, will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

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

We currently have a single manufacturing facility and expect that the commercial manufacturing facility that we plan to build out and equip will be our only commercial manufacturing facility in North America. If our existing manufacturing facility or the new commercial manufacturing facility that we plan to build out and equip, or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either our existing manufacturing facility or a new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to or stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, certain of the U.S. patents we exclusively license from Duke University expired in 2016 and the European and Japanese patents exclusively licensed from Duke University expire in 2017. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Care Reform Law will require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

We are highly dependent on Jeffrey Abbey, our President and Chief Executive Officer, Charles Nicolette, our Vice President of Research and Development and Chief Scientific Officer, Lee F. Allen, our Chief Medical Officer and Richard Katz, our Vice President and Chief Financial Officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our executive officers, directors and affiliates of our executive officers and directors beneficially own, in the aggregate, shares representing approximately 64.77% of our outstanding common stock as of August 8, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 38.72% of our outstanding common stock as of August 8, 2016. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, although Pharmstandard is subject to contractual limitations on its voting rights, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

If our stock price continues to be volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $1.61 and high of $13.97 during the period of February 7, 2014 through August 8, 2016. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 8, 2016, we had 41,196,695 shares of common stock outstanding. Of these shares, 30,583,855 are subject to a contractual lock-up with the underwriters from our August 2016 follow-on public offering for a period of 90 days from the August 2, 2016 closing of the offering. Such shares can be sold, subject to any applicable volume limitations under federal securities laws, after the earlier of the expiration of, or release from, the 90-day lock-up period. The balance of our outstanding shares of common stock may be freely sold in the public market at any time. Moreover, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Pursuant to the registration rights agreement entered into in connection with our private placement of common stock and warrants to purchase common stock in March 2016, we filed a registration statement on July 22, 2016 to register for resale the shares of common stock, and the shares of common stock issuable upon the exercise of warrants, issued upon the closing of the second tranche of the March 2016 financing as well as other shares of common stock held by participants in such offering.

In addition, as of August 8, 2016, there were 4,807,199 shares subject to outstanding options under our equity incentive plans, all of which shares we have registered under the Securities Act of 1933, as amended, or the Securities Act, on a registration statement on Form S-8. These shares, once vested and issued upon exercise, will be able to be freely sold in the public market, subject to volume limits applicable to affiliates. Furthermore, as of August 8, 2016, there were 13,693,227 shares subject to outstanding warrants. The shares issuable upon exercise of these warrants will become eligible for sale in the public market to the extent such warrants are exercised and to the extent covered by a registration statement or permitted by Rule 144 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities

(a) Recent Sales of Unregistered Securities

On July 11, 2016, we issued to Dr. Richard Katz, our Chief Financial Officer, an option to purchase 300,000 shares of our common stock at an exercise price of $6.30 per share. This option was an inducement grant issued outside our existing equity compensation plan in accordance with NASDAQ listing rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this option prior to the time at which this option becomes exercisable.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: August 15, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

1.1+	Underwriting Agreement, dated July 28, 2016, by and among the Company and Stifel, Nicolaus & Company, Incorporated and JMP Securities LLC, as representatives of the several Underwriters (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 29, 2016 and incorporated herein by reference)

4.1+	Form of Warrant Agreement by and among the Company and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 29, 2016 and incorporated herein by reference)

4.2*	Amendment No. 2 to Fifth Amended and Restated Registration Rights Agreement, dated July 14, 2016 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013)

10.1*	Amended and Restated Employment Agreement between the Registrant and Joan C. Winterbottom, dated June 10, 2016

10.2+	Employment Agreement between the Registrant and Richard D. Katz, dated July 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 29, 2016 and incorporated herein by reference)

10.3*	Fifth Amendment to Lease Agreement and Third Amendment to Purchase and Sale Agreement, dated as of July 1, 2016 (amending that certain Lease Agreement, dated August 18, 2014, by and between by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC)

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Previously filed.

