Form 10-Q
period 2016-09-30
ARGOS THERAPEUTICS INC
filed 2016-11-14
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 7, 2016, there were 41,246,954 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2016

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2015	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$6,163,144	$69,283,934
Short-term investments	1,003,160	—
Restricted cash	740,000	740,000
Prepaid expenses	740,173	1,126,509
Other receivables	73,818	119,257

Total current assets	8,720,295	71,269,700
Property and equipment, net	22,306,384	37,489,337
Other assets	11,020	11,020

Total assets	$31,037,699	$108,770,057

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$2,907,683	$3,567,440
Accrued expenses	3,676,846	7,457,958
Current portion of notes payable	1,578,284	9,912,628
Current portion of manufacturing research and development obligation	—	2,876,389
Current portion of capital lease obligations	—	119,273

Total current liabilities	8,162,813	23,933,688
Long-term liabilities
Long-term portion of notes payable	30,728,258	21,588,478
Long-term portion of manufacturing research and development obligation	7,777,436	5,193,499
Long-term portion of facility lease obligation	7,249,627	7,390,000
Long-term portion of capital lease obligations	—	2,230,444
Deferred liabilities	5,321,000	6,751,000
Warrants	—	21,548,019
Commitments
Stockholders’ (deficit) equity
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2015 and September 30, 2016; 0 shares issued and outstanding as of December 31, 2015 and September 30, 2016	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2015 and September 30, 2016; 21,641,509 and 41,243,314 shares issued and outstanding as of December 31, 2015 and September 30, 2016, respectively	21,642	41,243
Accumulated other comprehensive loss	(138,245)	(130,695)
Additional paid-in capital	250,873,875	336,856,362
Accumulated deficit	(278,958,707)	(316,631,981)

Total stockholders’ (deficit) equity	(28,201,435)	20,134,929

Total liabilities and stockholders’ equity	$31,037,699	$108,770,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Revenue	$158,349	$146,756	$444,511	$781,828

Operating expenses
Research and development	17,227,405	9,340,018	48,079,221	28,006,178
General and administrative	2,689,398	3,010,518	7,969,957	9,375,021

Total operating expenses	19,916,803	12,350,536	56,049,178	37,381,199

Operating loss	(19,758,454)	(12,203,780)	(55,604,667)	(36,599,371)
Other expense
Interest income	4,757	20,586	23,172	24,399
Interest expense	(324,871)	(448,288)	(1,645,308)	(1,482,943)
Decrease in fair value of warrants	—	385,394	—	385,394
Other expense	—	(753)	(2,798)	(753)

Other expense, net	(320,114)	(43,061)	(1,624,934)	(1,073,903)

Net loss	$(20,078,568)	$(12,246,841)	$(57,229,601)	$(37,673,274)

Net loss per share, basic and diluted	$(0.97)	$(0.32)	$(2.81)	$(1.30)

Weighted average shares outstanding, basic and diluted	20,704,163	37,938,213	20,333,835	28,903,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net loss	$(20,078,568)	$(12,246,841)	$(57,229,601)	$(37,673,274)

Other comprehensive (loss) gain
Foreign currency translation (loss) gain	(11,320)	(858)	(20,813)	7,279
Unrealized gain on short-term investments	4,321	—	11,684	271

Total comprehensive loss	$(20,085,567)	$(12,247,699)	$(57,238,730)	$(37,665,724)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities
Net loss	$(57,229,601)	$(37,673,274)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	519,026	697,730
Compensation expense related to stock options	2,860,867	3,759,947
Common stock issued as payment for services	—	220,424
Interest accrued/(capitalized) on long-term debt	125,249	—
Amortization of debt discount	80,838	105,612
Amortization of debt issuance costs	207,923	25,503
Decrease in fair value of warrant liability	—	(385,394)
Loss on disposal of equipment	2,799	753
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(34,968)	(431,776)
Other assets	(381,033)	—
Accounts payable	566,066	(270,890)
Accrued expenses	3,051,159	2,304,181
Deferred liabilities	1,485,000	(110,000)
Manufacturing research and development obligation	1,274,759	292,452

Net cash used in operating activities	(47,471,916)	(31,464,732)

Cash flows from investing activities
Purchase of property and equipment	(7,709,337)	(10,037,447)
Receipt from restricted cash account securing letter of credit	585,000	—
Purchase of short-term investments	(2,696,841)	—
Proceeds from maturity of short-term investments	18,702,000	1,003,431

Net cash provided by (used in) investing activities	8,880,822	(9,034,016)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	8,570,000	105,213,087
Proceeds from exercise of common stock warrants	—	299,932
Proceeds from issuance of notes payable and warrants	12,500,000	—
Stock issuance costs	—	(2,159,587)
Payments on notes payable and capital lease obligations	(30,711)	(37,471)
Payment on facility lease obligation	—	(100,000)
Proceeds from exercise of common stock options	179,227	133,571
Proceeds from exercise of employee stock purchase plan rights	207,233	262,819
Net cash provided by financing activities	21,425,749	103,612,351
Effect of exchange rate changes on cash	(20,566)	7,187
Net (decrease) increase in cash and cash equivalents	(17,185,911)	63,120,790
Cash and cash equivalents
Beginning of period	37,223,590	6,163,144
End of period	$20,037,679	$69,283,934

Supplemental disclosure of cash flow information
Cash paid for interest	$863,977	$1,757,812
Supplemental disclosure of noncash investing and financing activities
Stock issuance costs included in accounts payable and accrued expenses	$—	$459,825
Interest capitalized on construction-in-progress	$548,824	$617,757
Purchase of property and equipment included in accounts payable and accrued expenses	$1,525,308	$2,612,888
Recognition of asset and facility lease obligation related to construction of new property	$4,240,437	$240,373
Property recognized under capital lease obligations	$—	$2,372,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is an immuno-oncology company focused on the development and commercialization of individualized immunotherapies for the treatment of cancer using its Arcelis technology platform. The Company’s most advanced product candidate, AGS-003, is being evaluated in the pivotal ADAPT Phase 3 clinical trial (the “ADAPT trial”) for the treatment of metastatic renal cell carcinoma (“mRCC”). The Company is also developing a separate Arcelis-based product candidate, AGS-004, for the treatment of HIV, which is currently being evaluated in an investigator-initiated clinical trial in combination with vorinostat aimed at HIV eradication in adult patients.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of September 30, 2016, had an accumulated deficit of $316.6 million. Also as of September 30, 2016, the Company’s current assets totaled $71.3 million compared with current liabilities of $24.0 million, and the Company had cash and cash equivalents of $69.3 million. In light of the Company’s current operating plan, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the three and nine months ended September 30, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and nine months ended September 30, 2016, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2015 and September 30, 2016, $5,913,144 and $69,033,934, respectively, in cash and cash equivalents were uninsured.

Restricted Cash

The Company had restricted cash of $740,000 as of each of December 31, 2015 and September 30, 2016, which consists of funds maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for the Company’s new corporate headquarters and primary manufacturing facility (see Note 7).

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items in the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, will require adoption on a retrospective basis and will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact that adoption of this standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted using guidance similar to existing guidance for operating leases. Topic 842 supersedes the previous lease standard, Topic 840 Leases. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.

In May 2015, the FASB issued a new standard which removes the requirement to categorize the investments for which fair value is measured using net asset value per share as a practical expedient for fair value within the fair value hierarchy. This standard was effective for the Company for reporting periods beginning after December 15, 2015 and was to be applied retrospectively; early adoption was permitted. The Company adopted this standard on January 1, 2016. There was no impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued a new standard update which requires debt issuance costs to be presented in the consolidated balance sheet as a direct deduction from the associated debt liability. This standard became effective for the Company on January 1, 2016 and was applied on a retrospective basis. As a result, deferred financing costs of $93,503 were reclassified to long-term debt as of December 31, 2015.

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

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2015 and September 30, 2016.

As of December 31, 2015 and September 30, 2016, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and as of December 31, 2015 included short-term investments in corporate debt securities. Additionally, as of September 30, 2016, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis (see Note 9). The Company’s short-term investments are classified as available-for-sale investments. As of September 30, 2016, the Company did not own any short-term investments. The valuation of these financial instruments uses a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 9).

During the three and nine months ended September 30, 2016, there were no transfers between Levels 1, 2, and 3 assets or liabilities. As of December 31, 2015 and September 30, 2016, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short-term	—	1,003,160	—	1,003,160
Restricted cash	740,000			740,000
Total assets at fair value	$6,329,684	$1,003,160	$—	$7,332,844

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016
Assets
Money-market funds	$60,357,704	$—	$—	$60,357,704
Restricted cash	740,000	—	—	740,000
Total assets at fair value	$61,097,704	$—	$—	$61,097,704
Liabilities
Warrants	$—	$—	$21,548,019	$21,548,019
Total liabilities at fair value	$—	$—	$21,548,019	$21,548,019

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents, corporate debt securities included in short-term investments and restricted cash as of December 31, 2015 and September 30, 2016 were as follows:

	As of December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short term	1,003,431	—	(271)	1,003,160
Restricted cash	740,000	—	—	740,000
	$7,333,115	$—	$(271)	$7,332,844

	As of September 30, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$60,357,704	$—	$—	$60,357,704
Restricted cash	740,000	—	—	740,000
	$61,097,704	$—	$—	$61,097,704

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2015 was approximately $32.0 million compared with its carrying value of $32.4 million. The fair value of the Company’s debt as of September 30, 2016 was approximately $31.1 million compared with its carrying value of $31.5 million (see Note 5).

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2015	September 30, 2016
Office furniture and equipment	$681,954	$681,954
Computer equipment	970,689	1,099,022
Computer software	629,948	3,171,980
Laboratory equipment	5,916,539	5,963,600
Leasehold improvements	2,664,669	2,664,669
Asset related to facility lease obligation	7,630,660	7,920,033
Construction-in-progress	12,656,260	25,445,146

	31,150,719	46,946,404
Less: Accumulated depreciation and amortization	(8,844,335)	(9,457,067)

Property and equipment, net	$22,306,384	$37,489,337

Assets related to the Company’s facility lease obligation and construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the facility being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting (see Note 7). Construction-in-progress included $2,372,880 under capital leases (see Note 7). As of December 31, 2015 and September 30, 2016, construction-in-progress included $880,334 and $2,249,785, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Three months ended September 30, 2015	$171,064
Three months ended September 30, 2016	$257,992
Nine months ended September 30, 2015	$519,026
Nine months ended September 30, 2016	$697,730

4. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2016. Therefore, no U.S. federal, state or foreign income taxes are expected for 2016 and no provision for such taxes has been recorded as of September 30, 2016.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2015 and September 30, 2016, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

5. Notes Payable

Notes payable consist of the following as of December 31, 2015 and September 30, 2016:

	December 31, 2015	September 30, 2016
Notes payable under the venture loan and security agreement, including accrued interest	$25,265,451	$25,514,270
Less debt discount and debt issuance costs	(495,229)	(364,114)
Notes payable under the venture loan and security agreement, net	24,770,222	25,150,156
Promissory note payable to Medinet, including accrued interest	7,489,565	6,315,910
Other notes payable	46,755	35,040
Total notes payable	32,306,542	31,501,106
Less current portion	(1,578,284)	(9,912,628)
Long-term portion of notes payable	$30,728,258	$21,588,478

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

The Company made payments with respect to the first tranche of $12.5 million on an interest-only basis monthly through October 31, 2016, and is currently making monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the first tranche loan. The Company has agreed to repay the second tranche loan of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. The Company is recognizing the final payment of $625,000 as accrued interest over the expected life of the second tranche loan. In addition, the Company has agreed that if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the Lenders a prepayment penalty fee based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of the Company’s common stock at a per share exercise price of $9.06 (the “Venture Loan Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. As of September 29, 2014, the Company recorded a debt discount of $338,673 equal to the value of these Venture Loan Warrants. This debt discount is offset against the long-term portion of the note payable balance and included in additional paid-in capital on the Company's consolidated balance sheet.

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

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, the amount of the note payable was $7.5 million, including $1.3 million of accrued interest. During the nine months ended September 30, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of September 30, 2016, the amount of the note payable was $6.3 million, including $1.7 million of accrued interest. As of December 31, 2015 and September 30, 2016, the total deferred liability associated with the Medinet note was $3.8 million and $5.3 million, respectively (see Note 11).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $46,754 and $35,040 in principal was outstanding as of December 31, 2015 and September 30, 2016, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

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

As of December 31, 2015, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $7.8 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.3 million in accrued interest. As of September 30, 2016, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.1 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.5 million in accrued interest, of which $2.9 million is included in current liabilities as the current portion of the obligation.

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

7. Facility Lease Obligation and Capital Lease Obligations

Facility Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”). Under the Lease Agreement, the Company agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which the Company refers to as Centerpoint. The Company intended this facility to be built to house the Company’s corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2017. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company has paid $1.7 million as of September 30, 2016.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the second year are $47,972 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement.

The Lease Agreement required the Company to provide TKC with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1,325,000 to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of December 31, 2015 under a purchase and sale agreement with TKC. The deposit is recorded as restricted cash as of December 31, 2015 and September 30, 2016 on the Company’s consolidated balance sheets.

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

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the Company’s consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.6 million and $7.9 million as of December 31, 2015 and September 30, 2016, respectively. The facility lease obligation on the Company’s consolidated balance sheet is $7.2 million and $7.4 million as of December 31, 2015 and September 30, 2016, respectively.

Under the Lease Agreement, the Company had an option to purchase the property. In February 2015, the Company exercised this purchase option and entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC. The purchase price to be paid by the Company at closing was $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company had paid $1.7 million as of September 30, 2016, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. Under the terms of the Purchase Agreement, the Company had until October 31, 2016 to consummate the purchase of the property. The Company did not purchase the property by such date. As a result, the Company has no further right to purchase the property and remains subject to the lease under the Lease Agreement.

Capital Lease Obligations

In August 2016, the Company entered into two agreements (the “Power Generation Agreements”) with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. The Power Generation Agreements require monthly minimum payments of $32,948 for a period of 128 months, or a total of $4.2 million ending in March 2027. Property, plant and equipment as of September 30, 2016 included $2.4 million under the Power Generation Agreements.

Future minimum payments due under the Power Generation Agreements are as follows as of September 30, 2016:

Year ending December 31:
2016	$98,844
2017	395,376
2018	395,376
2019	395,376
2020	395,376
Thereafter	2,471,100
Total future minimum payments	4,151,448
Amounts representing interest	(1,801,731)
Present value of net minimum payments	2,349,717
Current portion of capital lease obligations	(119,273)
Long-term portion of capital lease obligations	$2,230,444

8. Stockholders’ (Deficit) Equity

Issuance of Common Stock in the Nine Months Ended September 30, 2016

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

The PIPE Financing was to take place in up to three tranches. Under the Securities Purchase Agreement, at the initial closing, which occurred on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 Shares and Warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to $5.44375 (the “Purchase Price”). At the second closing, which occurred on June 29, 2016, the Company sold and the Investors purchased for a total purchase price of $29,824,520 a total of 5,478,672 Shares and Warrants to purchase a total of 4,109,005 shares of common stock (0.75 shares of common stock for each Share purchased), based on a purchase price per Share and accompanying Warrant equal to the Purchase Price. The closing of the second tranche was triggered by the recommendation from the Company’s independent data monitoring committee (the “IDMC”) that the Company continue the ADAPT trial based on the results of the IDMC’s scheduled interim data review. The Warrants have an exercise price of $5.35 per share, expire on the fifth anniversary of the date of issuance and have other terms described below under “Warrants.”

Under the Securities Purchase Agreement, Pharmstandard International S.A. (“Pharmstandard”) agreed that, at the Company’s option following the satisfaction of certain conditions, it could be required to purchase at a third closing up to $10,292,563 of Shares (without Warrants). The dollar amount of Shares to be purchased by Pharmstandard at the third closing was subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by the Company after the initial closing through equity or debt financings or collaborations. The net proceeds received from the sale of common stock and accompanying warrants in the Company’s follow-on public offering that closed on August 2, 2016 (see below) reduced in full the dollar amount committed to be purchased in the third tranche and as a result the Company has no further ability to effect the closing of, and Pharmstandard has no further obligation to purchase Shares in, the third tranche of the PIPE Financing.

The Company agreed to pay at each closing the legal expenses of the Investors and the legal expenses of the Investors incurred in connection with the resale registration obligations of the Company set forth in the Registration Rights Agreement (as defined below); provided, however, that the Company had no obligation to pay more than a total of $140,000 with respect to such expenses.

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

A registration statement covering the Shares and Warrant Shares purchased at the initial closing was filed on May 13, 2016 and declared effective on May 26, 2016. A registration statement covering the Shares and Warrant Shares purchased at the second closing was filed on July 22, 2016 and declared effective on August 16, 2016. In the event that either registration statement is not available to cover any sales of Registrable Securities registered by such registration statement, then the Company has agreed to make pro rata payments to each Investor holding such Registrable Securities as liquidated damages in an amount equal to 1% of the aggregate amount invested by each such Investor for such Registrable Securities per 30-day period or pro rata for any portion thereof following the date by which such Registration Statement should have been effective, subject to specified exceptions.

The Company has granted the Investors, and the Investors have granted to the Company, customary indemnification rights in connection with the registration statements.

At-the-market Offering

In May 2015, the Company entered into a sales agreement, or the Sales Agreement, with Cowen & Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. Sales of the Company’s common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. As of November 7, 2016, the Company has sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs.

Follow-On Public Offering

On August 2, 2016, the Company issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to the Company of the offering were approximately $48.2 million after deducting underwriting discounts and commissions and offering expenses.

Other Common Stock Issued in the Nine Months Ended September 30, 2016

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

For 2016, the Company’s board of directors determined that each non-employee director will receive shares of the Company’s common stock under the Company’s 2014 stock incentive plan in lieu of cash board fees on the last day of each calendar quarter in 2016. The number of shares to be granted to each non-employee director on a quarterly basis shall be that number of whole shares of the Company’s common stock equal to the dollar amount of such director’s fees for a given calendar quarter divided by the closing share price of the Company’s common stock on the last trading day of such calendar quarter. During the three and nine months ended September 30, 2016, the Company issued 14,207 and 37,770 shares, respectively, of its common stock as board compensation to non-employee directors in lieu of $70,609 and $218,424, respectively, in cash board fees and such amounts are included in general and administrative expenses.

During the three and nine months ended September 30, 2016, the Company recorded share-based expense in connection with the grant of restricted stock to certain employees and a consultant of $64,137 and $107,366, respectively. Of these amounts, during the three and nine months ended September 30, 2016, $47,149 and $85,239, respectively, is included in general and administrative expenses, and $16,988 and $22,127, respectively, is included in research and development expenses.

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of stock-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of stock-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 36,290 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $6.24 and the closing price of $4.44 on February 29, 2016, resulting in the recognition of stock-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and ended on August 31, 2016. For the fourth Purchase Plan Period, 30,157 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the fourth Purchase Plan Period of $4.91 and the closing price of $4.95 on August 31, 2016, resulting in the recognition of stock-based compensation expense of $63,788. The Company’s fifth Purchase Plan Period commenced on September 1, 2016 and will end on February 28, 2017.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of September 30, 2016, there were 691,740 shares of common stock remaining available for future issuance under the 2014 Plan and 246,551 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Research and development	$495,496	$558,209	$1,500,069	$2,006,014
General and administrative	552,781	723,719	1,360,798	1,974,357

Total stock-based compensation expense	$1,048,277	$1,281,928	$2,860,867	$3,980,371

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to nonemployees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. During the nine months ended September 30, 2016, modifications were made to certain stock option grants that accelerated the vesting of such grants to 18 terminated employees resulting in an increase to stock-based compensation expense of $0.6 million.

During the three months ended September 30, 2015, the Company granted options to employees to purchase a total of 80,400 shares of the Company’s common stock at exercise prices ranging from $6.21 to $6.68 per share, which in each instance was the closing price of the Company’s common stock on the grant date. During the three months ended September 30, 2016, the Company granted options to employees to purchase a total of 395,373 shares of the Company’s common stock at exercise prices ranging from $4.86 to $6.30 per share, which in each instance was the closing price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2015, the Company granted options to employees and non-employee directors to purchase a total of 702,700 shares of the Company’s common stock at exercise prices ranging from $6.21 to $9.01 per share, which in each instance was the closing price of the Company’s common stock on the grant date. During the nine months ended September 30, 2016, the Company granted options to employees to purchase a total of 1,605,479 shares of the Company’s common stock at exercise prices ranging from $2.16 to $10.97 per share, which in each instance was the closing price of the Company’s common stock on the grant date, except for 565,000 options granted to the Company’s executive committee employees which have an exercise price of $7.41 compared with the $5.95 closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2015	3,318,541	$6.24
Granted	1,605,479	$5.86
Exercised	(21,182)	$6.35
Cancelled	(110,050)	$7.28

Outstanding as of September 30, 2016	4,792,788	$6.09	7.61

Exercisable as of September 30, 2016	2,086,297	$5.96	5.88

Vested and expected to vest as of September 30, 2016	4,636,135	$6.09	7.47

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plan		Employee Stock Purchase Plan

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Risk-free interest rate	2.06%	1.47%	0.07%	0.47%
Dividend yield	0%	0%	0%	0%
Expected option term (in years)	7	7	0.5	0.5
Volatility	87%	82%	58%	118%

Warrants

As discussed in Note 8 regarding the PIPE Financing, on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 Shares and Warrants to purchase a total of 2,739,323 shares of common stock at a per share exercise price of $5.35. These Warrants will terminate on March 14, 2021 or such earlier date as specified in the Warrants. Additionally, on June 29, 2016, the Company sold and the Investors purchased for a total purchase price of $29,824,520 a total of 5,478,672 Shares and Warrants to purchase a total of 4,109,005 shares of common stock at a per share exercise price of $5.35. These Warrants will terminate on June 29, 2021 or such earlier date as specified in the warrants. During the nine months ended September 30, 2016, Warrants were exercised to purchase 56,062 shares of common stock for proceeds of $299,932 to the Company.

As discussed in Note 8, regarding the Follow-On Public Offering, on August 2, 2016, the Company sold and the investors purchased for a total purchase price of $50.0 million a total of 9,090,909 shares and warrants to purchase a total of 6,818,181 shares of common stock at a per share exercise price of $5.50. These warrants will terminate on August 2, 2021 or such earlier date as specified in the warrants.

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

As of September 30, 2016, outstanding warrants to purchase a total of 13,693,227 shares of the Company’s common stock were as follows:

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common stock	82,780	$9.06	9/29/21
Common stock	2,683,261	$5.35	3/14/21
Common stock	4,109,005	$5.35	6/29/21
Common stock	6,818,181	$5.50	8/02/21

The following warrants were issued on August 2, 2016 (the “August 2016 Warrants”) and remained outstanding as of September 30, 2016, and include provisions that could require cash settlement of the August 2016 warrants. The August 2016 Warrants are therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s statement of operations in each subsequent period:

August 2016 Warrants
Exercise price	$5.50
Expiration date	August 2, 2021
Total shares issuable on exercise	6,818,181

The fair value of the August 2016 Warrants is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury five-year maturity yield curve in effect on the date of valuation. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term of the August 2016 Warrants. Expected stock price volatility is based on an average of several peer public companies. The expected life of the August 2016 Warrants is assumed to be equivalent to their remaining contractual term. The assumptions used by the Company to determine the fair value of the August 2016 warrants are summarized in the following table as of the date of issuance and as of September 30, 2016:

	August 2, 2016	September 30, 2016

Exercise price of warrants	$5.50	$5.50
Closing underlying stock price on date of valuation	$4.99	$4.97
Expected stock price volatility	84%	84%
Expected life (in years)	5.00	4.83
Risk-free interest rate	1.07%	1.14%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$3.22	$3.16
Total liability for warrants on the balance sheet	$21,933,412	$21,548,019
Decrease in fair value during the three months ended September 30, 2016		$385,393

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s Series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock.  Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of September 30, 2016, the Company had not entered into this manufacturing rights agreement or issued such warrants.

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

For the three months ended September 30, 2015 and 2016, the Company recorded revenue under this agreement of $130,849 and $119,256, respectively. For the nine months ended September 30, 2015 and 2016, the Company recorded revenue under this agreement of $374,455 and $671,828, respectively. The Company has recorded total revenue of $37.8 million through September 30, 2016 under the NIH and NIAID agreement. As of September 30, 2016, there was up to $2.0 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2015 and September 30, 2016, the Company recorded a receivable from the NIH and NIAID of $73,818 and $119,256, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s series E preferred stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. The Company has not entered into this manufacturing rights agreement or issued the warrants. All outstanding shares of the Company’s preferred stock converted into shares of the Company’s common stock upon the closing of its initial public offering in February 2014.

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

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of AGS-003 and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to AGS-003 and these products. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone with a $1.0 million payment was achieved in July 2015 and the second milestone with a $2.0 million payment was achieved in June 2016, reducing the outstanding principal of the loan as of September 30, 2016 to $6.0 million.

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

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the nine months ended September 30, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of September 30, 2016, the amount of the note payable was $6.3 million, including $1.7 million accrued interest. As of September 30, 2016, the total deferred liability associated with the Medinet note was $5.3 million.

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

Lummy License Agreement

On April 7, 2015, the Company and Lummy (Hong Kong) Co. Ltd. (“Lummy HK”), a wholly owned subsidiary of Chongqing Lummy Pharmaceutical Co. Ltd., entered into a license agreement (the “License Agreement”) whereby the Company granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer (“Licensed Product”) in China, Hong Kong, Taiwan and Macau (the “Territory”). Under the License Agreement, Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in the Territory.

Under the terms of the License Agreement, the parties will share relevant data, and the Company will have a right to reference Lummy HK data for purposes of its development programs under the Arcelis technology. In addition, Lummy HK has granted to the Company an exclusive, royalty-free license under and to any and all Lummy HK improvements to the Arcelis technology conceived or reduced to practice by Lummy HK (“Lummy HK Improvements”) and Lummy HK data to develop and/or commercialize products (“Arcelis-Based Products”) outside the Territory, an exclusive, royalty-free license under and to any and all investigational new drug applications ("INDs") and other regulatory approvals and Lummy HK trademarks used for an Arcelis-Based Product to develop and/or commercialize an Arcelis-Based Product outside the Territory and a non-exclusive, worldwide, royalty-free license under any Lummy HK Improvements and Lummy HK data to manufacture Arcelis-Based Products anywhere in the world. Lummy HK has the right to reference the Company’s data, INDs and other regulatory filings and submissions for the purpose of developing and obtaining regulatory approval of Licensed Products in the Territory.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net loss	$(20,078,568)	$(12,246,841)	$(57,229,601)	$(37,673,274)
Weighted average common shares outstanding, basic and diluted	20,704,163	37,938,213	20,333,835	28,903,427

Net loss per share, basic and diluted	$(0.97)	$(0.32)	$(2.81)	$(1.30)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Stock options outstanding	3,372,015	4,760,365	3,088,622	4,013,193
Warrants outstanding	82,781	11,247,575	82,781	4,921,978

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

Our most advanced product candidate is AGS-003, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of AGS-003 plus sunitinib or another targeted therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We opened the ADAPT trial for enrollment in January 2013, dosed the first patient in May 2013 and completed enrollment of the trial in July 2015. Based upon the actual rate of enrollment and projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017. In June 2016, the independent data monitoring committee, or IDMC, for the ADAPT trial recommended that the ADAPT trial continue based on results of the IDMC’s scheduled interim data review. We expect that the next IDMC meeting will occur in connection with the Genitourinary Cancers Symposium in February 2017. We are also supporting investigator-initiated Phase 2 trials in patients with early stage RCC and non-small cell lung cancer and plan to support investigator-initiated trials of AGS-003 in muscle invasive bladder cancer and in combination with a checkpoint inhibitor in mRCC.

We are developing AGS-004, our second most advanced Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID, under a $39.8 million agreement. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug for HIV eradication, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from our ongoing trial in adult HIV patients are favorable.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through September 30, 2016, we have raised a total of $494.4 million in cash, including:

•	$331.6 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$104.9 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from our venture loan and security agreement, or the Loan Agreement, with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders.

On August 2, 2016, we issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to us of the offering were approximately $48.2 million after deducting underwriting discounts and commissions and offering expenses.

We have incurred losses in each year since our inception in May 1997. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $37.7 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $316.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of AGS-003 for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004;

•	support planned investigator-initiated clinical trials of AGS-003 and AGS-004;

•	initiate and conduct additional clinical trials of AGS-003 and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility or otherwise arrange for the commercial manufacture of our products based on our Arcelis platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We have recorded revenue of $37.8 million through September 30, 2016 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of September 30, 2016, there was up to $2.0 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Our Development Programs

The following table summarizes our development programs for AGS-003 and AGS-004.

Product Candidate	Primary Indication	Status
AGS-003	mRCC	•	Ongoing ADAPT trial; enrollment completed in July 2015; data expected in the first half of 2017

		•	Planned investigator-initiated Phase 2 clinical trial, in combination with a checkpoint inhibitor, expected to open for enrollment in the first half of 2017

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated Phase 2 clinical trial; initial data expected in the first half of 2017

	Advanced solid tumors	•	Ongoing investigator-initiated Phase 2 clinical trial in non-small cell lung cancer

		•	Planned investigator-initiated Phase 2 clinical trial in muscle invasive bladder cancer, expected to open for enrollment by the end of 2016

AGS-004	HIV	•	Ongoing second stage of investigator-initiated clinical trial in combination with vorinostat for HIV eradication

		•	Decision to initiate planned investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients expected in 2017

We hold all commercial rights to AGS-003 and AGS-004 in all geographies other than rights to AGS-003 in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., or Pharmstandard, rights to AGS-003 for the treatment of mRCC in South Korea, which we exclusively licensed to Green Cross Corp., or Green Cross, and rights to AGS-003 in China, Hong Kong, Taiwan and Macau, which we exclusively licensed to Lummy (Hong Kong) Co. Ltd., or Lummy HK. We have granted to MEDcell Co., Ltd., a wholly-owned subsidiary of Medinet Co. Ltd., hereinafter referred to together as “Medinet,” an exclusive license to manufacture in Japan AGS-003 for the treatment of mRCC.

AGS-003

We are developing AGS-003 for the treatment of mRCC and other cancers. We are currently conducting the ADAPT trial of AGS-003 plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC, versus sunitinib/targeted therapy alone, in a protocol developed under an SPA with the FDA. We opened the ADAPT trial for enrollment in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the trial protocol, these patients were randomized between the AGS-003 plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. In June 2016, the IDMC for the ADAPT trial recommended that the ADAPT trial continue based on results of the IDMC’s scheduled interim data review. We expect that the next IDMC meeting will occur in connection with the Genitourinary Cancers Symposium in February 2017. Based on internal projections, we believe that we have reached more than half of the targeted number of events for the ADAPT trial’s overall survival primary endpoint. Based upon the actual rate of enrollment and the projected event rate as defined in the protocol, we anticipate having a sufficient number of events to permit the primary analysis and assessment of overall survival to occur in the first half of 2017.

In addition, in mRCC we plan to support an investigator-initiated clinical trial of AGS-003 in combination with a checkpoint inhibitor that we expect will open for enrollment in the first half of 2017.

We are also supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate neoadjuvant treatment with AGS-003 in patients with early stage, localized RCC prior to nephrectomy. This trial was opened for enrollment in late 2014 and four patients were enrolled as of September 30, 2016. We expect that a total of 10 patients will be enrolled in this trial. This trial provides the opportunity to observe the impact of AGS-003 on the immune response in both the peripheral blood and in the primary tumor that is removed after AGS-003 treatment, the latter as evidenced by the presence of tumor infiltrating lymphocytes in the tumor.

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

We also plan to support an additional investigator-initiated Phase 2 clinical trial of AGS-003 in muscle invasive bladder cancer, which we expect to open for enrollment by the end of 2016. The trial has two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of AGS-003. In the treatment phase, AGS-003 will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy, consisting of cisplatin and gemcitabine. Booster doses of AGS-003 will continue after tumor resection. As with the neoadjuvant RCC trial, we expect that the trial will provide us with the opportunity to observe the impact of AGS-003 on the immune response in both the peripheral blood and the primary tumor, the latter as evidenced by the presence of tumor infiltrating lymphocytes in the tumor.

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

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, if initial data from stage 2 of the ongoing adult eradication study are favorable, we plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing. Assuming the supportive data and the necessary approvals are obtained, we expect this trial to open in 2017.

Manufacturing

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a ten-year lease agreement with renewal options with the developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which we refer to as Centerpoint. We intended this facility to house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility has not been completed as we explore potential financing arrangements.

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us was $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we had paid $1.7 million as of September 30, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until October 31, 2016 to consummate the purchase of the property. We did not purchase the property by such date. As a result, we have no further right to purchase the property and will remain subject to the lease under the Lease Agreement.

We continue to explore financing arrangements which could enable us to seek to purchase the Centerpoint facility if the landlord is willing to sell the property to us. We are also exploring other alternatives for the commercial supply of our products. These alternatives include both internal manufacturing solutions as well as potential contractual arrangements with contract manufacturing organizations. We expect that we will enter into arrangements for the commercial manufacture of our products during the fourth quarter of 2016. Under either the Centerpoint option or one of the alternatives, we expect that it would take approximately nine to 12 months to complete the build-out and equipping of a commercial manufacturing facility and that such arrangements would likely involve material obligations. However, other than with respect to our lease with TKC for Centerpoint, we have not entered into any binding arrangement with any party with respect to the lease, build-out and equipping of a manufacturing facility or other arrangements for commercial manufacturing. There can be no assurance that we will enter into arrangements on the terms previously available to us, on a timely basis or at all.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 with the Three and Nine Months Ended September 30, 2016

The following table summarizes the results of our operations for each of the three and nine month periods ended September 30, 2015 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2015	2016	Change	Change	2015	2016	Change	Change
	(in thousands)
Revenue	$158	$147	$(11)	(7.3)%	$445	$782	$337	75.9%
Operating expenses
Research and development	17,227	9,340	(7,887)	(45.8)%	48,079	28,006	(20,073)	(41.7)%
General and administrative	2,689	3,011	322	11.9%	7,970	9,375	1,405	17.6%

Total operating expenses	19,916	12,351	(7,565)	(38.0)%	56,049	37,381	(18,668)	(33.3)%

Loss from operations	(19,758)	(12,204)	7,554	38.2%	(55,604)	(36,599)	19,005	34.2%

Interest income	4	21	17	332.8%	23	24	1	5.3%
Interest expense	(325)	(448)	(123)	(38.0)%	(1,646)	(1,482)	164	9.9%
Decrease in fair value of warrants	—	385	385	*	—	385	385	*
Other expense	—	(1)	(1)	*	(3)	(1)	2	*

Net loss	$(20,079)	$(12,247)	$7,832	39%	$(57,230)	$(37,673)	$19,557	34.2%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $158,349 for the three months ended September 30, 2015, compared with $146,756 for the three months ended September 30, 2016, a decrease of $11,593, or 7.3%. Revenue was $444,511 for the nine months ended September 30, 2015, compared with $781,828 for the nine months ended September 30, 2016, an increase of $337,317, or 75.9%. The increase for the nine months ended September 30, 2016 resulted from higher reimbursement under our NIH and NIAID contract in the respective 2016 period and was primarily related to the achievement of certain specified development milestones during 2016.

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

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Research and development expenses also include commercial manufacturing development costs consisting primarily of costs incurred under our development agreements with Invetech and Saint-Gobain to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products. We have been developing AGS-003 and AGS-00, in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Direct research and development expense by program:
AGS-003	$5,429	$2,567	$16,482	$8,224
AGS-004	79	77	256	186
Other	—	3	40	3

Total direct research and development program expense	5,508	2,647	16,778	8,413
Commercial manufacturing development expense	5,751	1,407	15,499	1,926
Indirect research and development expense	5,968	5,286	15,802	17,667

Total research and development expense	$17,227	$9,340	$48,079	$28,006

Three months ended September 30, 2015 and 2016. Research and development expenses were $17.2 million for the three months ended September 30, 2015, compared with $9.3 million for the three months ended September 30, 2016, a decrease of $7.9 million, or 45.8%. The decrease in research and development expense reflects a $2.9 million decrease in direct research and development expense, a $4.3 million decrease in commercial manufacturing development expense and a $0.7 million decrease in indirect research and development expense.

The $2.9 million decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 decreased from $5.4 million for the three months ended September 30, 2015 to $2.6 million in the three months ended September 30, 2016. This decrease primarily reflects the completion of patient enrollment in the ongoing ADAPT trial of AGS-003 in July 2015. Significant expenses are incurred to obtain patient enrollment and then the ongoing monitoring costs generally decline as the trial progresses.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the three months ended September 30, 2015 compared with the three months ended September 30, 2016.

The $4.3 million decrease in commercial manufacturing development expense resulted primarily from our decision to significantly reduce our spending and activity related to the automated manufacturing process. We commenced our commercial manufacturing development efforts during 2014 and such activity increased progressively through the end of 2015. During the fourth quarter of 2015, we significantly reduced our spending and activity for commercial manufacturing development, which resulted in the decrease in such expenses during the three months ended September 30, 2016 compared with the three months ended September 30, 2015.

The $0.7 million decrease in indirect research and development expense was primarily due to lower personnel costs, as we had 111 employees engaged in research and development activities as of September 30, 2015 compared with 96 employees as of September 30, 2016.

Nine Months ended September 30, 2015 and 2016. Research and development expenses were $48.1 million for the nine months ended September 30, 2015, compared with $28.0 million for the nine months ended September 30, 2016, a decrease of $20.1 million, or 41.7%. The decrease in research and development expense reflects an $8.4 million decrease in direct research and development expense, a $13.6 million decrease in commercial manufacturing development expense and a $1.9 million increase in indirect research and development expense.

The $8.4 million decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for AGS-003 decreased from $16.5 million for the nine months ended September 30, 2015 to $8.2 million in the nine months ended September 30, 2016 primarily reflecting the completion of patient enrollment in the ADAPT trial of AGS-003 in July 2015.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2016.

The $13.6 million decrease in research and development expense related to our commercial manufacturing development efforts reflect our determination during the fourth quarter of 2015 to significantly reduce our spending and activity related to the automated manufacturing process.

The $1.9 million increase in indirect research and development expense was partially due to higher personnel costs of $1.4 million as we had 111 employees engaged in research and development activities as of September 30, 2015 compared with 118 employees as of the beginning of the nine months ended September 30, 2016, and the termination costs associated with our April 2016 reduction in force. Termination costs including severance and the partial acceleration of certain stock options for these employees totaled $1.2 million of the $1.4 million increase in personnel costs. Additionally, occupancy costs were $0.5 million higher in the 2016 period primarily due to rent incurred under the TKC lease agreement and higher depreciation.

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

General and administrative expenses were $2.7 million for the three months ended September 30, 2015, compared with $3.0 million for the three months ended September 30, 2016, an increase of $0.3 million or 11.9%. This increase was primarily due to an additional $0.2 million in personnel costs, including salaries, benefits and stock-based compensation and $0.1 million of occupancy expenses and additional outside services resulting from legal fees.

General and administrative expenses were $8.0 million for the nine months ended September 30, 2015, compared with $9.4 million for the nine months ended September 30, 2016, an increase of $1.4 million or 17.6%. This increase was primarily due to an additional $0.9 million in personnel costs, including salaries, benefits and stock-based compensation, $0.1 million of additional consulting costs resulting from the implementation of a new enterprise resource planning, or ERP system, $0.3 million of additional outside services resulting primarily from legal fees and an increase of $0.1 million in occupancy expenses.

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2015, compared with $0.4 million for the three months ended September 30, 2016. Total interest cost during the three months ended September 30, 2016 was $1.0 million. Of this amount, $0.5 million was capitalized as construction-in-progress resulting in interest expense of $0.4 million during the period. Total interest cost during the three months ended September 30, 2015 was $0.9 million. Of this amount, $0.5 million was capitalized as construction-in-progress resulting in interest expense of $0.3 million during the period. Accordingly, interest expense increased by $0.1 million during the three months ended September 30, 2016 compared with the same period in 2015. The increase in total interest cost for the three months ended September 30, 2016 compared with the three months ended September 30, 2015 primarily resulted from higher outstanding indebtedness borrowed under the Loan Agreement.

Interest expense was $1.6 million for the nine months ended September 30, 2015, compared with $1.5 million for the nine months ended September 30, 2016. Total interest cost during the nine months ended September 30, 2016 was $2.9 million. Of this amount, $1.4 million was capitalized as construction-in-progress resulting in interest expense of $1.5 million during the period. Total interest cost during the nine months ended September 30, 2015 was $2.2 million. Of this amount, $0.5 million was capitalized as construction-in-progress resulting in interest expense of $1.6 million during the period. Accordingly, interest expense decreased by $0.2 million during the nine months ended September 30, 2016 compared with the same period in 2015. The increase in total interest cost for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily resulted from higher outstanding indebtedness borrowed under the Loan Agreement.

We expect that interest expense will increase as a result of interest incurred under the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, we had cash and cash equivalents of approximately $69.3 million.

Since our inception in May 1997 through September 30, 2016, we have funded our operations principally with $331.6 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $104.9 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

We made payments with respect to the first tranche of $12.5 million on an interest-only basis monthly through October 31, 2016, and are currently making monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 will be due on September 30, 2018, or such earlier date specified in the Loan Agreement. We have agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 will be due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, we have agreed that if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

Commercial Manufacturing Facility. In August 2014, we entered into the Lease Agreement with TKC. Under the Lease Agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We intended this facility to be built to house our corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2017. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by us for which we have paid $1.7 million as of September 30, 2016.

The initial term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. We have the option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the second year are $47,972 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement.

Under the Lease Agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us was $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of September 30, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until October 31, 2016 to consummate the purchase of the property. We did not purchase the property by such date. As a result, we have no further right to purchase the property and will remain subject to the lease under the Lease Agreement.

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

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing was to take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375. At the closing of the second tranche in June 2016, we sold and the investors purchased, for a total purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche. The warrants issued in each closing have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, had also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, Pharmstandard could be required to purchase at a third closing up to approximately $10.3 million of shares of common stock (without warrants). The dollar amount committed to be purchased by Pharmstandard at the third closing was subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations.  The net proceeds received from the follow-on public offering that closed on August 2, 2016 reduced in full the dollar amount committed to be purchased in the third tranche (see Item 1. Note 8 to the Financial Statements), and as a result we have no further ability to effect the closing of, and Pharmstandard has no further obligation to purchase shares in, a third tranche of the private placement financing.

In connection with entering into the securities purchase agreement, we entered into a registration rights agreement with the investors pursuant to which we agreed to register for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

At-the-market Offering. In May 2015, we entered into a sales agreement, or the Sales Agreement, with Cowen & Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as our agent. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of November 7, 2016, we had sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs.

Follow-On Public Offering. On August 2, 2016, we issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to us of the offering was approximately $48.2 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2015	2016
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(47,472)	$(31,465)
Investing activities	8,881	(9,034)
Financing activities	21,426	103,612
Effect of exchange rate changes on cash	(21)	7

Net (decrease) increase in cash and cash equivalents	$(17,186)	$63,120

Operating Activities.  Net cash used in operating activities of $31.5 million during the nine months ended September 30, 2016 was primarily a result of our $37.7 million net loss, partially offset by non-cash items of $4.4 million and changes in operating assets and liabilities of $1.8 million. The non-cash items primarily reflect depreciation and amortization expense of $0.7 million, compensation expense related to stock options of $3.8 million, common stock issued as payment for services of $0.2 million and amortization of debt discount of $0.1 million, partially offset by the decrease or gain on the fair value of the warrant liability of $0.4 million. Accrued expenses increased by $2.3 million and the manufacturing research and development obligation increased by $0.3 million, which increases were partially offset by a decrease in accounts payable of $0.3 million, an increase in prepaid expenses and other receivables of $0.4 million and a decrease in deferred liabilities of $0.1 million.

Net cash used in operating activities of $47.5 million during the nine months ended September 30, 2015 was primarily a result of our $57.2 million net loss, partially offset by non-cash items of $3.8 million and changes in operating assets and liabilities of $6.0 million. These non-cash items primarily reflect depreciation and amortization expense of $0.5 million, compensation expense related to stock options of $2.9 million, interest accrued on long-term debt of $0.1 million and $0.3 million of amortization of debt issuance costs and debt discount. Accounts payable increased by $0.6 million, accrued expenses increased by $3.1 million, long-term deferred liabilities increased by $2.3 million and the long-term portion of our manufacturing research and development obligation increased by $1.3 million, which increases were partially offset by an increase in other assets of $0.4 million and a decrease in long-term notes payable of $0.8 million.

Investing Activities.  Net cash provided by (used in) investing activities amounted to $8.9 million and ($9.0) million for the nine months ended September 30, 2015 and 2016, respectively. Cash provided by and used in investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases, sales and maturities of short-term investments. Cash provided by investment activities during the nine months ended September 30, 2015 consisted of $18.7 million from maturities of short-term investments and a $0.6 million reduction in the restricted cash account securing a letter of credit, partially offset by $2.7 million of purchases of short-term investments and $7.7 million of purchases of property and equipment. Cash used in investment activities during the nine months ended September 30, 2016 consisted of $10.0 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments.

Financing Activities. Net cash provided by financing activities amounted to $21.4 million and $103.6 million for the nine months ended September 30, 2015 and 2016, respectively. Cash provided by financing activities for the nine months ended September 30, 2015 consisted of $12.5 million of loan proceeds from our Loan Agreement, proceeds of $8.6 million from the sale of common stock and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $30,711 of payments on notes payable. Cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of proceeds of $105.2 million from the issuance and sale of common stock and warrants under our private placement financing and our follow-on public offering and from the issuance and sale of common stock pursuant to the Sales Agreement. Additionally, cash provided by financing activities also included $0.3 million of proceeds from the exercise of common stock warrants, and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $2.2 million from the payment of stock issuance costs and a $0.1 million payment on our facility lease obligation.

Other Significant Changes in the Consolidated Balance Sheet as of September 30, 2016 Compared with December 31, 2015

Property and equipment, net, as of September 30, 2016 increased by $15.2 million from December 31, 2015 primarily due to a $2.5 million increase in computer software recognized from the implementation of our new ERP system and $12.8 million from construction-in-progress. Accounts payable and accrued expenses as of September 30, 2016 increased by $4.4 million from December 31, 2015 primarily due to purchases of property and equipment. As of September 30, 2016, we also recognized liabilities for capital lease obligations of $2.3 million and for warrants of $21.5 million. We did not have these liabilities as of December 31, 2015.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, AGS-003 or AGS-004. At the same time, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003, initiate additional clinical trials of AGS-003 and AGS-004, seek regulatory approval for our product candidates and lease, build out and equip a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

Based on our current operating plan, we expect that our cash and cash equivalents as of September 30, 2016 and the anticipated funding under our NIH and NIAID contract will enable us to fund our operating expenses through the second quarter of 2017. We expect that our available funds will be sufficient to fund our operations until such time as there are a sufficient number of events to permit the primary analysis and assessment of overall survival in the ADAPT trial and to fund our share of the expected costs related to preparations for commercial manufacturing.

We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a biologics license application, or BLA, to the FDA for AGS-003, to commercially launch AGS-003 or to complete the build-out and equipping of a commercial manufacturing facility without entering into financing arrangements related to the facility. These expectations are based on our current operating plan under which we implemented measures to reduce our operating expenses, including reductions in spending for activities in preparation for submission of a BLA and a workforce reduction action plan designed to streamline operations and reduce our operating expenses. We intend to seek to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to reach a sufficient number of events to permit the primary analysis and assessment of overall survival from the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays.

We continue to explore financing arrangements, which could enable us to seek to purchase the Centerpoint facility if the landlord is willing to sell the property to us. We are also exploring other alternatives for the commercial supply of our products. These alternatives include both internal manufacturing solutions as well as potential contractual arrangements with contract manufacturing organizations. We expect that we will enter into arrangements for the commercial manufacture of our products during the fourth quarter of 2016. Under either the Centerpoint option or one of the alternatives, we expect that it will take approximately nine to 12 months to complete the build-out and equipping of a commercial manufacturing facility and that such arrangements would likely involve material obligations. However, other than with respect to our lease with TKC or Centerpoint, we have not entered into any binding arrangement with any party with respect to the lease, build-out and equipping of a manufacturing facility. There can be no assurance that we will enter into arrangements on the terms previously available to us, on a timely basis or at all. If we are unable to enter into financing arrangements on the terms we anticipate, on a timely basis or at all, we may not be able to complete the planned leasing, build-out and equipping of a commercial facility, or may be delayed in doing so, which in either case would delay the commercialization of AGS-003.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial of AGS-003 and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trials of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of AGS-003 and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $6.0 million in principal remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	our ability to refinance our existing venture loan facility with the Lenders;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Contractual Obligations

During the three months ended September 30, 2016, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the new capital lease obligations discussed in Note 7 to our financial statements. In August 2016, we entered into two power generation agreements with an electric utility company. The power generation agreements are being accounted for as capital leases for financial reporting purposes.

Under the power generation agreements, the electric utility company will design, procure, install, own and maintain equipment at Centerpoint to support mission critical electrical loads. The power generation agreements require monthly payments totaling $41,185 for a period of 128 months, or a total of $5.3 million ending in March 2027. As of September 30, 2016, future minimum payments due under these capital leases within one-year total $0.5 million, within years one and three total $1.0 million, within years three and five total $1.0 million and thereafter totals $2.7 million. Property, plant and equipment includes $2.4 million under the power generation agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of one year or less. The related interest income sensitivity is affected by changes in the general level of short-term U.S. interest rates. We primarily invest in high quality, short-term marketable debt securities issued by high quality financial and industrial companies.

Due to the short-term duration and low risk profile of our cash and cash equivalents, an immediate 10.0% change in interest rates would not have a material effect on the fair value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash and cash equivalents.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. However, while we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in fair value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2016, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of AGS-003 for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of these product candidates will depend on several factors, including the following:

•	successful completion of clinical trials, including clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing our product candidates;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities through the lease, build-out and equipping of a facility or through arrangements with a contract manufacturing organization for the commercial manufacture of products based on our Arcelis platform;

•	maintaining patent and trade secret protection and regulatory exclusivity for our product candidates, both in the United States and internationally;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of the products following any marketing approval.

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

Patients in our ADAPT trial who receive treatment with sunitinib / targeted therapy monotherapy may not have results similar to patients studied in other clinical trials of sunitinib or to patients in the Consortium database who were treated with sunitinib or other targeted therapies. If the patients in our ADAPT trial who receive sunitinib / targeted therapy alone have results which are better than the results that occurred in those other clinical trials or the results described in the Consortium database, we may not demonstrate a sufficient clinical benefit from AGS-003 in combination with sunitinib and other targeted therapies to allow the FDA to approve AGS-003 for marketing. In addition, only 21 evaluable patients received the combination of AGS-003 and sunitinib in our single arm Phase 2 clinical trial. If the patients in our ADAPT trial who receive the combination of AGS-003 and sunitinib / targeted therapy have results which are worse than the results that occurred in our Phase 2 clinical trial, we may not demonstrate a sufficient benefit from the combination therapy to allow the FDA to approve AGS-003 for marketing.

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of AGS-003, which is intended for a life-threatening disease, we intend to seek approval based upon the results of a single pivotal Phase 3 clinical trial, our ADAPT trial. The FDA reviewed our plans to conduct our ADAPT trial under its special protocol assessment, or SPA, process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. In addition, because only 21 evaluable patients received the combination of AGS-003 and sunitinib in our Phase 2 clinical trial, and as a result, we did not have enough evaluable patients to perform the statistical analysis to determine whether the primary endpoint of complete response rate was achieved in that trial, we expect that the data from our Phase 2 clinical trial will have only a limited impact on the FDA’s ultimate assessment of efficacy of AGS-003. Thus, there can be no guarantee that the FDA will not require additional pivotal clinical trials as a condition for approving AGS-003 or as a post-approval requirement.

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

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in response to our submission of an investigational new drug application, or IND, for AGS-004, the FDA raised safety concerns regarding the analytical treatment interruption contemplated by our protocol for our Phase 2 clinical trial of AGS-004, and required a one-year safety follow-up after the final dose for each patient. This resulted in the need for an amendment to the trial protocol and a four-month delay prior to initiating the Phase 2 clinical trial in the United States. In addition to additional costs, significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates and may harm our business and results of operations.

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

Since inception, we have incurred significant operating losses. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $37.7 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $316.6 million. To date, we have financed our operations primarily through public offerings of common stock and warrants, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of AGS-003 for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004;

•	support planned investigator-initiated clinical trials of AGS-003 and AGS-004;

•	initiate and conduct additional trials of AGS-003 and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility or enter into arrangements with a contract manufacturing organization for the commercial manufacture of products based on our Arcelis platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This development and commercialization will require us to be successful in a range of challenging activities, including successfully completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates, building out and equipping a commercial manufacturing facility or entering into arrangements with a contract manufacturing organization and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of AGS-003 for the treatment of mRCC, continue to support ongoing investigator-initiated clinical trials of AGS-003 and AGS-004, support planned investigator-initiated clinical trials of AGS-003 and AGS-004, initiate and conduct additional clinical trials of AGS-003 and AGS-004 for the treatment of cancers and HIV, seek regulatory approval for our product candidates and lease, build out and equip a commercial manufacturing facility or otherwise arrange for the commercial manufacture of our products. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs, our plans to lease, build out and equip a commercial manufacturing facility or our commercialization efforts and to take other actions to reduce our operating expenses.

As of September 30, 2016, we had cash and cash equivalents of $69.3 million and working capital of $47.3 million. Based on our current operating plan, we expect that our cash and cash equivalents as of September 30, 2016, together with the anticipated funding under our contract with the NIH, and the NIAID will enable us to fund our operating expenses through the second quarter of 2017. We expect that these funds will be sufficient to fund our operations until such time as there are a sufficient number of events to permit the primary analysis and assessment of overall survival in the ADAPT trial and to fund our share of the expected costs related to preparations for commercial manufacturing. We expect that these funds will not, however, be sufficient to enable us to complete required activities in preparation for the submission of a BLA to the FDA for AGS-003, to commercially launch AGS-003 or to complete the build-out and equipping of a commercial manufacturing facility without entering into financing arrangements related to the facility. These expectations are based on our current operating plan under which we implemented measures to reduce our operating expenses, including, among other measures, reductions in spending for activities in preparation for submission of a BLA and a workforce reduction action plan designed to streamline operations and reduce our operating expenses. We intend to seek to enter into collaborations for the development, marketing and distribution of AGS-003 outside North America and of our non-oncology product candidates, including AGS-004. If we are unable to enter into any such collaborations, we may be required to implement additional measures to materially reduce our operating expenses, which could adversely affect our business and operations. It is also possible that our available funds will not enable us to reach a sufficient number of events to permit the primary analysis and assessment of overall survival in the ADAPT trial because the actual costs and timing of clinical trials are difficult to predict and are subject to substantial risks and delays.

We will also need to obtain significant financing to lease, build out and equip a commercial manufacturing facility. We continue to explore financing arrangements in connection with the Centerpoint facility. We are also exploring other alternatives for the commercial supply of our products. These alternatives include both internal manufacturing solutions as well as potential contractual arrangements with contract manufacturing organizations. We expect that we will enter into arrangements for the commercial manufacture of our products during the fourth quarter of 2016. Under either the Centerpoint option or one of the alternatives, we expect that it will take approximately nine to 12 months to complete the build-out and equipping of a commercial manufacturing facility and that such arrangements would likely involve material obligations. However, other than with respect to our lease with TKC for Centerpoint, we have not entered into any binding arrangement with any party with respect to the lease, build-out and equipping of a manufacturing facility or other arrangements for commercial manufacturing. If we are unable to enter into such arrangements on the terms we anticipate, on a timely basis or at all, we may not be able to complete the planned leasing, build-out and equipping of a commercial facility or otherwise arrange for the commercial manufacture of our products, or may be delayed in doing so, which in either case would delay the commercialization of AGS-003.

Our future capital requirements will depend on many factors, including:

•	the progress and results of our ADAPT trial and the ongoing and planned investigator-initiated clinical trials of AGS-003 that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of AGS-003 and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our lease, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $6.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	our ability to refinance our existing venture loan facility with the Lenders;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute AGS-003 outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. As of September 30, 2016, we have not completed a formal study to determine whether there are 382 limitations that apply. However, we believe that, by engaging in the financing transactions in which we have engaged, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

Risk Related to the Commercialization of our Product Candidates

We have no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We have not yet demonstrated an ability to successfully complete a pivotal clinical trial, compile an acceptable regulatory submission for product approval, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We have only limited commercial capabilities and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to market and sell AGS-003 in North America independently and to enter into collaborations or other arrangements with third parties for the distribution or marketing of AGS-003 in the rest of the world. We plan to enter into collaborations or other arrangements with third parties for the distribution or marketing of AGS-004 and any of our other product candidates should such candidates receive marketing approval.

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

We currently have manufacturing suites in our facility located at our corporate headquarters in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at this facility. In August 2014, we entered into a ten-year lease agreement with renewal options with the developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which we refer to as Centerpoint. We intended this facility to house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility has not been completed as we explore potential financing arrangements.

Under the lease agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us was $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we had paid $1.7 million as of October 31, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until February 16, 2016 to consummate the purchase of the property. We did not purchase the property by such date. As a result, we have no further right to purchase the property and remain subject to the lease under the Lease Agreement.

We continue to explore financing arrangements in connection with the Centerpoint facility. We are also exploring alternatives for the commercial supply of our products. These alternatives include both internal manufacturing solutions as well as potential contractual arrangements with contract manufacturing organizations. We expect that we will enter into arrangements for the commercial manufacture of our products during the fourth quarter of 2016. Under either the Centerpoint option or one of the alternatives, we expect that it will take approximately nine to 12 months to complete the build-out and equipping of a commercial manufacturing facility and that such arrangements would likely involve material obligations. However, other than with respect to our lease with TKC for Centerpoint, we have not entered into any binding arrangement with any party with respect to the lease, build-out and equipping of a manufacturing facility or alternative arrangements for commercial manufacturing, and any potential arrangements have not been finalized and are subject to change. There can be no assurance that we will enter into arrangements on the terms previously available to us, on a timely basis or at all.

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

In order to meet our business plan, which contemplates manufacturing our product first using manual processes and later using automated processes for the commercial requirements of AGS-003 and any other Arcelis-based product candidates that might be approved, we plan to lease, build out and equip a commercial manufacturing facility or enter into arrangements with a commercial manufacturing organization and add manufacturing personnel, in advance of any regulatory submission for approval of AGS-003. The planned leasing, build-out and equipping of a commercial manufacturing facility or, alternatively, the build out and equipping of a leased commercial manufacturing facility, will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

If we are unable to successfully build out and equip a commercial manufacturing facility or enter into arrangements with a commercial manufacturing organization in compliance with regulatory requirements or hire and train additional necessary manufacturing personnel appropriately, our filing for regulatory approval of AGS-003 may be delayed or denied.

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

58

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

We currently have a single manufacturing facility and expect that the commercial manufacturing facility that we plan to build out and equip will be our only commercial manufacturing facility in North America. If our existing manufacturing facility or any new commercial manufacturing facility or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either our existing manufacturing facility or a new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

Our executive officers, directors and affiliates of our executive officers and directors beneficially own, in the aggregate, shares representing approximately 61.49% of our outstanding common stock as of November 7, 2016. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 39.60% of our outstanding common stock as of November 7, 2016. In addition, two members of our board of directors are affiliates of Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $1.61 and high of $13.97 during the period of February 7, 2014 through November 7, 2016. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: November 14, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1+

Form of Warrant Agreement by and among the Registrant and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 29, 2016 and incorporated herein by reference)

4.2+

Amendment No. 2 to Fifth Amended and Restated Registration Rights Agreement, dated July 14, 2016 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443) on August 15, 2016 and incorporated herein by reference)

10.2+#

Employment Agreement between the Registrant and Richard D. Katz, dated July 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 11, 2016 and incorporated herein by reference)

10.3+

Fifth Amendment to Lease Agreement and Third Amendment to Purchase and Sale Agreement, dated as of July 1, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443) on August 15, 2016 and incorporated herein by reference)

10.4*	Sixth Amendment to Lease Agreement and Fourth Amendment to Purchase and Sale Agreement, dated as of September 30, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Previously filed.
#	Management contract or compensatory plan arrangement.

