Form 10-K
period 2016-12-31
ARGOS THERAPEUTICS INC
filed 2017-03-16
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $90.0 million based upon the closing price for shares of the registrant’s common stock of $6.13 as reported by the NASDAQ Global Market on that date.

As of March 9, 2017, there were 41,355,486 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

ARGOS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the progress and timing of our development and commercialization activities;

•	our determination as to the next steps for the rocapuldencel-T program, following our analysis of the preliminary trial data set for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of metastatic renal cell carcinoma, or mRCC, and our discussions with the U.S. Food and Drug Administration regarding the ADAPT trial;

•

the timing and conduct of our planned investigator-initiated Phase 2 clinical trials of rocapuldencel-T, including the timing of the initiation, enrollment and completion of the trials and the availability of data from the trials;

•	the timing and conduct of the ongoing investigator-initiated Phase 2 clinical trial of AGS-004 for HIV eradication and the planned investigator-initiated Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients, including the timing of the initiation, enrollment and the completion of the trials and the availability of data from the trials;

•	our ability to obtain U.S. and foreign marketing approval for rocapuldencel-T for the treatment of mRCC and for AGS-004 for the treatment of HIV, and the ability of these product candidates to meet existing or future regulatory standards;

•	the potential benefits of our Arcelis precision immunotherapy technology platform and our Arcelis-based product candidates;

•	our ability to build out and equip a North American commercial manufacturing facility and supply on a commercial scale our Arcelis-based products;

•	our intellectual property position and strategy;

•	our expectations related to the sufficiency of our cash, cash equivalents and short-term investments;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidates;

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

PART I

Item 1. Business

We are an immuno-oncology company focused on the development and commercialization of individualized immunotherapies for the treatment of cancer based on our proprietary precision immunotherapy technology platform called Arcelis.

Our most advanced product candidate is rocapuldencel-T (formerly referred to as AGS-003), which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the trial in July 2015. In February 2017, the independent data monitoring committee, or IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. We have continued to conduct the ADAPT trial while we conduct our ongoing data review and plan to have discussions with the FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions. We are also currently supporting an investigator-initiated Phase 2 trial in patients with early stage RCC. Depending upon the results of our ongoing analysis of the data from the ADAPT trial and discussions with the FDA, and subject to our obtaining financing,we plan to support an investigator-initiated Phase 2 trial in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, which is being funded by the NIH and NIAID, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from our ongoing trial in adult HIV patients are favorable.

Our Arcelis Platform

Our proprietary Arcelis precision immunotherapy technology platform utilizes biological components from a patient’s own cancer cells or virus to generate individualized immunotherapies. These immunotherapies employ specialized white blood cells called dendritic cells to activate an immune response specific to the patient’s own disease. Arcelis is based on the work of Dr. Ralph Steinman, winner of the 2011 Nobel Prize in medicine for the discovery of the role of dendritic cells in the immune system. We believe that our Arcelis-based immunotherapies may be applicable to a wide range of cancers and infectious diseases and have the following attributes that we consider critical to a successful immunotherapy:

•	target a patient’s disease-specific antigens, including mutated antigens, or neoantigens, to elicit a potent immune response that is specific to the patient’s own disease;

•	overcome the immune suppression that exists in cancer and infectious disease patients;

•	induce memory T-cells, a specialized type of immune cell that is known to correlate with improved clinical outcomes for cancer and HIV patients;

•	have minimal toxicity; and

•	can be produced using a centralized manufacturing process.

Despite our recent setback, we continue to believe that our immunotherapies combine the advantages of other approaches to immunotherapy, including approaches to facilitate antigen recognition and approaches to overcome immune suppression such as checkpoint inhibition, while addressing limitations that these approaches present.

Our Development Programs

The following table summarizes our development programs for rocapuldencel-T and AGS-004.

Product Candidate	Primary Indication	Status
Rocapuldencel-T	mRCC	•

Ongoing ADAPT trial; enrollment completed in July 2015; IDMC recommended study discontinuation; data analysis ongoing with plans to meet with the FDA and determine the next steps for the rocapuldencel-T program

•

Planned Phase 2 clinical trial, in combination with a checkpoint inhibitor, expected to open for enrollment in the first half of 2017 subject to the ongoing analysis of data from the ADAPT trial and discussions with the FDA, as well as obtaining financing necessary to support such trial

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated Phase 2 clinical trial; preliminary data expected in the second half of 2017

	Advanced solid tumors	•

Planned investigator-initiated Phase 2 clinical trial in muscle invasive bladder cancer, expected to open for enrollment in the first half of 2017 subject to the ongoing analysis of data from the ADAPT trial and discussions with the FDA, as well as obtaining financing necessary to support such trial

AGS-004	HIV	•	Ongoing second stage of investigator-initiated clinical trial in combination with vorinostat for HIV eradication

		•	Planned investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients expected in 2017 provided that results from ongoing trial in adult HIV patients are favorable

We hold all commercial rights to rocapuldencel-T and AGS-004 in all geographies other than rights to rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard International S.A., or Pharmstandard, rights to rocapuldencel-T for the treatment of mRCC in South Korea, which we exclusively licensed to Green Cross Corp., or Green Cross, and rights to rocapuldencel-T in China, Hong Kong, Taiwan and Macau, which we exclusively licensed to Lummy (Hong Kong) Co. Ltd., or Lummy HK. We have granted to MEDcell Co., Ltd., a wholly-owned subsidiary of Medinet Co. Ltd., hereinafter referred to together as “Medinet,” an exclusive license to manufacture rocapuldencel-T for the treatment of mRCC in Japan.

Rocapuldencel-T

We are developing rocapuldencel-T for the treatment of mRCC and other cancers. We are conducting the ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We dosed the first patient in the ADAPT trial in May 2013. In July 2015 we completed enrollment in the ADAPT trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the ADAPT trial protocol, these patients were randomized between the rocapuldencel-T plus sunitinib / targeted therapy combination arm and sunitinib / targeted therapy alone control arm on a two-to-one basis. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. We have continued to conduct the ADAPT trial while we conduct our ongoing data review and plan to have discussions with the FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions.

In addition to the ADAPT trial, we are currently supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate treatment with rocapuldencel-T in patients with early stage RCC prior to nephrectomy. This trial was opened for enrollment in late 2014 and five patients were enrolled as of March 16, 2017. We expect that a total of 10 patients will be enrolled in this trial. This trial provides the opportunity to observe the impact of rocapuldencel-T on the immune response in both the peripheral blood and in the primary tumor that is removed after rocapuldencel-T treatment, the latter as evidenced by the presence of tumor infiltrating lymphocytes in the tumor. Additionally, we have developed a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with metastatic renal cell carcinoma, but have not yet initiated this trial pending analysis of the data from the ADAPT trial and discussions with the FDA and subject to our obtaining financing.

Beyond renal cell carcinoma, we plan to support an additional investigator-initiated Phase 2 clinical trial of rocapuldencel-T in muscle invasive bladder cancer depending upon the results of our ongoing analysis of the data from the ADAPT trial and discussions with the FDA and subject to our obtaining financing. The trial would have two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of rocapuldencel-T. In the treatment phase, rocapuldencel-T will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy. Booster doses of rocapuldencel-T will continue after tumor resection. As with the neoadjuvant renal cancer trial, we have the unique opportunity to observe any meaningful impact of rocapuldencel-T on the immune response in the peripheral blood and immune responses infiltrating the primary tumor.

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

We are supporting an investigator-initiated clinical trial of AGS-004 in up to 12 adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for the eradication of HIV at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial has been completed and was designed to study immune response kinetics to AGS-004 in patients on continuous ART. These data were used to better define the optimal dosing strategy in combination with a latency reversing therapy in the ongoing Stage 2. We expect that some patients in Stage 1 will rollover into Stage 2, which is studying AGS-004 in combination with one of the latency reversing drugs. The patient clinical costs for the first stage of this trial were funded by Collaboratory of AIDS Researchers for Eradication, or CARE. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial.

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, if initial data from Stage 2 of the ongoing adult eradication study are favorable, we expect to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing. Assuming the supportive data and the necessary approvals are obtained, we expect to come to a determination as to whether to conduct this trial in 2017.

Strategy

Our goal is to become a leading biopharmaceutical company focused on discovering, developing and commercializing individualized immunotherapies for the treatment of a wide range of cancers. Key elements of our strategy are:

•

complete clinical development and seek marketing approval of rocapuldencel-T for the treatment of mRCC, subject to our ongoing analysis of the preliminary ADAPT trial data set and our discussions with the FDA, and our obtaining financing;

•	expand clinical development of rocapuldencel-T in other cancers, including early stage RCC and advanced solid tumors;

•	commercialize rocapuldencel-T in North America independently and with third parties outside North America;

•	lease, build out and equip a facility or otherwise arrange for the commercial manufacture of our products based on our Arcelis platform;

•	continue clinical development of AGS-004 for the treatment of HIV, potentially through government funding or other third party funding, and collaborate with third parties for commercialization on a worldwide basis; and

•	pursue expansion of our broad intellectual property protection for our Arcelis precision immunotherapy technology platform, product candidates and proprietary manufacturing processes through U.S. and international patent filings and maintenance of trade secret confidentiality.

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

Immunotherapy is intended to stimulate and enhance the body’s natural mechanism for recognizing and killing cancer cells and virus-infected cells. Current immunotherapeutic approaches to treat cancer can generally be separated into two different mechanisms of action: approaches to facilitate antigen recognition and approaches to overcome immune suppression.

Approaches to Facilitate Antigen Recognition

Cancer immunotherapies that use an antigen-based approach are designed to stimulate an immune response against one or more tumor-associated antigens. In most cases, the tumor-associated antigens that are being targeted are non-mutated, or normal, antigens, which are usually well tolerated by the immune system. In the context of cancer, these normal antigens are either produced at abnormally high levels or predominantly in tumor cells, or both. The goal of antigen-based immunotherapies is to activate the patient’s own immune system to seek out and kill the cancer cells that carry the targeted antigen. Sanpower Group’s Provenge (sipuleucel-T) for metastatic castrate-resistant prostate cancer is the only antigen-based immunotherapy that has been approved by the FDA. Because these immunotherapies are designed to target specific antigens, they are less likely to have toxicity than traditional cancer therapies. However, antigen-based immunotherapies based on shared or commonly overexpressed antigens may have limited efficacy because they are only able to target one or a limited number of antigens, which may or may not be present in the patient’s cancer cells, and do not capture mutated antigens specific to that patient’s tumor that can drive tumor growth.

Approaches to Overcome Immune Suppression

Immunotherapies that rely on approaches to overcome immune suppression are designed to overcome immunosuppression in patients by blocking signaling pathways that prevent T-cell activation and function. The class of monoclonal antibody-based immunotherapies known as checkpoint inhibitors are being developed on the basis of this approach. For example, Bristol-Myers Squibb’s first FDA-approved immunotherapy Yervoy (ipilimumab), a treatment for patients with unresectable or metastatic melanoma, is designed to act by blocking the function of a protein expressed in activated T-cells called CTLA4, which acts as a T-cell “off” switch. By blocking the function of CTLA4, the patient’s T-cells can become activated, resulting in an immune response against tumors. Another pathway that immunotherapies are being developed to address is the PD-1/PD-L1 pathway. In this pathway, activated T-cells expressing the protein PD-1 are disabled when binding occurs between PD-1 and its ligand, PD-L1, which is expressed on tumor cells. Approved anti-PD-1/PDL-1 pathway checkpoint inhibitors and those being developed are designed to interrupt this pathway by binding to the PD-1 protein or the PD-L1 ligand to prevent them from binding with each other. Two anti-PD-1/PDL-1 pathway checkpoint inhibitors, Bristol-Myers Squibb’s nivolumab (Opdivo) and Merck’s pembrolizumab (Keytruda), are FDA approved for patients with several types of cancers, including, in the case of nivolumab, second line therapy of patients with mRCC. However, not all patients respond to anti-PD-1/PDL-1 checkpoint inhibitors, and, in most cases, patients whose tumors predominantly express PD-L1 are most likely to respond. Immunotherapies that use checkpoint inhibition have demonstrated the ability to effectively overcome immunosuppression and enable T-cells to function against tumor cells and potentially virus-infected cells. However, these therapies are administered systemically to enable T-cells to function and are not designed to target tumor-specific differences, such as the unique mutations of an individual’s tumor. This lack of specificity can negatively impact healthy tissue and cause significant side effects.

Designing Immunotherapies Using Our Arcelis Platform

We believe that our proprietary Arcelis precision immunotherapy technology platform enables us to produce individualized immunotherapies that can combine the advantages of these approaches to immunotherapy while addressing the limitations and disadvantages of these approaches. We have designed our Arcelis platform to create product candidates which have attributes that we believe are critical to a successful immunotherapy:

•	Target disease-specific antigens, including mutated antigens. The immunotherapy should target antigens, including unique mutated antigens, associated with the patient’s disease. We believe that immunotherapies that target only non-mutated, or commonly shared, tumor-associated antigens will be limited in terms of efficacy as non-mutated antigens are generally poor at stimulating immune responses. Our Arcelis precision immunotherapy technology platform uses messenger RNA, or mRNA, from the patient’s own cancer or virus to yield an individualized immunotherapy that contains the patient’s disease-specific antigens, including mutated antigens, and is designed to elicit a potent immune response specific to the patient’s own disease.

•	Overcome disease-induced immune suppression. The immunotherapy must be able to generate an effective immune response in patients whose immune systems are compromised by their disease. Both tumors and HIV are known to impair the functionality of CD4+ T helper cells, which aid their escape from CD8+ T-cell attack. Our Arcelis-based immunotherapies do not require fully functioning CD4+ helper T-cells to mount an immune response with effective anti-tumor or anti- viral activity as we add the protein known as CD40 ligand, or CD40L, to provide the signaling that the CD4+ helper T-cells would otherwise provide.

•	Induce memory T-cells. The immunotherapy should be able to induce specific T-cells, such as CD8+CD28+ memory T-cells, which are known to correlate with improved clinical outcomes for cancer and HIV patients. These memory T-cells are long lived and necessary for a durable immune response. Our Arcelis process produces dendritic cells that secrete IL-12, which is necessary to induce and expand patient-specific CD8+CD28+ memory T-cells. These memory T-cells are able to seek out and kill cancer or virus-infected cells that express the antigens identical to those displayed on the surface of the dendritic cells.

•	Have minimal toxicity. The immunotherapy should have minimal toxicity, which would potentially enable it to be combined with other therapies for cancer and infectious diseases. The mechanism of action of Arcelis-based products induces patient- and disease-specific memory T-cells. The antigen source and the dendritic cells that are both used for the therapy are both derived from the individual patient. This target customization and specificity is less likely to impact healthy tissue and cause toxicity. Our Arcelis-based product candidates have been well tolerated in clinical trials in more than 375 patients with no serious adverse events attributed to our immunotherapies.

Our Arcelis precision immunotherapy technology platform is focused on dendritic cells which present antigens to the attention of the human immune system, including, in particular, T-cells, and are critical to the immune system’s recognition of proteins derived from cancer cells or virus-infected cells. Dendritic cells are capable of internalizing cancer or virus protein antigens and displaying fragments of these protein antigens on their surface as small peptides. The dendritic cells then present these peptide antigens to T-cells. This allows the T-cells to bind to these peptide antigens and, in the case of cancer, target and kill cancer cells expressing these antigens and, in the case of infectious disease, target and kill virus-infected cells to control the spread of infectious virus.

The following graphic illustrates the processes comprising our Arcelis precision immunotherapy platform:

ARCELIS: PATENTED HIGH-YIELD PROCESS

CELL COLLECTION
VIA LEUKAPHERESIS
INTRADERMAL
INJECTION
Arcelis™
ACTIVATING NEO-IMMUNITY
• Tumor tissue to amplified mRNA
• Monocytes to immature dendritic cells
• Electroporation of tumor mRNA and mRNA for CD-40 ligand into dendritic cells
• Sequential cytokine exposure
FORMULATE
mRNA-loaded mature DCs then
combined with patient's plasma
TUMOR
COLLECTION

Mature, mRNA-primed dendritic cells that are resistant to immune-suppression by the tumor

Single production run typically yields 3+ years of dosing

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

At the manufacturing facility. The tumor cells or the blood sample and the leukapheresis product are shipped to the manufacturing facility following collection at the clinical site. After receipt of these components at the facility, we take the following steps:

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

Patient treatment. Upon injection into the skin of the patient, the mature, loaded dendritic cells are intended to migrate to the lymph nodes near the site of the injection. It is at these lymph nodes that the dendritic cells come into contact with T-cells. This interaction with the loaded dendritic cells is intended to cause a measurable increase in patient- and disease-specific memory T-cells.

We believe that our Arcelis precision immunotherapy technology platform allows us to create individualized immunotherapies that may be capable of treating a wide range of cancers and infectious diseases using a centralized manufacturing process. Specifically, our Arcelis platform typically allows us to:

•	produce several years of customized therapy on average for a patient from a small disease sample and a single leukapheresis from that patient;

•	produce additional years of therapy for a patient at a later date with an additional leukapheresis enabling the collection of additional monocytes, but without requiring an additional disease sample from the patient;

•	use a single manufacturing facility for North America, which is possible because our Arcelis process can utilize monocytes obtained through leukapheresis within four days of the procedure, and doses of our immunotherapies can be shipped frozen in a cryoshipper that can maintain the target temperature for at least ten days;

•	cryopreserve the multiple doses generated from the single manufacturing process for each patient in a direct injectable formulation that allows the doses to remain stable and usable for up to five years; and

•	produce immunotherapies that can be administered by intradermal injection in an outpatient procedure.

Rocapuldencel-T for the Treatment of Metastatic Renal Cell Carcinoma and Other Cancers

We are developing rocapuldencel-T for use in combination with sunitinib and other therapies for the treatment of mRCC. Sunitinib is an oral small molecule drug sold under the trade name Sutent and is the current standard of care for initial treatment, or first-line treatment, of mRCC following diagnosis. In April 2012, the FDA notified us that we have obtained fast track designation for rocapuldencel-T for the treatment of mRCC.

We are conducting the ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy compared to sunitinib / targeted therapy monotherapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In July 2015 we completed enrollment in the ADAPT trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. We have continued to conduct the ADAPT trial while we conduct our ongoing data review and have discussions with FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions.

We are supporting investigator initiated Phase 2 clinical trials designed to evaluate treatment with rocapuldencel-T in patients with early stage RCC prior to nephrectomy and plan to support investigator initiated Phase 2 clinical trials of rocapuldencel-T in mRCC and muscle invasive bladder cancer, depending upon the results of our ongoing analysis of the data from the ADAPT trial and discussions with the FDA, and subject to our obtaining financing.

Renal Cell Carcinoma

RCC is the most common type of kidney cancer. The American Cancer Society, or ACS estimates that there were approximately 63,000 new cases of kidney cancer and approximately 14,000 deaths from this disease in the United States in 2016. The National Comprehensive Cancer Network, or NCCN estimates that 90% of kidney cancer cases are RCC. For patients with RCC that had metastasized by the time RCC was first diagnosed, a condition referred to as newly diagnosed mRCC, the five-year survival rate has historically been approximately 12%.

ACS statistics indicate that approximately 25% of newly diagnosed RCC patients present with mRCC in the United States. Additional patients who were initially diagnosed with earlier stage RCC may also progress to mRCC as these patients suffer relapses. The NCCN estimates between 20% to 30% of patients with early stage RCC will relapse within three years of surgical excision of the primary tumor. Although the National Cancer Institute, or NCI, does not provide prevalence of RCC by stage, based on the NCCN’s three-year relapse rate, we estimate that there may be up to an additional 10,000 to 15,000 cases of mRCC identified annually in the United States. Combining newly diagnosed mRCC patients with patients who relapse, we estimate that there may be between 20,000 to 25,000 new cases of mRCC in the United States each year. We estimate, based on publicly available information, including 2013 quarterly and annual reports of companies that market other therapies approved for mRCC, that the current worldwide mRCC market for these other therapies exceeds $2 billion.

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

mRCC Patient Classification

Upon diagnosis, the prognosis for patients with mRCC is classified into three overall disease risk profiles — favorable, intermediate and poor — using objective prognostic risk factors. These risk factors were originally developed by researchers at Memorial Sloane Kettering Cancer Center and subsequently revised by Dr. Daniel Heng from the University of Calgary’s Baker Cancer Center and contributors from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium, based on clinical data from patients treated with sunitinib and other therapies. These risk factors, which we refer to as the Heng risk factors, have been correlated to adverse overall survival in mRCC and include:

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

Patients exhibiting zero risk factors at the time of treatment are included in the favorable risk group; patients exhibiting one or two risk factors are included in the intermediate risk group; and patients exhibiting three or more risk factors are included in the poor risk group. Even when treated with standard of care therapies such as sunitinib, patients in the intermediate risk group have an expected survival of less than two years, and patients in the poor risk group have an expected survival of less than one year. In January 2013, Dr. Heng published in Lancet Oncology the following data from the Consortium database regarding overall survival of mRCC patients in these three risk groups treated with sunitinib and other therapies:

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

Historically, mRCC has been treated with non-specific, cytokine-based immunotherapies such as interferon a and IL-2, which have demonstrated a clinical benefit in a small percentage of mRCC patients. However, these therapies lack specificity and have been demonstrated to have severe toxicities, which can lead to cardiopulmonary, neuropsychiatric, dermatologic, renal, hepatic and hematologic side effects and limits their use. For example, although high-dose IL-2 is the only therapy to have demonstrated durable complete mRCC remissions, its toxicity restricts its use to a small minority of patients and for a short duration.

Several targeted therapies, such as Sutent (sunitinib), Votrient (pazopanib), Torisel (temsirolimus), Nexavar (sorafenib), Avastin (bevacizumab) plus interferon- a, Afinitor (everolimus), Inlyta (axitinib), Opdivo (nivolumab) and Cabometyx (cabozantinib) are approved for the treatment of mRCC. While most of these targeted therapies have been evaluated in first-line treatment of mRCC, Sutent demonstrated a higher rate of progression free survival and overall survival in its pivotal Phase 3 clinical trial than that shown by the other targeted therapies in their pivotal Phase 3 clinical trials. According to an independent market research survey conducted during the second half of 2014 of 87 US-based medical oncologists and new prescription data (IMS), Sutent was the first-line drug of choice for approximately half of newly treated advanced RCC patients. In addition, the data showed that the use of Votrient was increasing as initial therapy for advanced RCC.

Although most of these targeted therapies have demonstrated prolonged progression free survival as compared to interferon- a, they are rarely associated with durable remissions or enhanced long-term survival, particularly in patients who are classified as intermediate or poor risk at the time of treatment. In addition, each of these targeted therapies has shortcomings that limit their use in the treatment of mRCC, including significant toxicities, such as neutropenia and other hematologic toxicities, fatigue, diarrhea, hand-foot syndrome, hypertension and other cardiovascular effects. The overlapping and combined toxicities of the targeted therapies have prevented their use in combination therapies. For instance, researchers conducting a Phase 1 clinical trial of the combination of sunitinib and temsirolimus discontinued the trial due to toxicities. We believe that the inability to date to combine these therapies without additive toxicity and the absence of durable remissions and prolonged survival in patients with intermediate and poor risk disease indicates there is an unmet need for novel therapeutic approaches for mRCC that can improve efficacy without adding any appreciable toxicity. We determined to conduct the ADAPT trial based on our earlier belief that the combination of rocapuldencel-T with sunitinib or other therapies had the potential to address this unmet need.

Development Status

We are conducting our pivotal Phase 3 ADAPT trial of rocapuldencel-T. We have previously conducted three clinical trials of rocapuldencel-T and its predecessor product, including a Phase 2 trial and two Phase 1 trials. To date, we have administered rocapuldencel-T to over 300 patients in these trials. We submitted to the FDA an investigational new drug application, or IND, for rocapuldencel-T in March 2003.

Pivotal Phase 3 ADAPT Trial of rocapuldencel-T. We are conducting the pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T plus sunitinib/ targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We dosed the first patient in May 2013 and completed enrollment of the trial in July 2015.

The ADAPT trial is a randomized, multicenter, open label trial of rocapuldencel-T in combination with sunitinib / targeted therapy compared to sunitinib / another therapy monotherapy. We enrolled 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the ADAPT trial protocol, these patients were randomized between the rocapuldencel-T plus sunitinib / targeted therapy combination arm and the sunitinib / targeted monotherapy control arm on a two-to-one basis. The primary endpoint of the ADAPT trial is overall survival. Secondary endpoints include progression free survival, overall response rate and safety. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. We have continued to conduct the ADAPT trial while we conduct our ongoing data review and have discussions with FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions. .

Our design for the ADAPT trial required enrollment of adult patients who have been newly diagnosed with mRCC with primary tumor intact and metastatic disease following nephrectomy, who have predominantly clear cell RCC based upon the tumor collected at nephrectomy, and who have not received any prior therapies for RCC. Participating patients were required to be suitable candidates for sunitinib therapy and have either poor risk or intermediate risk disease at presentation, with the less than one year to treatment risk factor and not more than four Heng risk factors in total. As part of the ADAPT trial design, the two arms of the trial weree balanced based upon known prognostic risk factors. Patients were stratified by number of risk factors (1, 2, 3 or 4) as well as whether they had measurable versus non-measurable metastatic disease following nephrectomy. The patient population in the ADAPT trial is generally comparable to the patient population treated in our Phase 2 combination therapy clinical trial. Approximately 77% of the patients enrolled in the ADAPT trial are intermediate risk patients (1-2 risk factors) and 23% are poor risk (3-4 risk factors).

Under the ADAPT trial protocol, patients in the rocapuldencel-T plus sunitinib/ targeted therapy arm are dosed with rocapuldencel-T once every three weeks for five doses, followed by a booster dose every three months. In accordance with its label, sunitinib dosing is administered in six-week cycles, consisting of four weeks on drug and two weeks on drug holiday. Rocapuldencel-T dosing is initiated at the end of the initial six-week sunitinib cycle. The first dose of rocapuldencel-T is administered prior to the start of sunitinib dosing in the second sunitinib cycle. This dosing regimen is identical to the dosing regimen used in our Phase 2 combination therapy clinical trial of rocapuldencel-T and sunitinib, except that the start of the sixth dose is scheduled for week 24 to better provide patients the opportunity to receive a total of eight doses across 48 weeks. Patients in the sunitinib monotherapy control arm receive sunitinib on the same dosing schedule as patients receive sunitinib in the rocapuldencel-T-sunitinib combination arm.

Under the ADAPT trial protocol, rocapuldencel-T is administered for at least 48 weeks so that patients receive at least eight doses of rocapuldencel-T. Dosing will cease prior to 48 weeks if two events of disease progression or unacceptable toxicity occur or upon the joint decision of the patient and the investigator. If after 48 weeks of dosing of rocapuldencel-T a patient has stable disease or is responding to treatment, dosing will continue once every three months until disease progression. If an investigator determines to discontinue sunitinib, either due to disease progression or toxicity, the investigator can, at any time during the ADAPT trial after the first six-week cycle of sunitinib, initiate second-line therapy with one of the other approved therapies, including pazopanib, axitinib, everolimus or temsirolimus. In the event of discontinuation of sunitinib for patients in the combination therapy arm, such patients would continue with rocapuldencel-T dosing in combination with the second-line therapy. In our Phase 2 combination therapy clinical trial, dosing ceased upon the first event of disease progression and second-line therapy was not permitted.

A graphic of the trial design is shown below.

Other Development Activities.  We believe that rocapuldencel-T may be capable of treating a wide range of cancers and we are evaluating or plan to evaluate rocapuldencel-T in clinical trials in additional cancer indications. Development of rocapuldencel-T in these other indications will in part depend upon our ongoing review of the ADAPT study data and discussions with the FDA, and subject to us obtaining the financing necessary to support such trials.

•

We are supporting an investigator-initiated Phase 2 clinical trial designed to evaluate treatment with rocapuldencel-T in patients with early stage RCC prior to nephrectomy. This trial was opened for enrollment of patients in late 2014. Five patients have been enrolled in the trial as of March 16, 2017, with a total enrollment targeted for 10 patients. We expect that preliminary data for this study will be available in the second half of 2017.

•

We plan to support an investigator-initiated Phase 2 clinical trial of rocapuldencel-T in muscle invasive bladder cancer that was opened in the fourth quarter of 2016 subject to ongoing analysis of the data from the ADAPT trial and discussions with the FDA, as well as us obtaining financing necessary to support such trial.

•

We also plan to conduct a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC, which we expect to open for enrollment in the first half of 2017 subject to the ongoing analysis of the data from the ADAPT trial and discussions with the FDA, as well as us obtaining financing necessary to support such trial.

Phase 2 Combination Therapy Clinical Trial. From July 2008 to October 2009, we enrolled 21 newly diagnosed mRCC patients in a single arm, multicenter, open label Phase 2 clinical trial of rocapuldencel-T in combination with sunitinib. We conducted this clinical trial at nine clinical sites in the United States and Canada. Our design for the trial required adult patients with previously untreated mRCC, no prior nephrectomy or at least one accessible lesion for biopsy, a histologically confirmed predominantly clear cell tumor, and suitability for sunitinib therapy. The primary endpoint of the trial was complete response rate. Secondary endpoints included progression free survival, overall survival, safety, clinical benefit rate and immune response.

Patients in the trial generally received one initial six-week cycle of sunitinib, consisting of four weeks on drug and two weeks on drug holiday, prior to initiating the combined treatment with rocapuldencel-T. Patients then received a dose of rocapuldencel-T every three weeks for a total of five doses, while also continuing three additional six-week cycles of sunitinib. This 24-week induction phase was followed by a booster phase during which patients received a dose of rocapuldencel-T once every three months and continued to receive sunitinib in six-week cycles until disease progression.

The following table summarizes certain key data from the 11 intermediate risk and 10 poor risk patients enrolled in the Phase 2 combination therapy clinical trial.

Outcome	(N=21)
Median OS (1)	30.2 months
Median PFS (2)	11.2 months
Complete response (3)	0 patients
Partial response (4)	9 patients
Stable disease (5)	4 patients
Immune response	CD8+ CD28+ memory T-cells correlated with OS, PFS and reduced metastatic tumor burden; IL-2 and interferon- g (IFN- g ) recovery

_________________

(1)	Overall survival, or OS, is the length of time from the initiation of treatment to the patient’s death.
(2)	Progression free survival, or PFS, is the length of time from treatment initiation to the worsening of the patient’s disease or the patient’s death.
(3)	Complete response is the disappearance of all measurable target lesions and non-target lesions.
(4)	Partial response is the overall tumor regression based on a decrease of at least 30% in the overall amount of measurable tumor mass in the body and improvement or no change in non-target lesions.
(5)	Stable disease is neither sufficient decrease in tumor size to qualify as a partial response nor sufficient increase in tumor size to qualify as disease progression.

Particular observations from these data and the trial, which have informed our further clinical development of rocapuldencel-T, include:

Efficacy Analysis

•	Seven patients survived for more than 4.5 years following enrollment in this trial. Two of these patients remained alive as of December 31, 2016 and both have had a sustained clinical response spanning nearly eight years and remain on rocapuldencel-T in combination with continued targeted therapy.

•	Five poor risk patients did not receive five doses of rocapuldencel-T due to early disease progression. Median overall survival in the 16 patients who received at least five doses of rocapuldencel-T was 36.0 months.

•	Median overall survival in the 11 intermediate risk patients was 61.9 months. Median overall survival in the 10 poor risk patients was 9.1 months.

•	The following graphic shows data and follow-up as of December 31, 2015, the number of months that each patient in the Phase 2 clinical trial survived from the time of enrollment in the trial.

•	Of the nine patients who exhibited a partial response, five patients exhibited partial responses during the 24-week induction phase, including two patients who exhibited partial responses prior to initiation of treatment with rocapuldencel-T. The other three patients exhibited partial responses after prolonged dosing with rocapuldencel-T during the booster phase. We do not believe that these late occurring partial responses have been observed in clinical trials of sunitinib alone. As a result, we believe that these late responses may relate to the immunologic effects of prolonged rocapuldencel-T dosing and rocapuldencel-T’s effect on CD8+ CD28+ memory T-cells.

•	We observed a statistically significant correlation between increased progression free survival and prolonged survival (p<0.001). Statistical significance is determined by methods that establish the p-value of the results. Typically, results are considered statistically significant if they have a p-value of 0.05 or less, meaning that there is less than a one-in-20 likelihood that the observed results occurred by chance.

Immune Response Analysis

•	In the 14 patients in the trial who received at least five doses of rocapuldencel-T and could be evaluated for memory T-cell response, we observed a statistically significant correlation between the increase in the number of CD8+ CD28+ memory T-cells over the initial five doses of rocapuldencel-T and survival (p<0.002), progression free survival (p<0.031) and reduced metastatic tumor burden (p<0.045). The following graphics show, for each of these 14 patients, the increase in their tumor-specific memory T-cells that they exhibited as measured immediately prior to their first dose of rocapuldencel-T and immediately following the patient’s fifth dose of rocapuldencel-T, or the absence of such increase, as compared to such patient’s survival.

Phase 2 Combination Therapy Clinical Trial of rocapuldencel-T:

Correlation of Immune Response and Overall Survival

•	Rocapuldencel-T was found to have positive impact on immune cell function and restoration of cellular immunity in a majority of patients, including an increase in levels of IL-2 and IFN- g.

Safety

•	The adverse events in this trial associated with rocapuldencel-T were generally only mild injection site reactions, while the toxicities associated with sunitinib were consistent with those expected from treatment with sunitinib alone.

The original design for the Phase 2 clinical trial called for the recruitment of 50 patients to generate 38 fully evaluable patients. However, in October 2009, we terminated enrollment in this trial early due to a lack of funding. As a result, only 21 patients were enrolled and received at least one dose of rocapuldencel-T. In addition, the trial was originally designed to enroll patients with favorable and intermediate risk disease profiles. Instead, the actual population enrolled consisted entirely of patients with intermediate or poor risk disease profiles who had the less than one year to treatment risk factor. Because the patient population had poorer prognoses when they entered the trial than we expected and we did not have a sufficient number of evaluable patients, we did not perform the statistical analysis to determine whether the primary endpoint of complete response rate was achieved. As a result, if we submit a biologics license application, or BLA to the FDA for rocapuldencel-T, we expect the data from this trial to be considered by the FDA for the purpose of evaluating the safety and feasibility of rocapuldencel-T, but that it will only have a limited impact on the FDA’s ultimate assessment of the efficacy of rocapuldencel-T.

Based on our experience with the Phase 2 clinical trial, we concluded that the secondary endpoints in the trial, progression free survival and overall survival, along with immune response, were the appropriate endpoints to consider for measuring the efficacy of rocapuldencel-T in combination with sunitinib in patients with mRCC in our pivotal Phase 3 clinical trial.

Rocapuldencel-T Phase 2 Combination Therapy Clinical Trial, as Compared to Independent Third Party mRCC Data. At ASCO in June 2013, Dr. Heng presented data from the Consortium database regarding overall survival and progression free survival for intermediate and poor risk patients treated with sunitinib and other targeted therapies, including data with respect to 1,189 intermediate and poor risk patients with the less than one year to treatment risk factor.

Using the overall survival data from the Consortium database presented in June 2013 and published in April 2014, a summary comparison of this data with our Phase 2 clinical trial of rocapuldencel-T in combination with sunitinib is set forth in the graphic below. This graphic compares the median overall survival data from the Consortium intermediate and poor risk patients with the less than one year to treatment risk factor with the median overall survival data from the 21 patients in our Phase 2 clinical trial of rocapuldencel-T in combination with sunitinib, all of whom had the less than one year to treatment risk factor. A majority of the Consortium patients and the patients in our Phase 2 clinical trial had one or more additional risk factors.

1.1Ko JJ et al. First-, second-, third-line therapy for mRCC: Benchmarks for trial design from the IMDC. Br J Cancer. April 2014:1-6.

2. Amin et al. Journal for ImmunoTherapy of Cancer. 2015;3:14 (21 April 2015).

Progression free survival for intermediate and poor risk patients in the Consortium database with the less than one year to treatment risk factor was 5.6 months, as compared to the 11.2 months of median progression free survival that we observed in the 21 patients in our Phase 2 clinical trial of rocapuldencel-T in combination with sunitinib.

Although we believe comparisons between our data and these collections of data are useful in evaluating the overall results of our Phase 2 clinical trial, the treatment of the Consortium patients was conducted at different sites, at different times and in different patient populations than the treatment in our Phase 2 combination therapy trial. The treatment also differed because certain of the Consortium patients received therapies other than sunitinib as first-line treatment. All of the patients in our Phase 2 clinical trial received sunitinib as first-line treatment. Our ongoing pivotal Phase 3 combination therapy clinical trial of rocapuldencel-T is the first trial that we have conducted that directly compares rocapuldencel-T and sunitinib or other targeted therapies as a combination therapy against sunitinib as monotherapy. Results of this head-to-head comparison in our phase 3 ADAPT trial differed significantly from the comparisons presented above and elsewhere in this Annual Report on Form 10-K.

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

Human Immunodeficiency Virus

HIV is characterized by a chronic viral infection and an associated deterioration of immune function. Specifically, the virus disables and kills crucial human immune cells called CD4+ T-cells. CD4+ T-cells are necessary to generate and maintain antiviral T-cells, including the CD8+CD28+ memory T cells that aid in the killing of virus-infected cells. Over time, this viral impact on an infected person’s immune system outpaces the body’s natural ability to replace CD4+ T-cells and immunodeficiency results. As a result, the longer a person has been infected with the virus, the more functionally impaired these cells become.

At the same time, HIV infection causes the immune cells in HIV patients, including CD4+ T-cells and CD8+ T-cells that are not killed by the virus, to be in a chronic state of activation. The persistent state of immune activation in HIV patients results in chronic inflammation. We believe that this inflammation plays a role in the elevated rates of age-related comorbidities, including malignancies and cardiovascular disease observed in HIV patients. In addition, the activation of the CD4+ T-cells supports virus replication which leads to the production of new virus and increased viral load.

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

Current treatments for HIV.  In 1996, triple combinations of oral medications known as ART were demonstrated to substantially reduce the levels of virus in the blood of patients with HIV. Since then, the introduction of new drug classes of ART and combination drug treatment strategies has enhanced treatment for HIV.

ART in HIV-infected patients can decrease levels of HIV in the blood to below the limits of detection, increase life expectancy and improve quality of life. However, there continues to be an unmet need for HIV therapies for the following reasons:

•	ART can have significant side effects. The most recent U.S. guidelines on ART treatment contain a number of tables of adverse effects of combination regimens and how to manage them. Some combinations present potentially life-threatening complications and other complications that are chronic, cumulative and overlapping, and sometimes irreversible.

•	ART requires life-long daily treatment. The risks of long-term daily administration of ART remain unknown but are potentially significant. In addition, the requirement for life-long daily treatment has made strict adherence to the treatment regime difficult. Poor compliance has led to the development of drug resistant HIV variants that are ineffectively controlled by the available armamentarium of ART.

•	ART cannot eradicate the virus and, therefore, does not cure HIV-infected patients. For example, up to 20% of patients receiving ART fail to achieve normal CD4+ T-cell counts, resulting in a continued weakened immune system. In addition, certain patients are not able to achieve effective control of the virus using current treatment regimens. ART cannot eradicate the virus because the virus persists in latently infected cells. These cells, which constitute the HIV latent reservoir, do not consistently express HIV antigens in a manner or a compartment that permits effective control. Instead, these cells serve as a source privileged from ART control for virus replication and viral rebound in the absence of ART. Following discontinuation of treatment with ART, HIV viral levels return to levels observed prior to treatment with ART within 12 weeks of treatment interruption.

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

Description and Development Status

AGS-004 is an individualized immunotherapy based on our Arcelis precision immunotherapy technology platform. It is produced by electroporating dendritic cells with mRNA encoding for patient-specific HIV antigens that have been derived from a patient’s virus-infected blood and with RNA that encodes the CD40L protein. The process for producing AGS-004 is the same process as is used to produce rocapuldencel-T, with the one key difference being that rocapuldencel-T contains all of the antigens from a patient’s tumor cells while AGS-004 contains potentially all variants unique to each individual patient of four selected HIV antigens (Gag, Nef, Vpr and Rev). We designed AGS-004 to include these antigens because immunity to them has been observed in long-term non-progressors and elite controllers, two groups of rare patients able to control virus replication without ART. Because no two patients share identical HIV antigen sequences and there are a large number of mutated variants of HIV existing in each infected patient, by using mRNA that is specific to the patient’s virus and that captures potentially all of the unique patient-specific variants of each antigen in the sample obtained, we believe our immunotherapy maximizes the relevance of the immune responses induced in each patient.

We have conducted three clinical trials of AGS-004, which include:

•	a phase 2b clinical trial of AGS-004;
•	a phase 2a clinical trial of AGS-004; and
•	a phase 1 clinical trial of AGS-004.

We submitted to the FDA an IND for AGS-004 in August 2008.

We are focusing our development program for AGS-004 on the use of AGS-004 in combination with latency reversing therapies to achieve complete virus eradication. Latently infected cells differ from other infected cells in that the HIV genome is permanently integrated into the chromosomal DNA of the latently infected cells. These latently infected cells persist long-term and constitute the HIV latent reservoir, which serves as a source privileged from ART control for virus replication and viral rebound in the absence of antiretroviral therapy. As a result, demonstration that latently infected cells can be targeted by immune responses induced by AGS-004 is essential to our development strategy pertaining to virus eradication.

Adult Eradication Trial.  We are supporting an investigator-initiated clinical trial of AGS-004 in 12 adult HIV patients who are being treated with ART to evaluate the use of AGS-004 to eradicate the virus. The trial is being conducted by co-investigator Dr. David Margolis, Professor of Medicine at the University of North Carolina. Dr. Margolis is the leader of CARE, and has been a pioneer in the research of HIV latent reservoir reversing treatments. The trial is being conducted in two stages. Stage 1 of this trial has been completed and was designed to study immune response kinetics to AGS-004 in patients on continuous ART. These data were used to better define the optimal dosing strategy in combination with a latency reversing therapy in the ongoing Stage 2. We expect that some patients in Stage 1 will rollover into Stage 2, which is studying AGS-004 in combination with one of the latency reversing drugs. The patient clinical costs for the first stage of this trial were funded by CARE. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial.

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

Phase 2b Clinical Trial. In January 2015, we completed a randomized, placebo controlled, double blind Phase 2b clinical trial of AGS-004 in chronically infected patients on ART that we opened for enrollment in July 2010. We designed this trial to confirm the data obtained in an earlier Phase 2a clinical trial in which AGS-004 led to a reduction in virus replication. We initially planned to enroll 42 chronically infected patients in the Phase 2b trial at nine clinical sites in the United States and Canada with the intent to generate 36 events for the primary endpoint analysis. However, due to a higher than anticipated dropout rate by patients who were unable to complete the full 12 week treatment interruption period provided for by the trial, we needed to enroll 53 patients in the trial to generate 36 events for the primary endpoint analysis. These patients were randomized between AGS-004 treatment and a placebo control on a two-to-one basis.

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

In this trial, patients first received intradermal doses of AGS-004 or placebo every four weeks for a total of four doses, together with their ART. Following the fourth dose of AGS-004 or placebo, patients discontinued their ART but continued to receive AGS-004 or placebo every four weeks for 12 weeks. We refer to this period as the treatment interruption period. Patients who demonstrated control of viral replication under 10,000 copies/ml and maintained CD4+ T-cell counts above 350 cells/mm 3 could remain off ART and continue their treatment interruption past 12 weeks. Following the end of treatment interruption, all patients were eligible for continued treatment with the combination of AGS-004 and ART. A schematic of the trial design is shown below.

Phase 2b Study Design for the Chronically Infected Cohort

The primary endpoint of the trial was a comparison of the median viral load in the AGS-004-treated patients with the median viral load in patients receiving placebo after 12 weeks of ART treatment interruption. Under this protocol, the primary endpoint required that there was a ≥ 1.1 log 10 difference in median viral load between the AGS-004-treated cohort compared to the placebo-treated cohort. A 1.1 log 10 reduction means a 92% lower virus concentration in the AGS-004-treated cohort compared to the placebo-treated cohort. Secondary endpoints included comparisons between AGS-004-treated patients and the patients receiving placebo with respect to change in viral load from pre-ART to the end of 12 weeks of treatment interruption, duration of treatment interruption, changes in CD4+ T-cell counts and safety.

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

However, we believe that data from the trial provided evidence of the ability of AGS-004 to induce memory T-cell responses which may have directly impacted the latent viral reservoir. Of the evaluated 22 patients who received AGS-004 and completed the 12-week treatment interruption period, 15 patients, or approximately 70 percent, had positive antiviral memory T-cell responses prior to beginning the treatment interruption versus zero percent of placebo patients. Within the AGS-004 treatment group, those patients that had antiviral memory T-cell responses had significantly fewer CD4+ T-cells with integrated HIV DNA when compared to non-responders. These findings relate directly to the utilization of AGS-004 in our ongoing adult eradication study and our planned pediatric study, where one of the key objectives is to decrease the latent HIV reservoir.

Safety analysis

In this trial, AGS-004 was well tolerated. No AGS-004-related serious adverse events were reported. The most common adverse event was mild injection site reactions. During the antiretroviral treatment interruption, no notable differences in incidence of adverse events occurred compared to when patients were receiving AGS-004 in combination with antiretroviral drug therapy.

NIH and NIAID Contract. Our development of AGS-004 has received significant funding from the U.S. federal government. In September 2006, we entered into a multi-year research contract with the NIH and the National Institute of Allergy and Infectious Diseases, or NIAID, to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We are using funds from this contract to develop AGS-004. Under this contract, as it has been amended, the NIH and the NIAID have committed to fund up to $39.8 million, including reimbursement of our direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. We have recorded total revenue of $38.1 million through December 31, 2016 under the NIH agreement. As of December 31, 2016, there was up to $1.9 million of potential revenue remaining to be earned under the agreement. This commitment extends until July 2018.

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

Manufacturing

We currently manufacture our Arcelis-based products, rocapuldencel-T and AGS-004, for use in our clinical trials of those product candidates at our facilities in Durham, North Carolina, which we refer to as our Technology Drive and Patriot Center facilities. These facilities include manufacturing suites for the production of products using our Arcelis technology platform. We have designed these suites to comply with the FDA’s current good manufacturing practice, or cGMP, requirements. We have manufactured the product for our development and clinical trial activities associated with rocapuldencel-T and AGS-004 to date, and are manufacturing the product for the ADAPT trial using our current processes at our current facilities.

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We had intended to utilize this facility to manufacture rocapuldencel-T to support submission of a BLA to the FDA and to support initial commercialization of rocapuldencel-T.

To provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we had planned for the build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing arrangements.

Due to the recent IDMC recommendation to discontinue the ADAPT study, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlords of our CTI facility and our Centerpoint facility regarding these leases. We believe that our current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

We have granted exclusive manufacturing rights for rocapuldencel-T to Pharmstandard in Russia and the other states comprising the Commonwealth of Independent States, to Green Cross in South Korea, to Medinet in Japan and to Lummy HK in China, Hong Kong, Taiwan and Macau. We have also agreed to enter into an agreement with Pharmstandard for the manufacture of rocapuldencel-T in the European market.

Sales and Marketing

We hold exclusive commercial rights to all of our product candidates in all geographies other than rights to rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States, which are held by Pharmstandard, rights to rocapuldencel-T for the treatment of mRCC in South Korea, which are held by Green Cross and rights to rocapuldencel-T in China, Hong Kong, Taiwan and Macau, which are held by Lummy HK. We have granted to Medinet an exclusive license to manufacture in Japan rocapuldencel-T for the treatment of mRCC.

We currently intend to retain North American marketing rights for rocapuldencel-T and any future oncology products that we may develop. To maximize the value of these rights, we would expect to build a commercial infrastructure for such products comprised of medical, marketing and sales teams as well as a customer service function to manage patient access and logistics partners associated with rocapuldencel-T production and distribution. Our commercial infrastructure would also include personnel who manage reimbursement activities with third party payors, such as managed care organizations, group purchasing organizations, oncology group networks and government accounts. We currently have limited commercial capabilities and few in-house personnel specializing in these functions. Outside North America, we plan to seek to enter into collaboration agreements with other pharmaceutical or biotechnology firms to commercialize rocapuldencel-T.

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

mRCC

Historically, mRCC was treated with chemotherapy, radiation and hormonal therapies, as well as cytokine-based therapies such as interferon- µ and IL-2. More recently, the FDA has approved several targeted therapies as monotherapies for mRCC, including Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib) and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation; Torisel (temsirolimus), marketed by Pfizer and most recently, Opdivo (nivolumab), marketed by Bristol-Myers Squibb and Cabometyx (cabozantinib), marketed by Exelixis, for second-line mRCC. In addition, we estimate that there are numerous therapies for mRCC in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types and stages. A number of these are in late stage development including Opdivo (nivolumab) plus Yervoy (ipilimumab) in combination for first-line mRCC, which are currently being compared in a Phase 3 trial to sunitinib. In addition, if a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed first-line therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to rocapuldencel-T.

Other Oncology Indications

We estimate that there are numerous other cancer immunotherapy products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. A number of these product candidates are in late-stage clinical development or have recently been approved in different cancer types including two recently approved checkpoint inhibitor-based immunotherapies, Nivolumab which is marketed by Bristol-Myers Squibb and Pembrolizumab, which is marketed by Merck. These newer immunotherapies are in addition to the targeted therapies, chemotherapeutics, radiation therapy, hormonal therapies and cytokine-based therapies used in the treatment in a wide range of oncology indications.

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

Patents

We own or exclusively license 14 U.S. patents and five U.S. patent applications, as well as approximately 60 foreign counterparts, covering our Arcelis precision immunotherapy technology platform and Arcelis-based product candidates.

We use our Arcelis precision immunotherapy technology platform to generate individualized mRNA-loaded dendritic cell immunotherapies. As described above, the process of obtaining a disease sample and dendritic cells from a patient, using those materials to manufacture an individualized drug product and shipping the drug product to the clinical site for use in the treatment of the patient involves many important steps. These steps include:

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

These patents and patent applications are directed to one or more aspects of our Arcelis precision immunotherapy technology platform or Arcelis-based products. Specifically, these patents and patent applications are collectively directed to:

•	Arcelis-based compositions of matter and products;

•	methods of manufacturing Arcelis-based products;

•	methods of using Arcelis-based products for treatment of tumors;

•	compositions that we use in the manufacture of Arcelis-based AGS-004 products; and

•	equipment would be used for assisting the automated manufacture of Arcelis-based products.

We believe that all of the above aspects of our Arcelis precision immunotherapy technology platform are required to successfully and efficiently produce our Arcelis-based product candidates and are covered by a combination of our patents, patent applications, trade secrets and know-how. The U.S. patents expire between 2021 and 2029, and the U.S. patent applications, if issued, would expire between 2025 and 2029, the counterpart patents in Europe and Japan expire between 2017 and 2027, and the counterpart patent applications in Europe and Japan, if issued, would expire between 2025 and 2027. Included in these patents and patent applications are:

•	two European patents and two Japanese patents that are collectively directed toward the composition of matter of Arcelis-based products (dendritic cells loaded with RNA from tumors or pathogens), and methods of manufacture of these products. The patents in Europe and Japan expire in 2017.

•	six U.S. patents, one U.S. patent application and corresponding patent application in Europe and patent in Japan collectively directed towards an automated apparatus for the manipulation of nucleic acids in a closed container, components thereof and related methods of use. The U.S. and Japanese patents expire in 2027, and the patent applications in the United States and Europe, if issued, would expire in 2027.

•	one U.S. patent and corresponding European and Japanese patents collectively directed towards cryoconserved dendritic cells and related methods of manufacture. The U.S., European and Japanese patents expire in 2021.

•	four U.S. patents and two U.S. patent applications, two corresponding European patents, two corresponding Japanese patents and a corresponding patent application in Europe collectively directed towards methods of maturing dendritic cells and the composition of matter of dendritic cells that have undergone this maturation process. The U.S. patents expire in 2026 and the U.S. applications, if issued, would expire in 2025, the European patents expire in 2025 and 2027, the Japanese patents expire in 2025 and 2027 and the patent application in Europe, if issued, would expire in 2025.

•	one U.S. patent and corresponding patent application in Europe and patent in Japan collectively directed towards methods of manufacture of dendritic cells from monocytes stored for more than six hours and up to four days without freezing and the composition of matter of dendritic cells that have been manufactured from these monocytes. The U.S. patent will expire in 2029, the Japanese patent will expire in 2026 and the patent application in Europe, if issued, would expire in 2026.

•	one U.S. patent and one U.S. patent application, two patents in Europe and one patent in Japan are collectively directed towards the composition of matter of AGS-004 and related methods of manufacture. The U.S. patent expires in 2026. The U.S. patent application if issued, would expire in 2025. The European and Japanese patents will expire in 2025.

•	one U.S. patent and one U.S. patent application are directed towards the composition of matter and related methods of use of some of the primers that we use in the manufacture of AGS-004. The U.S. patent and U.S. patent application, if issued, will expire in 2028.

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

We may terminate our agreement with Duke at any time upon three months’ written notice. The agreement will terminate upon expiration of the last to expire of the patent rights licensed under the agreement. The U.S. patents licensed under the agreement expired in April 2016 and the patents licensed under the agreement in Europe and Japan expire April 30, 2017. Either party may terminate the agreement upon written notice for fraud, willful misconduct or illegal conduct of the other party that materially adversely affects the terminating party. If either party fails to fulfill any of its material obligations under the agreement, subject to a cure process specified in the agreement, the non-breaching party may terminate the agreement. A party’s ability to cure a breach will only apply to the first two breaches. In addition, the agreement will terminate if we become insolvent, bankrupt or placed in the hands of a receiver or trustee.

Development and Commercialization Agreements

An important part of our business strategy is to enter into arrangements with third parties for the development and commercialization of our product candidates.

Pharmstandard.  In August 2013, in connection with the purchase of shares of our series E preferred stock by Pharmstandard, we entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, we granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize rocapuldencel-T and other products for the treatment of human diseases, which are developed by Pharmstandard using our individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which we refer to as the Pharmstandard Territory. We also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products we may develop.

Under the terms of the license agreement, Pharmstandard licensed us rights to clinical data generated by Pharmstandard under the agreement and granted us an option to obtain an exclusive license outside of the Pharmstandard Territory to develop and commercialize improvements to our Arcelis technology generated by Pharmstandard under the agreement, a non-exclusive worldwide royalty-free license to Pharmstandard improvements to manufacture products using our Arcelis technology and a license to specified follow-on licensed products generated by Pharmstandard outside of the Pharmstandard Territory, each on terms to be negotiated upon our request for a license. In addition, Pharmstandard agreed to pay us pass-through royalties on net sales of all licensed products in the low single digits until it has generated a specified amount of aggregate net sales. Once the net sales threshold is achieved, Pharmstandard will pay us royalties on net sales of specified licensed products, including rocapuldencel-T, in the low double digits below 20%. These royalty obligations last until the later of the expiration of specified licensed patent rights in a country or the twelfth anniversary of the first commercial sale in such country on a country by country basis and no further royalties on specified other licensed products. After the net sales threshold is achieved, Pharmstandard has the right to offset a portion of the royalties Pharmstandard pays to third parties for licenses to necessary third party intellectual property against the royalties that Pharmstandard pays to us.

The agreement will terminate upon expiration of the royalty term, upon which all licenses will become fully paid up perpetual exclusive licenses. Either party may terminate the agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy and we may terminate the agreement if Pharmstandard challenges or assists a third party in challenging specified patent rights of ours. If Pharmstandard terminates the agreement upon our material breach or bankruptcy, Pharmstandard is entitled to terminate our licenses to improvements generated by Pharmstandard, upon which we may come to rely for the development and commercialization of rocapuldencel-T and other licensed products outside of the Pharmstandard Territory, and Pharmstandard is entitled to retain its licenses from us and to pay us substantially reduced royalty payments following such termination.

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of March 16, 2017, we had not entered into this manufacturing rights agreement or issued the warrants.

Green Cross.  In July 2013, in connection with the purchase of our series E preferred stock by Green Cross, we entered into an exclusive royalty-bearing license agreement with Green Cross. Under this agreement we granted Green Cross a license to develop, manufacture and commercialize rocapuldencel-T for mRCC in South Korea. We also provided Green Cross with a right of first negotiation for development and commercialization rights in South Korea to specified additional products we may develop.

Under the terms of the license, Green Cross has agreed to pay us $500,000 upon the initial submission of an application for regulatory approval of a licensed product in South Korea, $500,000 upon the initial regulatory approval of a licensed product in South Korea and royalties ranging from the mid-single digits to low double digits below 20% on net sales until the fifteenth anniversary of the first commercial sale in South Korea. In addition, Green Cross has granted us an exclusive royalty free license to develop and commercialize all Green Cross improvements to our licensed intellectual property in the rest of the world, excluding South Korea, except that, as to such improvements for which Green Cross makes a significant financial investment and that generate significant commercial benefit in the rest of the world, we are required to negotiate in good faith a reasonable royalty that we will be obligated to pay to Green Cross for such license. Under the terms of the agreement, we are required to continue to develop and to use commercially reasonable efforts to obtain regulatory approval for rocapuldencel-T in the United States.

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

Medinet.  In December 2013, we entered into a license agreement with Medinet. Under this agreement, we granted Medinet an exclusive, royalty-free license to manufacture in Japan rocapuldencel-T and other products using our Arcelis technology solely for the purpose of the development and commercialization of rocapuldencel-T and these other products for the treatment of mRCC. We refer to this license as the manufacturing license. In addition, under this agreement, we granted Medinet an option to acquire a nonexclusive, royalty-bearing license under our Arcelis technology to sell in Japan rocapuldencel-T and other products for the treatment of mRCC. We refer to the option as the sale option and the license as the sale license.

The sale option expired on April 30, 2016. As a result, Medinet may only manufacture rocapuldencel-T and these other products for us or our designee. We have agreed to negotiate in good faith a supply agreement under which Medinet would supply us or our designee with rocapuldencel-T and these other products for development and sale for the treatment of mRCC in Japan. During the term of the manufacturing license, we may not manufacture rocapuldencel-T or these other products for us or any designee for development or sale for the treatment of mRCC in Japan.

In consideration for the manufacturing license, Medinet paid us $1.0 million. Medinet also loaned us $9.0 million in connection with us entering into the agreement. We have agreed to use these funds in the development and manufacturing of rocapuldencel-T and the other products. Medinet also agreed to pay us milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to rocapuldencel-T and these products.

We borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0 % per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone with a $1.0 million payment was achieved in July 2015 and the second milestone with a $2.0 million payment was achieved in June 2016, reducing the outstanding principal of the loan as of December 31, 2016 to $6.0 million. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we cannot agree on the royalty rate, we have agreed to submit the matter to arbitration.

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

Lummy. On April 7, 2015, we and Lummy HK entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau. This agreement was subsequently amended in December 2016.

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

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and up to an aggregate of up to $20.5 million upon the achievement of manufacturing, regulatory and commercial milestones. The license agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the license agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. We may terminate the license agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of ours. If Lummy HK terminates the license agreement upon our material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to us and retain its licenses from us with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

Invetech. On October, 29, 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, but such deferral may not exceed $5,000,000. We are paying these deferred fees (plus interest of 7% per annum) pursuant to an installment plan (eight installments payable within the first two years after December 31, 2016). We are currently renegotiating the terms of the development agreement related to the deferred fees, and are in discussions with Invetech regarding the repayment of the fees, including the potential conversion of some or all of the outstanding fees into equity of the Company.

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

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint Gobain, that was subsequently amended in December 2015 and 2016. Under the agreement, Saint-Gobain agreed to develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We expect total development fees and expenses incurred under the Saint-Gobain Agreement to be approximately $8.6 million, of which $2.1 million has been paid to date and $6.5 million has been accrued as of December 31, 2016. We have also agreed separately to purchase $3.5 million in Disposables under the agreement during 2017. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years by March 31, 2017. The Saint-Gobain agreement will continue until December 31, 2017, but can be terminated earlier by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone. We are currently in discussions with Saint Gobain regarding modification of the terms for the commercial supply agreement and payment of the development fees including a potential conversion of some or all of the outstanding fees into equity of the Company.

Cellscript. In December 2015, we entered into a development and supply agreement with Cellscript, LLC. Under the agreement, Cellscript has agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of our Arcelis -based products, and to manufacture and produce CD40L RNA.

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

Numerous statements made by President Trump and members of the U.S. Congress indicate that it is likely that legislation will be passed by Congress and signed into law by President Trump that repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on our business. Whether or not there is alternative health care legislation enacted in the United States, there is likely to be significant disruption to the health care market in the coming months and years.

In addition to potential for new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance, policies or interpretations changed or what the impact of such changes, if any, may be.

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

Employees

As of January 31, 2017, we had 122 employees, including 24 in research and development, 10 in clinical development, 66 in manufacturing and 22 in general and administrative functions. In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we expect to reduce our workforce by 46 employees (or 38%) from 122 employees to 76 employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

Corporate Information

We were incorporated in the State of Delaware on May 8, 1997. Our principal executive offices are located at 4233 Technology Drive, Durham, North Carolina 27704, and our telephone number is (919) 287-6300.

Available Information

We file with the Securities and Exchange Commission, or SEC, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Argos and other companies that file materials with the SEC electronically. As soon as practicable after filing with the SEC, copies of our reports on Forms 10-K, Forms 10-Q and Forms 8-K may also be obtained, free of charge, electronically through the investor relations portion of our web site, www.argostherapeutics.com/investor-relations/sec-filings/default.aspx.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We have depended heavily on the success of our two product candidates, rocapuldencel-T and AGS-004. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of rocapuldencel-T for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. In February 2017, we announced that the Independent Data Monitoring Committee, or IDMC, for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the U.S. Food and Drug Administration, or FDA. We have continued the ADAPT trial while we conduct our ongoing data review and have discussions with FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of our product candidates, including rocapuldencel-T, if we determine to proceed with its development. The success of our product candidates will depend on several factors, including the following:

•	successful completion of clinical trials, including clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing our product candidates;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities through the lease, build-out and equipping of a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	maintaining patent and trade secret protection and regulatory exclusivity for our product candidates, both in the United States and internationally;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of the products following any marketing approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

If clinical trials of our product candidates, such as our ADAPT trial of rocapuldencel-T, fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

To date, we have not completed a randomized clinical trial of rocapuldencel-T against a placebo or a comparator therapy. Our phase 2 trial of rocapuldencel-T was a single arm trial in which only 21 patients received the combination of rocapuldencel-T and sunitinib. Our ADAPT trial of rocapuldencel-T is a randomized trial designed to compare directly the combination of rocapuldencel-T and sunitinib or another therapy to treatment with sunitinib or another therapy monotherapy. Under the protocol for the trial, the data from the trial needed to demonstrate an increase in median overall survival of approximately six months for the rocapuldencel-T plus sunitinib / targeted therapy arm as compared to the sunitinib / targeted therapy monotherapy control arm in order to show statistical significance and achieve the primary endpoint of the trial. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. However, even demonstration of statistical significance and achievement of the primary endpoint of the trial would not assure approval by the FDA or similar regulatory authorities outside the United States.

In designing the ADAPT trial we considered other reported clinical trials and data from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium. However, results from two different trials or between a trial and an analysis of a treatment database often cannot be reliably compared. Accordingly, patients in our ADAPT trial who received treatment with sunitinib / targeted therapy monotherapy may not have results similar to patients studied in other clinical trials of sunitinib or to patients in the Consortium database who were treated with sunitinib or other therapies. If the patients in our ADAPT trial who received sunitinib / targeted therapy alone have results which are better than the results that occurred in other clinical trials of sunitinib or the results described in the Consortium database, we may not demonstrate a sufficient clinical benefit from rocapuldencel-T in combination with sunitinib and other therapies to allow the FDA to approve rocapuldencel-T for marketing. Moreover, if the patients in our ADAPT trial who received the combination of rocapuldencel-T and sunitinib / targeted therapy have results which are worse than the results that occurred in our Phase 2 clinical trial, we may not demonstrate a sufficient benefit from the combination therapy to allow the FDA to approve rocapuldencel-T for marketing.

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of rocapuldencel-T, we intended to seek approval based upon the results of a single pivotal Phase 3 clinical trial, our ADAPT trial, because rocapuldencel-T is intended for life threatening disease. The FDA reviewed our plans to conduct our ADAPT trial under its special protocol assessment, or SPA, process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically persuasive.

In February 2017, we announced that the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. We have continued the ADAPT trial while we conduct our ongoing data review and have discussions with the FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions. If, upon the conclusion of our review of the data for the ADAPT trial and our discussions with the FDA, we determine that continued development of rocapuldencel-T is not warranted, we expect that we would terminate the ADAPT trial and our rocapuldencel-T development program. If instead we decide to pursue the development of rocapuldencel-T, one or more additional clinical trials or other testing is highly likely to be necessary. Such additional clinical trials and other testing and development efforts may be complicated and expensive and may significantly delay our program. Moreover, we we may not have sufficient resources to complete such further development of rocapuldencel-T.

As a general matter, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. For example, in February 2017, we announced that the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. Unforeseen events that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates include:

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

In addition, the patients recruited for clinical trials of our product candidates may have a disease profile or other characteristics that are different than we expect and different than the clinical trials were designed for, which could adversely impact the results of the clinical trials. For instance, our Phase 2 combination therapy clinical trial of rocapuldencel-T in combination with sunitinib was originally designed to enroll patients with favorable disease risk profiles and intermediate disease risk profiles and with a primary endpoint of complete response rate. However, the actual trial population consisted entirely of patients with intermediate disease risk profiles and poor disease risk profiles. This is a population for which published research has shown that sunitinib alone, as well as other of the therapies for mRCC, rarely if ever produce complete responses in mRCC, and in our Phase 2 clinical trial in this population, the combination therapy of rocapuldencel-T and sunitinib did not show a complete response rate that met the endpoint of the trial.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in response to our submission of an investigational new drug application, or IND, for AGS-004, the FDA raised safety concerns regarding the analytical treatment interruption contemplated by our protocol for our Phase 2 clinical trial of AGS-004, and required a one-year safety follow-up after the final dose for each patient. This resulted in the need for an amendment to the trial protocol and a four-month delay prior to initiating the Phase 2 clinical trial in the United States. In addition, the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. We plan to discuss the data with the FDA and, based on further data analysis and such discussions, expect to make a determination as to the next steps for the rocapuldencel-T clinical program. If we decide to continue to pursue the development of rocapuldencel-T, one or more additional clinical trials or other testing is highly likely to be necessary, which may be complicated and expensive.

In addition to additional costs, significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates and may harm our business and results of operations.

The FDA has reviewed the protocol for our ADAPT trial of rocapuldencel-T in combination with sunitinib / targeted therapy under the SPA process. However, agreement by the FDA with the protocol under the SPA process would not guarantee the FDA will grant marketing approval, even if rocapuldencel-T had achieved the primary endpoint in the ADAPT trial.

The FDA has reviewed, under the SPA process, the protocol for our ADAPT trial of rocapuldencel-T in combination with sunitinib / targeted therapy. The SPA process is designed to facilitate the FDA’s review and approval of drug and biological products by allowing the FDA to evaluate the proposed design and size of Phase 3 clinical trials that are intended to form the primary basis for determining a drug candidate’s efficacy.

In February 2012, we received a letter from the FDA advising us that the FDA had completed its review of our protocol for the ADAPT trial under the SPA process. In the letter, the FDA stated that it had determined that the protocol sufficiently addressed the trial’s objectives and that the trial was adequately designed to provide the necessary data to support a submission for marketing approval. However, in February 2017, we announced that the IDMC for our ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study.

However, even if rocapuldencel-T had achieved the primary endpoint in the ADAPT trial, an SPA does not guarantee that rocapuldencel-T would have received marketing approval. The FDA may raise issues related to safety, trial conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their products.

In its February 2012 letter, the FDA informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. Particularly in light of the recommendation by the IDMC that the ADAPT trial be terminated for futility with regard to the primary endpoint, it is highly unlikely, even if the ADAPT trial were continued and subsequent data were more favorable, that the FDA would not require one or more additional clinical trials before, or as a condition for, approving rocapuldencel-T.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, if we determine to proceed with the development of rocapuldencel-T after analyzing the preliminary ADAPT trial data set and discussing the data with the FDA, the recommendation by the IDMC that the ADAPT study be terminated for futility may negatively impact our ability to enroll patients in ongoing and future clinical trials of rocapuldencel-T.

Our competitors may have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, during the Phase 1/2 monotherapy clinical trial of rocapuldencel-T that we conducted, our ability to enroll patients in the trial was adversely affected by the FDA’s approval of sorafenib and sunitinib, because patients did not want to receive, and physicians were reluctant to administer, rocapuldencel-T as an experimental monotherapy once new therapies that showed efficacy in clinical trials were introduced to the market and became widely available.

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

A number of the latency reversing drugs being evaluated for use in HIV patients are currently approved in the United States and elsewhere for use in the treatment of specified cancer indications. For instance, Vorinostat is approved for cutaneous T-cell lymphoma. If these drugs are not approved by the FDA or equivalent foreign regulatory authorities for use in HIV, the FDA and these other regulatory authorities may not approve AGS-004 without the latency reversing drug having received marketing approval for HIV. If the FDA and these other regulatory authorities approve AGS-004 without the approval of the latency reversing drug for HIV, the use of AGS-004 in combination with the latency reversing drug for virus eradication would require sales of the latency reversing drug for off-label use. In such event, the success of the combination of AGS-004 and the latency reversing drug would be subject to the willingness of physicians, patients, healthcare payors and others in the medical community to use the latency reversing drug for off-label use and of government authorities and third party payors to pay for the combination therapy. In addition, we would be limited in our ability to market the combination for its intended use if the latency reversing drug were to be used off-label.

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

Rocapuldencel-T and AGS-004 are based on our novel Arcelis precision immunotherapy technology platform. In the course of developing this platform and these product candidates, we have encountered difficulties in the development process. For example, we terminated the development of MB-002, the predecessor to rocapuldencel-T, when the results from the initial clinical trial of MB-002 indicated that the product candidate only corrected defects in the production of one of two critical cytokines required for effective immune response. In addition, in February 2017, the IDMC for our ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care recommended that the study be discontinued for futility based on its planned interim data analysis. There can be no assurance that additional development problems will not arise in the future which we may not have anticipated or be able to resolve or which may cause significant delays in development.

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

Development of our individualized Arcelis-based product candidates is subject to significant uncertainty because each product candidate is derived from source material that is inherently variable. This variability could reduce the effectiveness of our Arcelis-based product candidates, delay any FDA approval of any of our Arcelis-based product candidates, cause us to change our manufacturing methods and adversely affect the commercial success of any approved Arcelis-based products.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address an unmet need for this condition, the treatment sponsor may apply for FDA fast track designation. In April 2012, the FDA notified us that we obtained fast track designation for rocapuldencel-T for the treatment of mRCC. Fast track designation does not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $53.0 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $332.0 million. To date, we have financed our operations primarily through public offerings of common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates.

We have devoted a significant portion of our financial resources to the development of rocapuldencel-T. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. We have continued the ADAPT trial while we conduct our ongoing data review and have discussions with FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this analysis and discussions. Our determination as to our next steps will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

In March 2017, we announced that our board of directors had approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we expect to reduce our workforce by 46 employees (or 38%) from 122 employees to 76 employees. The principal objective of the reduction is to enable us to conserve our financial resources while we conduct our ongoing review of the preliminary ADAPT trial data set and discuss the data with the FDA. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented.

If we determine to proceed with the development of our product candidates, including rocapuldencel-T, we anticipate that our expenses will increase substantially if and as we:

•

continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC, following our analysis of the preliminary ADAPT trial data set and our discussions with the FDA;

•	continue to support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	support investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We are making a determination as to the next steps for the rocapuldencel-T clinical program that could significantly impact our future operations and financial position.

We are in the process of making a determination as to the next steps for the rocapuldencel-T clinical program. This evaluation may result in changes to our current business strategy and future operations. As part of this process, we are reviewing alternatives with a goal of maximizing the value of our company. We could determine to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or to continue to operate our business in accordance with our existing business strategy. Pending any decision to change strategic direction, we are continuing to conduct our ongoing clinical trials while managing our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, including plans to lease, build out and equip a commercial manufacturing facility or our commercialization efforts and to take other actions to reduce our operating expenses.

We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004, and we expect our expenses to increase in connection with our ongoing activities, particularly if we decide to continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC, initiate other clinical trials of rocapuldencel-T for mRCC, support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004, support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004, initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV and seek regulatory approval for our product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding if we wish to continue our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs or our commercialization efforts and to take other actions to reduce our operating expenses.

As of December 31, 2016, we had cash and cash equivalents of $53.0 million and working capital of $24.9 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC, the lenders under our venture loan and security agreement, pursuant to which we paid a total of $23.1 million to the lenders, representing the principal balance and accrued interest outstanding under the loan agreement in repayment of our outstanding obligations under the loan agreement. In addition, in March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction contemplated by the plan and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint Gobain Performance Plastics Corporation, or Saint Gobain, and Invetech Pty Ltd, or Invetech, regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond April 2017. Therefore, we will need to raise additional capital by April 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our debts, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Our future capital requirements will depend on many factors, including:

•	our determination as to the next steps for the rocapuldencel-T clinical program, following our analysis of the preliminary ADAPT trial data set and our discussions with the FDA regarding our pivotal Phase 3 ADAPT clinical trial;

•	the progress and results of our ongoing and planned investigator initiated clinical trials of rocapuldencel-T that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $6.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	the potential need to repay approximately $5.8 million in fees remaining outstanding under our commercial arrangement with Invetech and $4.0M under our development agreement with Saint Gobain;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our report from our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in 2016 we issued and sold securities in a private placement financing, under a sales agreement with Cowen & Company, LLC and in a public follow-on offering each of which resulted in dilution to our existing stockholders.

Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We may also seek to collaborate with third parties for the manufacturing, development or commercialization of rocapuldencel-T outside of North America. We also may seek government or other third party funding for the continued development of AGS-004 and to collaborate with third parties for the development and commercialization of AGS-004. If we raise additional funds through government or other third party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If the loan from Medinet becomes due and we do not repay it, we have agreed to grant Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer.

Our ability to use our net operating loss carry-forwards and tax credit carryforwards may be limited.

The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three-year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including net operating loss and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. We believe that we experienced an ownership change during 2014 under Section 382. Due to the Section 382 limitation resulting from the ownership change, $28.2 million of our U.S. federal net operating losses are expected to expire unused. Additionally, our U.S. federal tax credits and state net operating losses may be limited. The amount of U.S. federal net operating losses expected to expire due to the Section 382 limitation has been derecognized in our consolidated financial statements as of December 31, 2016. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

Even if rocapuldencel-T or AGS-004 receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

We have never commercialized a product candidate. Even if rocapuldencel-T or AGS-004 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Gaining market acceptance for our Arcelis-based products may be particularly difficult as, to date, the FDA has only approved one individualized immunotherapy and our Arcelis-based products are based on a novel technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We have only limited commercial capabilities and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization, outsource these functions to third parties or enter into collaborations or other arrangements with third parties for the distribution or marketing of our product candidates should such candidates receive marketing approval.

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

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Many marketed therapies for the indications that we are currently pursuing, or indications that we may in the future seek to address using our Arcelis precision immunotherapy technology platform, are widely accepted by physicians, patients and payors, which may make it difficult for us to replace them with any products that we successfully develop and are permitted to market.

The FDA has approved several targeted therapies as monotherapies for mRCC, including Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib) and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation; Torisel (temsirolimus), marketed by Pfizer and most recently, Opdivo (nivolumab), marketed by Bristol-Myers Squibb and Cabometyx (cabozantinib), marketed by Exelixis, for second-line mRCC. In addition, we estimate that there are numerous therapies for mRCC in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types and stages. A number of these are in late stage development including Opdivo (nivolumab) plus Yervoy (ipilimumab) in combination for first-line mRCC, which are currently being compared in a Phase 3 trial to sunitinib. If a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed first-line therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to rocapuldencel-T.

We are currently conducting our ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy. We elected to study rocapuldencel-T in clinical trials in combination with sunitinib due in part to sunitinib being the current standard-of-care for first-line treatment of mRCC. Although we do not expect to seek FDA approval of rocapuldencel-T solely in combination with sunitinib and have provided that, under the protocol for the ADAPT trial, investigators may discontinue sunitinib due to disease progression or toxicity and initiate second-line treatment with other approved compatible therapies, if we obtain approval of rocapuldencel-T by the FDA, such FDA approval may be limited to the combination of rocapuldencel-T and sunitinib. In such event, the commercial success of rocapuldencel-T would be linked to the commercial success of sunitinib. As a result, if sunitinib ceases to be the standard-of-care for first-line treatment of mRCC or another event occurs that adversely affects sales of sunitinib, the commercial success of rocapuldencel-T may be adversely affected.

We estimate that there are numerous other cancer immunotherapy products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. A number of these product candidates are in late-stage clinical development or have recently been approved in different cancer types including two recently approved checkpoint inhibitor-based immunotherapies, Nivolumab which is marketed by Bristol-Myers Squibb and Pembrolizumab, which is marketed by Merck. These newer immunotherapies are in addition to the targeted therapies, chemotherapeutics, radiation therapy, hormonal therapies and cytokine-based therapies used in the treatment in a wide range of oncology indications.

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

We have based our research and development efforts on our Arcelis precision immunotherapy technology platform. Notwithstanding our large investment to date and potential future expenditures in our Arcelis platform, we have not yet developed, and may never successfully develop, any marketed drugs using this approach. As a result of pursuing the development of product candidates using our Arcelis platform, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

In addition, we may not be successful in our efforts to identify or discover additional product candidates that may be manufactured using our Arcelis platform. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

We intended to commercialize rocapuldencel-T independently in North America and to collaborate with other third parties to manufacture, develop or commercialize rocapuldencel-T outside North America. We have entered into an exclusive license agreement with Pharmstandard International S.A., or Pharmstandard, for the development and commercialization of rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of rocapuldencel-T for the treatment of mRCC in South Korea and an exclusive license agreement with Lummy (Hong Kong) Co. Ltd., or Lummy HK, for the development, manufacture and commercialization of rocapuldencel-T in China, Hong Kong, Taiwan and Macau. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan rocapuldencel-T for the purpose of development and commercialization for the treatment of mRCC.

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

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or, require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may have the right to conduct clinical trials of our product candidates without our consent and could conduct trials with flawed designs that result in data that adversely affect our clinical trials, our ability to obtain marketing approval for our product candidates or market acceptance of our product candidates. Pharmstandard, Green Cross, Medinet and Lummy HK each have this right under our license agreements with them;

•	collaborators may hold rights that could preclude us from commercializing our products in certain territories. For example, we have granted Medinet an exclusive license to manufacture in Japan rocapuldencel-T for the treatment of mRCC. If we and Medinet are unable to agree to the terms of a supply agreement under these circumstances, we will not be able to sell rocapuldencel-T in Japan unless we repurchase these rights from Medinet;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, our collaboration with Kyowa Hakko Kirin Co., Ltd. with respect to rocapuldencel-T and AGS-004 was terminated by our collaborator.

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

If we are not able to establish additional collaborations, we may have to alter any development and commercialization plans.

Our drug development programs and any potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may collaborate with pharmaceutical and biotechnology companies for the development and commercialization of those product candidates. For example, we have entered into license agreements with third parties to develop, manufacture and/or commercialize rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States, South Korea, Japan, China, Hong Kong, Taiwan and Macau, we may seek to collaborate with other third parties to develop and commercialize rocapuldencel-T in other parts of the world. We also intend to collaborate with third parties to develop and commercialize AGS-004.

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

If we are not able to obtain such funding or enter into collaborations for our product candidates, we may have to curtail the development of such product candidates, reduce or delay a candidate’s development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop these product candidates or bring these product candidates to market and generate product revenue.

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

For instance, in December 2015 we received a notice from Health Canada that one of the sites at which we were conducting our Phase 3 ADAPT trial in Canada had been found to be non-compliant with Good Clinical Practice in Canada and that if the issues raised in the notice were not corrected, Health Canada could suspend our authorization to conduct the ADAPT trial at all sites in Canada. We submitted a response to Health Canada and subsequently received a Completion of Response notice from Health Canada stating that our corrective actions were satisfactory and that the matter was officially closed.

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

Risks Related to the Manufacturing of Our Product Candidates

We will need to lease, build out and equip a facility to manufacture our Arcelis-based products on a commercial scale. We do not have experience in manufacturing Arcelis-based products on a commercial scale. If, due to our lack of manufacturing experience, we cannot manufacture our Arcelis-based products on a commercial scale successfully or manufacture sufficient product to meet our expected commercial requirements, our business may be materially harmed.

We currently have manufacturing suites in our Technology Drive and Patriot Center facilities in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities.

In 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We had intended to utilize this facility to manufacture rocapuldencel-T to support submission of a BLA to the FDA and to support initial commercialization of rocapuldencel-T.

To provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we had planned to build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing to arrangements to support the further build out of the facility.

Due to the recent IDMC recommendation to discontinue the ADAPT trial, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlords of our CTI facility and our Centerpoint facility regarding these leases. We believe that our Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

We expect that we would establish both manual and automated manufacturing processes in our commercial manufacturing facilities if we determine to build out such facilities. We had decided to delay the implementation of our automated manufacturing process until after initial commercialization of rocapuldencel-T, and thus planned to seek marketing approval of rocapuldencel-T and, if approved, to initially commercially supply rocapuldencel-T using our manual manufacturing process. Prior to implementing commercial manufacturing of rocapuldencel-T, we would be required to demonstrate that our commercial manufacturing facility is constructed and operated in accordance with current good manufacturing practice. We would also be required to show the comparability between rocapuldencel-T that we produce using the manual processes in our current facility and rocapuldencel-T produced using the manual process in our new facility.

If we transition to automated manufacturing processes, we expect our automated manufacturing processes will be based on existing functioning prototypes of automated devices for the production of commercial quantities of our Arcelis-based product candidates. These devices can be used to perform substantially all steps required for the manufacture of our Arcelis-based product candidates.

We do not have experience in manufacturing products on a commercial scale. In addition, because we are aware of only one company that has manufactured an individualized immunotherapy product for commercial sale, there are limited precedents from which we can learn. We may encounter difficulties in the manufacture of our Arcelis-based products due to our limited manufacturing experience. These difficulties could delay the build-out and equipping of a commercial manufacturing facility and regulatory approval of the manufacture of our Arcelis-based products using the facility, increase our costs or cause production delays or result in us not manufacturing sufficient product to meet our expected commercial requirements, any of which could damage our reputation and hurt our profitability. If we are unable to successfully increase our manufacturing capacity to commercial scale, our business may be materially adversely affected.

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

In order to meet our business plan, which contemplated manufacturing our product first using manual processes and later using automated processes for the commercial requirements of rocapuldencel-T and any other Arcelis-based product candidates that might be approved, we planned to build out and equip a leased commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval of rocapuldencel-T. If we determine to continue our plan to build out and equip a leased commercial manufacturing facility, we will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

If we are unable to successfully build out and equip a commercial manufacturing facility in compliance with regulatory requirements or hire and train additional necessary manufacturing personnel appropriately, our filing for regulatory approval of our product candidates may be delayed or denied.

We plan to delay the implementation of our automated manufacturing process until we complete the clinical development of rocapuldencel-T and secure additional funding. Thus, if we are able to successfully complete the clinical development of rocapuldencel-T and obtain marketing approval, we plan to initially commercially supply rocapuldencel-T using manual manufacturing processes. Prior to implementing commercial manufacturing of rocapuldencel-T, we will be required to demonstrate that the commercial manufacturing facility is constructed and operated in accordance with current Good Manufacturing Practice, or cGMP. If we continue the development of rocapuldencel-T, we will also be required to show the comparability between rocapuldencel-T that we produce using the manual processes in our current facility and rocapuldencel-T produced using the manual process in the new facility.

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
•

demonstrate consistency and repeatability of the automated manufacturing processes in the production of rocapuldencel-T in our new facility to fully validate the manufacturing and control process using the actual automated cGMP processing equipment; and

•	demonstrate comparability between rocapuldencel-T that we produce using our manual processes and rocapuldencel-T produced using the automated processes.

We will need regulatory approval to use the automated manufacturing processes for commercial purposes. If the FDA requires us to conduct a bridging study to demonstrate comparability between rocapuldencel-T that we produce manually and rocapuldencel-T produced using the automated processes, the implementation of the automated manufacturing processes and the filing for such approval will likely be delayed.

If we are unable to successfully implement the automated processes required and demonstrate comparability between the rocapuldencel-T that we produce manually and the rocapuldencel-T produced using the automated processes, our filing for regulatory approval of the commercial use of our automated manufacturing processes may be delayed or denied and we may not be able to initiate commercial manufacturing using our automated manufacturing processes. In such event, our commercial manufacturing costs will be higher than anticipated and we may not be able to manufacture sufficient product to meet our expected commercial requirements.

Lack of coordination internally among our employees and externally with physicians, hospitals and third- party suppliers and carriers, could cause manufacturing difficulties, disruptions or delays and cause us to not have sufficient product to meet our clinical trial requirements or potential commercial requirements.

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

If our existing manufacturing facilities or any commercial manufacturing facility that we use are damaged or destroyed, or production at one of these facilities is otherwise interrupted, our business and prospects would be negatively affected.

We currently have two manufacturing facilities. If we build out and equip a commercial manufacturing facility, it will be our only commercial manufacturing facility in North America. If our existing manufacturing facilities or a new commercial manufacturing facility that we decide to build out and equip, or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either our existing manufacturing facility or a new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

We are a party to a number of intellectual property license agreements with third parties, including with respect to each of rocapuldencel-T and AGS-004, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or to convert the license to a non-exclusive license, which could materially adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. The types of protections available for trade secrets are particularly important with respect to our Arcelis precision immunotherapy technology platform’s manufacturing capabilities, which involve significant unpatented know-how. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, the PPACA, or the Health Care Reform Law will require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Numerous statements made by President Trump and members of the U.S. Congress indicate that it is likely that legislation will be passed by Congress and signed into law by President Trump that repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is alternative health care legislation enacted in the United States, there is likely to be significant disruption to the health care market in the coming months and years.

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

In March 2010, former President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, there have been recent public announcements by members of the U.S. congress and the presidential administration regarding their plans to repeal and replace the Health Care Reform Law. However, it remains unclear how a repeal or replacements of these programs might affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

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

In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. As part of the workforce action plan, Joan C. Winterbottom, our vice president and chief human resources officer, will cease her employment with us effective in March 2017. With any change in leadership and reduction in force, there is a risk to retention of employees, as well as the potential for disruption to business operations, initiatives, plans and strategies.

Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, our setback with respect to rocapuldencel-T, the implementation of our workforce action plan and our limited cash resources. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we expect to reduce our workforce by 46 employees (or 38%) from 122 employees to 76 employees. The reduction in force, and the attrition that may occur following this reduction, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, the reduction in force may result in employees who were not affected by the reduction in force seeking alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Our Common Stock

Our executive officers, directors, affiliates of all officers and directors and other of our affiliates who own our outstanding common stock maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors, affiliates of our executive officers and directors and other of our affiliates beneficially own, in the aggregate, shares representing approximately 61.53% of our outstanding common stock as of February 28, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 39.52% of our outstanding common stock as of February 28, 2017. In addition, two members of our board of directors are closely associated with Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $1.05 and high of $13.97 during the period of February 7, 2014 through February 28, 2017. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our determination with regard to the next steps for our rocapuldencel-T clinical program based on our ongoing review of the preliminary ADAPT trial data set and our planned discussion with the FDA;

•	our cash resources;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of our product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In addition, pharmaceutical companies have experienced significant share price volatility in recent years, and securities class action litigation often follows a decline in the market price of a company’s securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

On March 14, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Middle District of North Carolina against us, our chief executive officer, our chief financial officer, and our vice president of finance, entitled Jeffrey Maurer et al. v. Argos Therapeutics, Inc., et al., Civil Action No. 1:17-cv-00216.  The lawsuit purports to be brought on behalf of an alleged class of those who purchased or otherwise acquired the Company’s securities between February 7, 2014 and February 21, 2017, and purports to allege claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The lawsuit generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the progress of the ADAPT Phase 3 clinical trial of rocapuldencel-T (AGS-003), the planned biologics licensing application for rocapuldencel-T and the prospects for approval.  The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, unspecified injunctive relief, and costs.  We believe that we have valid defenses to the litigation, and intend to engage in a vigorous defense.  However, an unfavorable resolution of any of this matter may have a material adverse effect on our results of operations and cash flows.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In our 2016 Annual Report on Form 10-K, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have two facilities located in Durham, North Carolina, where we occupy approximately 20,000 and 16,000 square feet, respectively, of office, laboratory and manufacturing space. Our leases expire in November 2017 and December 2021, respectively. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities, which we refer to as our Technology Drive and Patriot Center facilities.

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Caroline State University in Raleigh, North Carolina. We had intended to utilize this facility to manufacture rocapuldencel-T to support submission of a BLA to the FDA and to support initial commercialization of rocapuldencel-T.

To provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we had planned for to build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options with the developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended in.

Due to the recent IDMC recommendation to discontinue the ADAPT trial, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlords of our CTI facility and our Centerpoint facility regarding these leases. We believe that our current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

Item 3. Legal Proceedings

On March 14, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Middle District of North Carolina against us, our chief executive officer, our chief financial officer, and our vice president of finance, entitled Jeffrey Maurer et al. v. Argos Therapeutics, Inc., et al., Civil Action No. 1:17-cv-00216. The lawsuit purports to be brought on behalf of an alleged class of those who purchased or otherwise acquired the Company’s securities between February 7, 2014 and February 21, 2017, and purports to allege claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The lawsuit generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the progress of the ADAPT Phase 3 clinical trial of rocapuldencel-T (AGS-003), the planned biologics licensing application for rocapuldencel-T and the prospects for approval. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, unspecified injunctive relief, and costs. We believe that we have valid defenses to the litigation, and intend to engage in a vigorous defense.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “ARGS” and began trading on February 7, 2014. Prior to that, there was no public trading market for our common stock. As of March 9, 2017, there were 41,355,486 outstanding shares and 54 stockholders of record. This number does not include beneficial owners whose shares were held in street name. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported on the NASDAQ Global Market:

	2016
	High	Low
First quarter	$8.65	$1.83
Second quarter	$13.97	$4.75
Third quarter	$7.07	$3.75
Fourth quarter	$5.10	$3.45

	2015
	High	Low
First quarter	$10.56	$6.36
Second quarter	$9.64	$6.51
Third quarter	$6.98	$4.11
Fourth quarter	$6.35	$1.61

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between February 7, 2014, the date on which our common stock began trading on the NASDAQ Global Market, and December 31, 2016, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on February 7, 2014 of $8.00 per share as the initial value of our common stock.

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

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2014, 2015 and 2016, and the consolidated balance sheet data as of December 31, 2015 and 2016 from our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The consolidated statements of operations data for the years ended December 31, 2012 and 2013 and the consolidated balance sheet data as of December 31, 2012, 2013 and 2014 were derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The consolidated financial information reflects a one-for-six reverse stock split of our common stock effected on January 17, 2014, which has been retrospectively applied for all periods presented other than the years ended December 31, 2015 and 2016.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2012	2013	2014	2015	2016
Revenue	$7,039,010	$4,421,689	$1,974,019	$518,329	$945,468
Operating expenses:
Research and development	17,616,892	23,991,151	45,498,916	62,054,823	38,307,236
General and administrative	6,135,581	4,662,317	8,599,359	11,011,011	14,203,301
Impairment of property and equipment (1)	—	—	—	—	741,114
Operating loss	(16,713,463)	(24,231,779)	(52,124,256)	(72,547,505)	(52,306,183)
Other income (expense):
Interest income	4,604	7,184	66,580	25,382	57,326
Interest expense	(292,496)	(4,705)	(1,123,579)	(2,263,599)	(1,774,740)
Change in fair value of warrant liability (2)	4,916,785	355,352	—	—	1,007,352
Derivative (expense) income	1,036,403	—	—	—	—
Investment tax credits	694,331	—	140,556	—	—
Other expense	(117,494)	(47,615)	(265,239)	(2,799)	(11,865)
Other (expense) income, net	6,242,133	310,216	(1,181,682)	(2,241,016)	(721,927)
Net loss	(10,471,330)	(23,921,563)	(53,305,938)	(74,788,521)	(53,028,110)
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net loss attributable to Argos Therapeutics, Inc.	(10,471,330)	(23,921,563)	(53,305,938)	(74,788,521)	(53,028,110)
Accretion of redeemable convertible preferred stock	(351,371)	4,772,991	(863,226)	—	—
Less: Preferred stock dividend due to exchanges of preferred shares	—	(14,726,088)	—	—	—
Net loss attributable to common stockholders	$(10,822,701)	$(33,874,660)	$(54,169,164)	$(74,788,521)	$(53,028,110)
Basic and diluted net loss attributable to common stockholders per share	$(54.58)	$(147.37)	$(3.12)	$(3.66)	$(1.66)
Basic and diluted weighted average shares outstanding	198,306	229,865	17,367,665	20,457,245	32,005,718

(1)	Represents impairment loss on property and equipment held for sale in the year ended December 31, 2016; none present in other periods presented.

(2)	Represents gain on change in value of warrants classified as liabilities in the years ended December 31, 2012, 2013 and 2016; we had no such warrants outstanding classified as liabilities during the years ended December 31, 2014 and 2015.

Consolidated Balance Sheet Data:

	As of December 31,
	2012	2013	2014	2015	2016
Cash, cash equivalents and short-term investments	$12,363,736	$46,957,782	$56,239,937	$7,166,304	$52,973,376
Total assets	15,396,973	51,131,295	64,366,878	31,037,699	97,204,391
Total long-term liabilities	48,428	10,080,106	29,718,320	51,076,321	60,424,858
Redeemable convertible preferred stock	75,800,882	113,664,469	—	—	—
Total stockholders’ (deficit) equity	(68,567,710)	(75,776,593)	31,351,804	(28,201,435)	6,169,695

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

Overview

We are an immuno-oncology company focused on the development and commercialization of individualized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary precision immunotherapy technology platform called Arcelis.

Our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We opened the ADAPT trial for enrollment in January 2013, dosed the first patient in May 2013 and completed enrollment of the ADAPT trial in July 2015. In February 2017, the independent data monitoring committee for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. We have continued the ADAPT trial while we conduct our ongoing data review and have discussions with FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions. We are also currently supporting an investigator-initiated Phase 2 trial in patients with early stage RCC. Depending upon the results of our ongoing analysis of the data from the ADAPT trial and discussions with the FDA, and subject to our obtaining financing, we plan to support an investigator-initiated Phase 2 trial in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug for HIV eradication, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from our ongoing trial in adult HIV patients are favorable.

On March 3, 2017, we entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders, under our venture loan and security agreement, or the Loan Agreement, pursuant to which we paid, on or about March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement were paid in full, and the Loan Agreement and the notes thereunder were terminated.

As of December 31, 2016, we had cash and cash equivalents of $53.0 million and working capital of $24.9 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we entered into the payoff letter with the Lenders and paid the Lenders $23.1 million. In addition, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction contemplated by the plan and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint Gobain Performance Plastics Corporation, or Saint Gobain, and Invetech Pty Ltd, or Invetech, regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond April 2017. Therefore, we will need to raise additional capital by April 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through December 31, 2016, we have raised a total of $494.9 million in cash, including:

•	$331.7 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$105.3 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $53.3 million for the year ended December 31, 2014, $74.8 million for the year ended December 31, 2015 and $53.0 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $332.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

If we determine to proceed with the development of our product candidates, including rocapuldencel-T, we anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC, if we decide to do so following our ongoing review of the preliminary data set and discussions with the FDA;

•	continue to support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	support investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of our products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We have no external sources of funds other than our contract with the NIH and NIAID, as described under the section entitled NIH Funding below. We do not expect to generate significant additional funds or product revenue unless and until we successfully complete development, obtain marketing approval and commercialize our product candidates, either alone or in collaboration with third parties, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of rocapuldencel-T, AGS-004 or any of our other product candidates if we determine to continue our business operation. Until such time, if ever, as we can generate substantial product revenues, we expect to seek to finance our operating activities through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds through these means when needed, on favorable terms or at all.

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

We have recorded revenue of $38.1 million through December 31, 2016 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of December 31, 2016, there was up to $1.9 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Development and Commercialization Agreements

An important part of our business strategy is to enter into arrangements with third parties for the development and commercialization of our product candidates.

Pharmstandard.  In August 2013, in connection with the purchase of shares of our series E preferred stock by Pharmstandard, we entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, we granted Pharmstandard and its affiliates a license, with the right to sublicense, to develop, manufacture and commercialize rocapuldencel-T and other products for the treatment of human diseases, which are developed by Pharmstandard using our individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which we refer to as the Pharmstandard Territory. We also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products we may develop.

Under the terms of the license agreement, Pharmstandard licensed us rights to clinical data generated by Pharmstandard under the agreement and granted us an option to obtain an exclusive license outside of the Pharmstandard Territory to develop and commercialize improvements to our Arcelis technology generated by Pharmstandard under the agreement, a non-exclusive worldwide royalty-free license to Pharmstandard improvements to manufacture products using our Arcelis technology and a license to specified follow-on licensed products generated by Pharmstandard outside of the Pharmstandard Territory, each on terms to be negotiated upon our request for a license. In addition, Pharmstandard agreed to pay us pass-through royalties on net sales of all licensed products in the low single digits until it has generated a specified amount of aggregate net sales. Once the net sales threshold is achieved, Pharmstandard will pay us royalties on net sales of specified licensed products, including rocapuldencel-T, in the low double digits below 20%. These royalty obligations last until the later of the expiration of specified licensed patent rights in a country or the twelfth anniversary of the first commercial sale in such country on a country by country basis and no further royalties on specified other licensed products. After the net sales threshold is achieved, Pharmstandard has the right to offset a portion of the royalties Pharmstandard pays to third parties for licenses to necessary third party intellectual property against the royalties that Pharmstandard pays to us.

The agreement will terminate upon expiration of the royalty term, upon which all licenses will become fully paid up perpetual exclusive licenses. Either party may terminate the agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy and we may terminate the agreement if Pharmstandard challenges or assists a third party in challenging specified patent rights of ours. If Pharmstandard terminates the agreement upon our material breach or bankruptcy, Pharmstandard is entitled to terminate our licenses to improvements generated by Pharmstandard, upon which we may come to rely for the development and commercialization of rocapuldencel-T and other licensed products outside of the Pharmstandard Territory, and Pharmstandard is entitled to retain its licenses from us and to pay us substantially reduced royalty payments following such termination.

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of March 16, 2017, we had not entered into this manufacturing rights agreement or issued the warrants.

Green Cross.  In July 2013, in connection with the purchase of our series E preferred stock by Green Cross, we entered into an exclusive royalty-bearing license agreement with Green Cross. Under this agreement we granted Green Cross a license to develop, manufacture and commercialize rocapuldencel-T for mRCC in South Korea. We also provided Green Cross with a right of first negotiation for development and commercialization rights in South Korea to specified additional products we may develop.

Under the terms of the license, Green Cross has agreed to pay us $500,000 upon the initial submission of an application for regulatory approval of a licensed product in South Korea, $500,000 upon the initial regulatory approval of a licensed product in South Korea and royalties ranging from the mid-single digits to low double digits below 20% on net sales until the fifteenth anniversary of the first commercial sale in South Korea. In addition, Green Cross has granted us an exclusive royalty free license to develop and commercialize all Green Cross improvements to our licensed intellectual property in the rest of the world, excluding South Korea, except that, as to such improvements for which Green Cross makes a significant financial investment and that generate significant commercial benefit in the rest of the world, we are required to negotiate in good faith a reasonable royalty that we will be obligated to pay to Green Cross for such license. Under the terms of the agreement, we are required to continue to develop and to use commercially reasonable efforts to obtain regulatory approval for rocapuldencel-T in the United States.

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

Medinet.  In December 2013, we entered into a license agreement with Medinet. Under this agreement, we granted Medinet an exclusive, royalty-free license to manufacture in Japan rocapuldencel-T and other products using our Arcelis technology solely for the purpose of the development and commercialization of rocapuldencel-T and these other products for the treatment of mRCC. We refer to this license as the manufacturing license. In addition, under this agreement, we granted Medinet an option to acquire a nonexclusive, royalty-bearing license under our Arcelis technology to sell in Japan rocapuldencel-T and other products for the treatment of mRCC. We refer to the option as the sale option and the license as the sale license.

The sale option expired on April 30, 2016. As a result, Medinet may only manufacture rocapuldencel-T and these other products for us or our designee. We have agreed to negotiate in good faith a supply agreement under which Medinet would supply us or our designee with rocapuldencel-T and these other products for development and sale for the treatment of mRCC in Japan. During the term of the manufacturing license, we may not manufacture rocapuldencel-T or these other products for us or any designee for development or sale for the treatment of mRCC in Japan.

In consideration for the manufacturing license, Medinet paid us $1.0 million. Medinet also loaned us $9.0 million in connection with us entering into the agreement. We have agreed to use these funds in the development and manufacturing of rocapuldencel-T and the other products. Medinet also agreed to pay us milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to rocapuldencel-T and these products.

We borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0 % per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone with a $1.0 million payment was achieved in July 2015 and the second milestone with a $2.0 million payment was achieved in June 2016, reducing the outstanding principal of the loan as of December 31, 2016 to $6.0 million. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we cannot agree on the royalty rate, we have agreed to submit the matter to arbitration.

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

Lummy. On April 7, 2015, we and Lummy HK entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau. This agreement was subsequently amended in December 2016.

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

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and up to an aggregate of up to $20.5 million upon the achievement of manufacturing, regulatory and commercial milestones. The license agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the license agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. We may terminate the license agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of ours. If Lummy HK terminates the license agreement upon our material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to us and retain its licenses from us with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

Invetech. On October, 29, 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces the development agreement entered into by the parties as of July 20, 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, but such deferral may not exceed $5,000,000. We are paying these deferred fees (plus interest of 7% per annum) pursuant to an installment plan (eight installments payable within the first two years after December 31, 2016). We are currently renegotiating the terms of the development agreement related to the deferred fees, and are in discussions with Invetech regarding the repayment of the fees, including the potential conversion of some or all of the outstanding fees into equity of the Company.

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

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint Gobain, that was subsequently amended in December 2015 and 2016. Under the agreement, Saint-Gobain agreed to develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We expect total development fees and expenses incurred under the Saint-Gobain Agreement to be approximately $8.6 million, of which $2.1 million has been paid to date and $6.5 million has been accrued as of December 31, 2016. We have also agreed separately to purchase $3.5 million in Disposables under the agreement during 2017. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years by March 31, 2017. The Saint-Gobain agreement will continue until December 31, 2017, but can be terminated earlier by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone. We are currently in discussions with Saint Gobain regarding modification of the terms for the commercial supply agreement and payment of the development fees including a potential conversion of some or all of the outstanding fees into equity of the Company.

Cellscript. In December 2015, we entered into a development and supply agreement with Cellscript, LLC. Under the agreement, Cellscript has agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of our Arcelis -based products, and to manufacture and produce CD40L RNA.

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

Manufacturing

We currently have manufacturing suites located at our Technology Drive and Patent Center facilities in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities.

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We had intended to utilize this facility to manufacture rocapuldencel-T to support submission of a biologics license application, or BLA to the FDA and to support initial commercialization of rocapuldencel-T.

To provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we had planned to build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended in.

Due to the recent IDMC recommendation to discontinue the ADAPT study, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlords of our CTI facility and our Centerpoint facility regarding these leases. We believe that our current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

We expect that we would establish both manual and automated manufacturing processes in our commercial manufacturing facilities if we determine to build out such facilities. We had decided to delay the implementation of our automated manufacturing process until after initial commercialization of rocapuldencel-T, and thus planned to seek marketing approval of rocapuldencel-T and, if approved, to initially commercially supply rocapuldencel-T using our manual manufacturing process. Prior to implementing commercial manufacturing of rocapuldencel-T, we would be required to demonstrate that our commercial manufacturing facility is constructed and operated in accordance with current good manufacturing practice. We would also be required to show the comparability between rocapuldencel-T that we produce using the manual processes in our current facility and rocapuldencel-T produced using the manual process in our new facility.

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. During the years ended December 31, 2014, 2015 and 2016, substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Research and Development Expenses

Since our inception in 1997, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions;

•	fees paid to consultants and clinical research organizations, or CROs, including in connection with our clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	commercial manufacturing development consisting of costs incurred under our development agreement with Invetech under which Invetech has agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products;

•	allocation of facility lease and maintenance costs;

•	costs incurred under our development agreement with Saint-Gobain to develop a range of disposables for use in the automated production system;

•	depreciation of leasehold improvements, laboratory equipment and computers;

•	costs related to production of product candidates for clinical trials;

•	costs related to compliance with regulatory requirements;

•	consulting fees paid to third parties related to non-clinical research and development;

•	costs related to stock options or other share-based compensation granted to personnel in research and development functions; and

•	acquisition fees, license fees and milestone payments related to acquired and in-licensed technologies.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Commercial manufacturing development costs consist primarily of costs incurred under our development agreement with Invetech to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products. We have been developing rocapuldencel-T and AGS-004 in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, share-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. If the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Particularly in light of the recent recommendation by the IDMC to discontinue the ADAPT study due to futility, we expect that the continued development of rocapuldencel-T, which is contingent upon our ongoing review of the preliminary data set from the ADAPT study and discussions with the FDA, will be significantly more costly, and take a significantly longer period of time, than we had previously anticipated.

Rocapuldencel-T

We are developing rocapuldencel-T for the treatment of mRCC and other cancers. We are currently conducting the ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC, versus sunitinib / targeted therapy alone, in a protocol developed under an SPA with the FDA. We opened the ADAPT trial for enrollment in January 2013 and dosed the first patient in May 2013. In July 2015 we completed enrollment in the trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the ADAPT trial protocol, these patients were randomized between the rocapuldencel-T plus sunitinib / targeted therapy combination arm and the sunitinib / targeted therapy alone control arm on a two-to-one basis. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with our clinical and scientific advisors, we are analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. We have continued the ADAPT trial while we conduct our ongoing data review and have discussions with the FDA. We expect that we will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions.

We are supporting investigator initiated Phase 2 clinical trials designed to evaluate treatment with rocapuldencel-T in patients with early stage RCC prior to nephrectomy and plan to support investigator initiated Phase 2 clinical trials of rocapuldencel-T in mRCC and muscle invasive bladder cancer, depending upon the results of our ongoing analysis of the data from the ADAPT trial and discussions with the FDA, and subject to our obtaining financing.

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

We are supporting an investigator-initiated clinical trial of AGS-004 in adult HIV patients to evaluate the use of AGS-004 in combination with the latency reversing drug vorinostat for the eradication of HIV at the University of North Carolina. Vorinostat is marketed under the name Zolinza by Merck & Co. Inc. for the treatment of cutaneous T-cell lymphoma. This trial is being conducted in two stages. Stage 1 of this trial, which was designed to study immune response kinetics to AGS-004 in patients on continuous ART, has been completed. Data from Stage 1 were used to better define the optimal dosing strategy for the combination of AGS-004 and vorinostat in the ongoing Stage 2 phase of this trial. We expect that up to 12 adult HIV patients will be studied in Stage 2. These patients will receive alternating courses of AGS-004 and vorinostat, and will continue ART throughout the study. In July 2016, the first patient in Stage 2 was dosed. The patient clinical costs for the first stage of this trial were funded by Collaboratory of AIDS Researchers for Eradication, or CARE. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial..

We also plan to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, we plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing. Assuming the supportive data and the necessary approvals are obtained, we expect to come to a decision on whether to conduct this trial in 2017.

Commercial Manufacturing Development

Commercial manufacturing development costs consist primarily of costs incurred under our development agreement with Invetech to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products and our development agreement with Saint-Gobain to develop a range of disposables for use in the automated production system.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational and finance, information technology and human resources functions. Other significant general and administrative expenses include allocation of facilities costs, professional fees for accounting and legal services, premiums for directors’ and officers’ insurance and other insurance policies, expenses associated with obtaining and maintaining patents, and expenses incurred as a result of operating as a public company.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense consists primarily of cash and non-cash interest costs related to our debt. During the years ended December 31, 2014, 2015 and 2016, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013, and interest from the Loan Agreement entered into in September 2014.

Venture Loan and Security Agreement. In September 2014, we entered into the Loan Agreement with the Lenders under which we could borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million on August 7, 2015, following completion of enrollment of the ADAPT trial. The per annum interest rate for each tranche was a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate, or LIBOR, exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%. This loan was fully discharged on March 7, 2017 with the payment of $23.1 million and the issuance of 100,000 five-year warrants with a strike price of $1.30 per share. On March 6, 2017, we paid a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement.

Medinet. In December 2013, in connection with the license agreement with Medinet, as described in Note 11 to our consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data,” we borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owed under the loan as of December 18, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we and Medinet cannot agree on the royalty rate, Medinet has agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, we allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, we recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. As of December 31, 2014, we recorded $7.6 million to notes payable, including $0.7 million accrued interest recorded during the year ended December 31, 2014. During the year ended December 31, 2015, we recognized a $1.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, we recorded $7.5 million to notes payable, including $1.3 million of accrued interest. During the year ended December 31, 2016, we recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, we recorded $6.4 million to notes payable, including $1.8 million of accrued interest.

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

Our license agreements with Pharmstandard, Green Cross, Medinet and Lummy HK provide for and any future license agreements we may enter into may provide for, milestone payments. Revenues from milestones, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation.

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

Liability for Warrants and the Related Changes in Fair Value

On August 2, 2016, we issued warrants to purchase 6,818,181 shares of common stock at an exercise price of $5.50 expiring on August 2, 2021 or the August 2016 Warrants, in connection with the Company’s follow-on offering. The August 2016 Warrants had an original life of five years and remain outstanding as of December 31, 2016. The August 2016 Warrants include provisions that could require cash settlement and are therefore recorded as a liability on our balance sheet at their estimated fair value on the date of issuance. As of the end of each subsequent reporting period, the August 2016 Warrants are required to be recorded at fair value. Changes in fair value from the previous reporting period are recorded as a gain or loss in other income or expense in our statement of operations. If the August 2016 Warrants increase in fair value from the previous reporting period, the liability increases and a loss is recorded. Conversely, if the August 2016 Warrants decrease in fair value, the liability decreases and a gain is recorded.

The fair value of the August 2016 Warrants is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are estimates and assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. Our estimates underlying the assumptions used in the Black-Scholes valuation model are subject to risks and uncertainties. These estimates and assumptions may change over time and such changes will affect the fair value of the August 2016 Warrants.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the expected life of the August 2016 Warrants. An increase in the risk-free interest rate will increase the value of the August 2016 Warrants. The dividend yield percentage is zero because we neither currently pay dividends nor do we intend to do so during the expected term of the August 2016 Warrants. Expected stock price volatility is based on an average of several peer public companies because we do not have sufficient history of volatility of our common stock as a public company. An increase in the expected stock price volatility will increase the value of the August 2016 Warrants. The expected life of the August 2016 Warrants is assumed to be equivalent to their remaining contractual term. As the expected life of the August 2016 Warrants decreases, so will the fair value. The assumptions used to value the August 2016 Warrants on the date of issuance and as of December 31, 2016 were as follows:

	August 2, 2016	December 31, 2016

Exercise price of warrants	$5.50	$5.50
Closing underlying stock price on date of valuation	$4.99	$4.90
Expected stock price volatility	84%	84%
Expected life (in years)	5.00	4.58
Risk-free interest rate	1.07%	1.93%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$3.22	$3.07
Total liability for warrants on the balance sheet	$21,933,413	$20,926,061
Decrease in fair value during the year ended December 31, 2016		$1,007,352

Share-Based Compensation

In accordance with ASC 718, Stock Compensation, we record the fair value of stock options, restricted stock awards and other share-based compensation issued to employees as of the grant date as compensation expense. We recognize expense over the requisite service period, which is typically the vesting period. For non-employees, we also record stock options, restricted stock awards and other share-based compensation issued to these non-employees at their fair value as of the grant date. We then periodically remeasure the awards to reflect the current fair value at each reporting period and recognize expense over the related service period.

We calculate the fair value of share-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant.

•	We do not have sufficient history to estimate the volatility of our common stock price. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

•	The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.

•	The expected term represents the period that the share-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

•	We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions that we used in the Black-Scholes option-pricing model for the years ended December 31, 2014, 2015 and 2016, are set forth below:

	2014	2015	2016
Risk-free interest rate	2.26%	2.05%	1.50%
Dividend yield	0%	0%	0%
Expected option term (in years)	7	7	7
Volatility	96%	87%	82%

Prior to February 7, 2014, the date our common stock began publicly trading following our initial public offering, the fair value of our common stock for purposes of determining the exercise price for stock option grants was determined by our board of directors, with the assistance and upon the recommendation of management, in good faith based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation , or the Practice Aid. Since our initial public offering, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Results of Operations – Year-Over-Year Comparisons

The following table summarizes the results of our operations for each of the years ended December 31, 2014, 2015 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		$	%	Year Ended December 31,		$	%
	2015	2016	Change	Change	2014	2015	Change	Change
	(in thousands)
Revenue	$518	$945	$427	82.4%	$1,974	$518	$(1,456)	(73.8)%
Operating expenses:
Research and development	62,055	38,307	(23,748)	(38.3)%	45,499	62,055	16,556	36.4%
General and administrative	11,011	14,203	3,192	29.0%	8,599	11,011	2,412	28.1%
Impairment of property and equipment	—	741	741	*	—	—	—	*

Total operating expenses	73,066	53,251	(19,815)	(27.1)%	54,098	73,066	18,968	35.1%

Loss from operations	(72,548)	(52,306)	20,242	(27.9)%	(52,124)	(72,548)	(20,424)	39.2%

Interest income	25	57	32	(128.0)%	67	25	(42)	(62.7)%
Interest expense	(2,264)	(1,775)	489	(21.6)%	(1,124)	(2,264)	(1,140)	101.4%
Change in fair value of warrant liability	—	1,007	1,007	*	—	—	—	*
Investment tax credits	—	—	—	*	141	—	(141)	*
Other expense	(2)	(11)	(9)	*	(266)	(2)	264	*

Net loss	$(74,789)	$(53,028)	$21,761	(29.1)%	$(53,306)	$(74,789)	$(21,483)	40.3%

 _______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $0.5 million for the year ended December 31, 2015, compared with $0.9 million for the year ended December 31, 2016, an increase of $0.4 million, or 82.4%. The $0.4 million increase for the year ended December 31, 2016 resulted from higher reimbursement under our NIH and NIAID contract and was primarily related to the achievement of certain specified development milestones under such arrangement during 2016.

Revenue was $2.0 million for the year ended December 31, 2014, compared with $0.5 million for the year ended December 31, 2015, a decrease of $1.5 million, or 73.8%. The $1.5 million decrease for the year ended December 31, 2015 resulted from lower reimbursement under our NIH and NIAID contract as there was decreased activity with respect to our Phase 2b clinical trial of AGS-004 during 2015.

Research and Development Expenses

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Research and development expenses also include commercial manufacturing development costs consisting primarily of costs incurred under our development agreements with Invetech to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products and our development agreement with Saint-Gobain to develop a range of disposables to be used in both our manual and automated manufacturing processes. We have been developing rocapuldencel-T and AGS-004 in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, share-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$16,940	$22,503	$11,031
AGS-004	903	289	266
Other	131	40	12
Total direct research and development program expense	17,974	22,832	11,309
Commercial manufacturing development	11,588	17,926	3,400
Indirect research and development expense	15,937	21,297	23,598
Total research and development expense	$45,499	$62,055	$38,307

Research and development expenses were $62.1 million for the year ended December 31, 2015, compared with $38.3 million for the year ended December 31, 2016, a decrease of $23.7 million, or 38.3%. The decrease in research and development expense reflects an $11.5 million decrease in direct research and development expense, a $14.5 million decrease in commercial manufacturing development expense and a $2.3 million increase in indirect research and development expense. The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased from $22.5 million for the year ended December 31, 2015 to $11.0 million in the year ended December 31, 2016 primarily reflecting the completion of patient enrollment in the ADAPT trial of rocapuldencel-T in July 2015; and

•	Direct research and development expense with respect to AGS-004 was not significantly different in the year ended December 31, 2015 compared with the year ended December 31, 2016.

The $14.5 million decrease in research and development expense related to our commercial manufacturing development efforts reflect our determination during the fourth quarter of 2015 to significantly reduce our spending and activity related to the automated manufacturing process.

The $2.3 million increase in indirect research and development expense was primarily due to higher personnel costs of $1.1 million. In April 2016, we effected a reduction in force that resulted in termination costs for severance and the partial acceleration of certain stock options of $1.2 million in personnel costs. Additionally, occupancy costs were $0.7 million higher during 2016 primarily due to rent incurred under the TKC lease agreement and higher depreciation. We had 118 employees engaged in research and development activities as of December 31, 2015 compared with 99 employees as of December 31, 2016.

Research and development expenses were $45.5 million for the year ended December 31, 2014, compared with $62.1 million for the year ended December 31, 2015, an increase of $16.6 million, or 36.4%. The increase in research and development expense reflects a $4.9 million increase in direct research and development expense, a $6.3 million increase in commercial manufacturing development expense and a $5.4 million increase in indirect research and development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T increased from $16.9 million in the year ended December 31, 2014 to $22.5 million in the year ended December 31, 2015. This increase was primarily due to increased patient enrollment in the ADAPT trial during 2015 as compared with 2014 and a payment during 2015 of $2.1 million in common stock for activities related to our master process development and supply agreement with Cellscript LLC; and

•	Direct research and development expense with respect to AGS-004 decreased from $0.9 million in the year ended December 31, 2014 to $0.3 million in the year ended December 31, 2015 primarily due to the decreased activity around our Phase 2b clinical trial of AGS-004.

The $6.3 million increase in research and development expense related to our commercial manufacturing development efforts reflect commencement of our commercial manufacturing development efforts during the first quarter of 2014, which activity increased progressively during 2014 and 2015.

The $5.4 million increase in indirect research and development expense was primarily due to higher personnel costs, as we had 97 employees engaged in research and development activities as of December 31, 2014 compared with 118 employees as of December 31, 2015.

General and Administrative Expenses

General and administrative expenses were $11.0 million for the year ended December 31, 2015, compared with $14.2 million for the year ended December 31, 2016, an increase of $3.2 million or 29.0%. This increase was primarily due to an additional $1.8 million in personnel costs, including salaries, bonuses, benefits and share-based compensation, $1.3 million of additional outside services resulting primarily from the use of additional consultants and, contracted services and legal fees related to patent matters. Additionally, occupancy expenses related to additional rent expense increased $0.2 million and registration fees increased $0.1 million. These increases were partially offset by a $0.3 million decrease in software and computer supplies expense as our new enterprise resource planning system, or ERP system, was implemented in 2015 and a $0.1 million decrease in marketing expenses.

General and administrative expenses were $8.6 million for the year ended December 31, 2014, compared with $11.0 million for the year ended December 31, 2015, an increase of $2.4 million or 28.1%. This increase was primarily due to an additional $1.7 million in personnel costs, including salaries, benefits and share-based compensation, additional consulting costs resulting from the implementation of a new ERP system, and an increase of $0.2 million in expenses relating to our status as a public company, including liability and directors’ and officers’ insurance and registration and service fees.

Impairment Loss on Property and Equipment

We recognized an impairment loss on property and equipment of $0.7 million for the year ended December 31, 2016, compared with $0 for the years ended December 31, 2015 and 2014. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable. During 2016, we changed our manufacturing plans for the product launch rocapuldencel-T. If we are able to successfully develop rocapuldencel-T, we currently plan to use a fully manual manufacturing process for product launch of rocapuldencel-T and then transition to a semi-automated manufacturing process following product launch and commercialization. Prior to 2016, we planned to use a semi-automated manufacturing process for product launch. As a result of this change in plans for manufacturing rocapuldencel-T, we determined in the fourth quarter of 2016 that we will not require three isolator machines that were under construction and in various stages of completion by a vendor for the semi-automated manufacturing process. During the fourth quarter of 2016, we signed an agreement with the vendor to attempt to sell the three isolator machines on our behalf to third parties at prices less than our carrying value. Accordingly, we determined that the fair value of these three isolator machines was $1,452,172 as of December 31, 2016 and an impairment loss of $741,114 was recognized during the year ended December 31, 2016.

Interest Expense

Interest expense was $2.3 million for the year ended December 31, 2015, compared with $1.8 million for the year ended December 31, 2016, resulting in a decrease of $0.5 million. The decrease primarily resulted from the capitalization of interest payments on our debt related to construction in progress during 2016.

Total interest cost during the year ended December 31, 2016 was $3.8 million, which included $2.0 million of capitalized interest related to construction-in-progress. Total interest cost during the year ended December 31, 2015 was $3.1 million, which included $0.9 million of capitalized interest related to construction-in-progress. Interest capitalized to construction-in-progress is not included in interest expense.

Interest expense was $1.1 million for the year ended December 31, 2014, compared with $2.3 million for the year ended December 31, 2015. The increase in interest expense primarily resulted from higher outstanding indebtedness under the Loan Agreement during 2015.

Change in Fair Value of Warrant Liability

Gain from the change in fair value of the warrant liability was $1.0 million for the year ended December 31, 2016, compared with $0 for the years ended December 31, 2015 and 2014. The 2016 amount represented the decrease in the fair value of our warrant liability during the year ended December 31, 2016 for the warrants issued in August 2016 Warrants. The August 2016 Warrants contain provisions that could require cash settlement and are recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The fair value of the August 2016 Warrants declined by $1.0 million from an initial valuation of $21.9 million to $20.9 million during the year ended December 31, 2016 primarily due to a slight decline in the price of our common stock and a shorter expected life of the August 2016 Warrants (see Note 9 to our Financial Statements in Item 8. Financial Statements and Supplementary Data). There were no warrants classified as a liability to purchase common stock outstanding during the years ended December 31, 2014 or 2015.

Investment Tax Credits

Other income of $140,556 was recognized during the year ended December 31, 2014 for scientific research and experimental development, or SR&ED, investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received. No such credits were received during the years ended December 31, 2015 or 2016.

Other Expense

Other expense totaled $265,239, $2,799 and $11,865 for the years ended December 31, 2014, 2015 and 2016, respectively. Under a previous loan and security agreement to which we were a party, we had agreed to pay a success fee of $200,000 upon consummation of a liquidity event, including an initial public offering. Our initial public offering closed on February 12, 2014. Accordingly, this fee was paid in March 2014 and was recorded in Other expense on the consolidated statement of operations during the year ended December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, we had cash and cash equivalents of $53.0 million and working capital of $24.9 million.

Since our inception in May 1997 through December 31, 2016, we have funded our operations principally with $331.7 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $105.4 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

We made payments with respect to the first tranche of $12.5 million on an interest-only basis monthly through October 31, 2016, and, prior to the payoff letter, had been making monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 would have been due on September 30, 2018, or such earlier date specified in the Loan Agreement. Prior to the payoff letter, we had agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 would have been due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, prior to the payoff lettert, we had agreed that if we repaid all or a portion of the loan prior to the applicable maturity date, we would pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets other than our intellectual property. We also had agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

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

On March 3, 2017, we entered into a payoff agreement with the Lenders, pursuant to which we paid, on or about March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff agreement, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement were deemed paid in full.

Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement will be deemed paid in full, and the Loan Agreement and the notes thereunder will be terminated.

Lummy License Agreement. On April 7, 2015, we and Lummy HK entered into a license agreement, or the License Agreement, whereby we granted to Lummy HK an exclusive license to our Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. This agreement was subsequently amended in December 2016.

In connection with the License Agreement, we entered into stock purchase agreements with Tianyi Lummy and China BioPharma of which Lummy HK’s parent company is an affiliate and limited partner, respectively. Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million. The purchasers also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20.0 million, within 31 days of and subject to reaching full enrollment of our ADAPT trial of rocapuldencel-T for the treatment of mRCC, receiving a recommendation of the review board for the continuation of our ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for rocapuldencel-T to the manufacturing process used by us in our ADAPT trial. However, in March 2016, in connection with the agreement by Tianyi Lummy and China BioPharma to purchase approximately $10.0 million of shares of our common stock and warrants in our PIPE financing described below, we agreed they would have no further obligation to purchase shares pursuant to the purchase agreements.

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing was to take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375. At the closing of the second tranche in June 2016, we sold and the investors purchased, for a total purchase price of $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche. The warrants issued in each closing have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, had also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, Pharmstandard could be required to purchase at a third closing up to approximately $10.3 million of shares of common stock (without warrants). The dollar amount committed to be purchased by Pharmstandard at the third closing was subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations. The net proceeds received from the follow-on public offering that closed on August 2, 2016 reduced in full the dollar amount committed to be purchased in the third tranche (see Item 1. Note 8 to the Financial Statements), and as a result we have no further ability to effect the closing of, and Pharmstandard has no further obligation to purchase shares in, a third tranche of the private placement financing.

In connection with entering into the securities purchase agreement, we entered into a registration rights agreement with the investors pursuant to which we agreed to register for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

At-the-market Offering. On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125,000,000 of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants. We simultaneously entered into a Sales Agreement with Cowen and Company LLC, or Cowen, to provide for the offering, issuance and sale of up to $30,000,000 of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to the 2015 Shelf. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. During the year ended December 31, 2016, we had sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs.

Follow-On Public Offering. On August 2, 2016, we issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to us of the offering was $48.2 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,241)	$(61,021)	$(40,677)
Investing activities	(7,789)	8,923	(14,327)
Financing activities	56,966	21,062	101,810
Effect of exchange rate changes on cash	(10)	(24)	4
Net increase (decrease) in cash and cash equivalents	$3,926	$(31,060)	$46,810

Operating Activities. Net cash used in operating activities of $45.2 million during the year ended December 31, 2014 was primarily a result of our $53.3 million net loss, partially offset by non-cash items of $4.4 million and changes in operating assets and liabilities of $3.7 million. These non-cash items primarily consisted of depreciation and amortization of $0.6 million, share-based compensation expense of $3.0 million and interest accrued on long-term debt of $0.7 million. The long-term portion of accrued manufacturing research and development expenses increased by $3.7 million.

Net cash used in operating activities of $61.0 million during the year ended December 31, 2015 was primarily a result of our $74.8 million net loss, partially offset by non-cash items of $7.2 million and changes in operating assets and liabilities of $6.6 million. These non-cash items primarily consisted of depreciation and amortization expense of $0.7 million, share-based compensation expense of $4.0 million, payment for research and development services by issuing common stock of $2.1 million and amortization of debt issuance costs and debt discount of $0.3 million. In addition, accrued expenses increased by $0.8 million, prepaid expenses and other receivables decreased by $0.2 million, long-term deferred liabilities increased by $1.5 million and the long-term portion of our manufacturing research and development obligation increased by $4.3 million, which were partially offset by a decrease in accounts payable of $0.1 million.

Net cash used in operating activities of $40.7 million during the year ended December 31, 2016 was primarily a result of our $53.0 million net loss, partially offset by non-cash items of $6.2 million and changes in operating assets and liabilities of $6.1 million. The non-cash items primarily reflect depreciation and amortization expense of $1.0 million, share-based compensation expense of $5.1 million, common stock issued as payment for services of $0.3 million, an impairment loss on property and equipment of $0.7 million and amortization of debt discount of $0.1 million, partially offset by the non-cash gain on the fair value of the warrant liability of $1.0 million. Accrued expenses increased by $4.9 million, accounts payable increased by $1.2 million and the manufacturing research and development obligation increased by $0.4 million, which increases were partially offset by an increase in prepaid expenses and other receivables of $0.3 million and a decrease in deferred liabilities of $0.1 million.

Investing Activities. Net cash (used in) provided by investing activities amounted to ($7.8) million, $8.9 million and ($14.3) million for the years ended December 31, 2014, 2015 and 2016, respectively. Cash used in and provided by investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases and maturities of short-term investments. Cash Cash used in investment activities during the year ended December 31, 2014 consisted of $1.1 million for the purchase of property and equipment, $25.6 million of purchases of short-term investments with funds received in our initial public offering and the payment of $1.3 million to a restricted cash account securing a letter of credit, partially offset by $20.2 million in proceeds from maturities of short-term investments. Cash provided by investing activities during the year ended December 31, 2015 included $20.7 million in proceeds from maturities of short-term investments and the receipt of $0.6 million from a restricted cash account securing a letter of credit, partially offset by purchases of property and equipment of $9.7 million and purchases of short-term investments of $2.7 million. Cash used in investment activities during the year ended December 31, 2016 consisted of $15.3 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments.

Financing Activities. Net cash provided by financing activities amounted to $57.0 million, $21.1 million and $101.8 million for the years ended December 31, 2014, 2015 and 2016, respectively. Cash provided by financing activities for the year ended December 31, 2014 consisted primarily of proceeds of $49.8 million from the sale of common stock in our initial public offering, which closed on February 12, 2014 and $12.5 million of loan proceeds from our Loan Agreement, which closed on September 29, 2014, partially offset by stock and debt issuance costs totaling $5.3 million, and payments on other notes payable of $51,481. Cash provided by financing activities for the year ended December 31, 2015 consisted of $12.5 million of loan proceeds from our Loan Agreement, proceeds of $8.6 million from the sale of common stock and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $35,480 of payments on notes payable. Cash provided by financing activities for the year ended December 31, 2016 consisted primarily of proceeds of $105.2 million from the issuance and sale of common stock and warrants under our PIPE financing and our follow-on public offering and from the issuance and sale of common stock pursuant to the Sales Agreement. Additionally, cash provided by financing activities during the year ended December 31, 2016 also included $0.3 million of proceeds from the exercise of common stock warrants, and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $2.4 million from the payment of stock issuance costs, $1.6 million in payments on notes payable and $0.2 million in payments on our facility lease obligation and capital lease obligations.

Significant Changes in Consolidated Balance Sheet as of December 31, 2016 Compared with December 31, 2015

Property and equipment, net, as of December 31, 2016 increased by $20.1 million from December 31, 2015 primarily due to $16.2 million of construction-in-progress related to our planned manufacturing facilities and a $2.5 million increase in computer software related to the implementation of our new enterprise resource planning system. Accounts payable and accrued expenses as of December 31, 2016 increased by $8.8 million from December 31, 2015 primarily due to increases in purchases of property and equipment and accrued year-end bonuses. As of December 31, 2016, we also recognized liabilities for capital lease obligations of $2.3 million and for warrants of $20.9 million. We did not have these liabilities as of December 31, 2015.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, rocapuldencel-T or AGS-004. Despite our cost containment measures, including the recent workforce reduction, we expect that our ongoing expenses will be substantial and may increase in connection with our ongoing activities, particularly if and as we continue our ADAPT trial of rocapuldencel-T pending our ongoing data review and discussions with the FDA, consider initiating additional clinical trials of rocapuldencel-T and AGS-004 provided that our ongoing data review and discussions with the FDA are supportive, and, provided that we continue the development of our programs, seek regulatory approval for our product candidates and lease, build out and equip a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we entered into a payoff letter with the Lenders and paid the Lenders a total of $23.1 million, representing the principal balance and accrued interest outstanding under the loan agreement in repayment of our outstanding obligations under the loan agreement. In addition, in March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction contemplated by the plan and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint Gobain and Invetech regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond April 2017. Therefore, we will need to raise additional capital by April 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Our future capital requirements will depend on many factors, including:

•

our determination as to the next steps for the rocapuldencel-T program, following our analysis of the preliminary ADAPT trial data set and our discussions with the FDA regarding our pivotal Phase 3 ADAPT clinical trial;

•	the program and results of our ongoing and planned investigator initiated clinical trials of rocapuldencel-T that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trials of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay approximately $5.8 million in fees remaining outstanding under our commercial arrangement with Invetech and $4.0M under our development agreement with Saint Gobain;

•	our ability to renegotiate our purchase obligation of $3.5 million with Saint Gobain;

•	the potential need to repay the $6.0 million in principal remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases for existing facilities and equipment	$374	$370	$4	$—	$—
Facility lease obligation for Centerpoint facility	5,385	582	1,204	1,259	2,340
Notes payable to Horizon Technology and Fortress Credit	24,688	11,458	13,230	—	—
Interest on notes payable to Horizon Technology and Fortress Credit	2,357	1,749	608	—	—
Final payment to Horizon Technology and Fortress Credit	1,250	—	1,250	—	—
Note payable to Medinet, including interest	7,480	—	7,480	—	—
Capital lease obligations	4,053	395	791	791	2,076
Other notes payable, including interest	35	19	16	—	—
Amount due under development agreement with Invetech	8,480	3,653	4,827	—	—
Amount due under development agreement with Saint Gobain	4,000	4,000	—	—	—
Purchase obligation with Saint-Gobain	3,500	3,500	—	—	—
Total	$61,602	$25,726	$29,410	$2,050	$4,416

In August 2014, we entered into a ten-year lease agreement with renewal options with a developer, TKC LXXII, LLC, or TKC. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which we refer to as Centerpoint. We intended this facility to house our corporate headquarters and commercial manufacturing. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing arrangements.

Under the Lease Agreement, we had an option to purchase the property. In February 2015, we exercised this purchase option and entered into a Purchase and Sale Agreement with TKC. The purchase price to be paid by us was $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by us, for which we have paid $1.7 million as of December 31, 2016, and the amount of any improvement allowances advanced to us by TKC prior to the closing. Under the terms of the Purchase and Sale Agreement, we had until October 31, 2016 to consummate the purchase of the property. We did not purchase the property by such date. As a result, we have no further right to purchase the property and will remain subject to the lease under the Lease Agreement.

In January 2017, the Company entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, NC. The Company had intended to utilize this facility to prepare for a biologics license application, or BLA, to the U.S. Food & Drug Administration and to support initial commercialization of rocapuldencel-T. The Company had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. However, due to the IDMC recommendation in February 2017 to discontinue the ADAPT study, the Company is currently reassessing its manufacturing plans.

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Caroline State University in Raleigh, North Carolina. We had intended to utilize this facility to manufacture rocapuldencel-T to support submission of a biologics license application, or BLA to the FDA and to support initial commercialization of rocapuldencel-T.

Due to the recent IDMC recommendation to discontinue the ADAPT trial, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlords of our CTI facility and our Centerpoint facility regarding these leases. We believe that our current Technology Drive facility is sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

In September 2014, we entered into the Loan Agreement with the Lenders under which we could borrow up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and the second tranche of $12.5 million in August 2015. On March 6, 2017, we paid a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. See “Liquidity and Capital Resources – Sources of Liquidity” for additional information regarding the Loan Agreement.

In October 2014, we entered into a development agreement, or the Invetech Development Agreement with Invetech. The Invetech Development Agreement supersedes and replaces the development agreement entered into by the parties in July 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis.

Invetech has agreed to defer 30% of its fees, but such deferral will not exceed $5.0 million. We are paying these deferred fees (plus interest of 7% per annum) pursuant to an installment plan (eight installments payable within the first two years after December 31, 2016).  We are currently in discussions with Invetech regarding the repayment of the fees, including the potential conversion of some or all of the outstanding fees into equity of the Company.

The Invetech Development Agreement requires the parties to discuss in good faith Invetech’s supply of Production Systems for use in manufacturing commercial product. We have an obligation to purchase $25.0 million worth of Production Systems, components, subsystems and spare parts for commercial use (not reflected in the table above because it would not be due if we terminated the agreement). Once that obligation has been satisfied, we have the right to have a third party supply Production Systems for use in manufacturing commercial product provided that Invetech has a right of first refusal with respect to any offer by a third party and we may not accept an offer from a third party unless that offer is at a price that is less than that offered by Invetech and otherwise under substantially the same or better terms. We will own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein under which we will have a license). The Invetech Development Agreement will continue until the completion of the development of the Production Systems. The Invetech Development Agreement can be terminated early by either party because of a technical failure or by us without cause.

In January 2015, we entered into a development agreement with Saint-Gobain that was subsequently amended in December 2015 and 2016. Under the agreement, Saint-Gobain will develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. Total development fees and expenses incurred under the Saint-Gobain Agreement are approximately $8.6 million, of which $2.1 million has been paid to date and $6.5 million has been accrued as of December 31, 2016. We have also agreed separately to purchase $3.5 million in Disposables under the agreement during 2017. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years by March 31, 2017. The Saint-Gobain agreement will continue until December 31, 2017, but can be terminated earlier by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone. We are currently in discussions with Saint Gobain regarding modification of the terms for the commercial supply agreement and payment of the development fees, including a potential conversion of some or all of the outstanding fees into equity of the Company.

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

Net Operating Losses

As of December 31, 2016, we had U.S. federal and state, and Canadian federal and provincial net operating loss carryforwards of $246,143,600, $290,665,700, $5,660,400, and $5,660,400, respectively. These net operating loss carryforwards begin to expire in 2018, 2017, 2026 and 2026, respectively. As of December 31, 2016, we also had unlimited Luxembourg net operating loss carryforwards of $124,800. As of December 31, 2016, we had U.S. federal and state tax credit carryforwards of $7,481,300 and $340,400, respectively. These credit carryforwards begin to expire in 2020 and 2024, respectively. As of December 31, 2016, we had Canadian investment tax credit carryforwards of $30,400 that begin to expire in 2024. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three-year testing period. We believe that we experienced an ownership change during 2014 under Section 382. Due to the Section 382 limitation resulting from the ownership change, $28.2 million of our U.S federal net operating losses are expected to expire unused. Additionally, our U.S. federal tax credits and state net operating losses may be limited. The amount of U.S. federal net operating losses expected to expire due to the Section 382 limitation has been derecognized in our consolidated financial statements as of December 31, 2016. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

As of December 31, 2016, we have received $2.9 million in refunds through scientific research and experimental development tax credits through our consolidated subsidiary in Canada.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the financial statement schedule required by this item, together with the report of our independent registered public accounting firm and the notes to our financial statements, appear on pages F-1 through F-35 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our vice president of finance, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on our executive officers is presented below. For the other information required by this item, see our definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 2017, which information is incorporated into this report by reference.

MANAGEMENT

The following table sets forth the name, age and position of each of our executive officers as of February 17, 2017.

Name	Age	Position
Jeffrey D. Abbey	54	President, Chief Executive Officer and Director
Charles A. Nicolette, Ph.D.	54	Chief Scientific Officer and Vice President of Research and Development
Richard D. Katz, M.D.	53	Vice President and Chief Financial Officer
Lee F. Allen, M.D., Ph.D.	65	Chief Medical Officer
Lori R. Harrelson	47	Vice President of Finance
Joan C. Winterbottom (1)	60	Chief Human Resources Officer

______________

(1)	As part of the workforce action plan, Joan C. Winterbottom will cease her employment with us effective in March 2017.

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

Richard D. Katz, M.D. has served as our vice president and chief financial officer since July 2016. Prior to joining us, Dr. Katz served as chief financial officer for Viamet Pharmaceuticals, Inc., a biotechnology company, from February 2011 to May 2016. Dr. Katz also served as chief financial officer at Icagen, Inc., a biotechnology company, from April 2001 to November 2011. Prior to Icagen, Dr. Katz served as a vice president in the healthcare group at Goldman, Sachs & Company. Dr. Katz received an A.B. magna cum laude from Harvard University, an M.D. from the Stanford University School of Medicine and an M.B.A. from Harvard Business School.

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

Joan C. Winterbottom has served as our chief of human resources officer since February 2015. From August 2012 to February 2014, she served as senior vice president, human resources at Amicus Therapeutics, Inc. From August 2011 to August 2012, she served as senior vice president, human resources at Savient Pharmaceuticals, Inc. Prior to joining Savient, Ms. Winterbottom held a variety of human resources leadership roles at Johnson & Johnson from 2001 to 2011, most recently as vice president of human resources for the Global Over-the-Counter/Nutritionals/Wellness and Prevention global business unit. During her time at Johnson & Johnson, she also served as vice president of human resources for McNeil Consumer Healthcare and world-wide director, head of human resources for Biologics, Immunology, and Oncology Research & Development. Earlier in her career, Ms. Winterbottom held human resources positions of increasing responsibility in various financial services companies. Ms. Winterbottom earned a B.S. in business and economics from Lehigh University, and a graduate certification in organization development from Saint Joseph's University.

Item 11. Executive Compensation

For the information required by this item, see our definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 2017, which information is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For equity compensation plan information, refer to our definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 2017, which information is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the information required by this item, see our definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 2017, which information is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

For the information required by this item, see our definitive proxy statement for the Annual Meeting of Stockholders to be held June 29, 2017, which information is incorporated into this report by reference.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 16, 2017 in the capacities indicated.

Signature	Title	Date

/s/ Jeffrey D. Abbey Jeffrey D. Abbey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017

/s/ Richard D. Katz, M.D. Richard D. Katz, M.D.	Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2017

/s/ Lori R. Harrelson Lori R. Harrelson	Vice President of Finance (Principal Accounting Officer)	March 16, 2017

/s/ Hubert Birner, Ph.D. Hubert Birner, Ph.D.	Director	March 16, 2017

/s/ Robert F. Carey Robert F. Carey	Director	March 16, 2017

/s/ Igor Krol Igor Krol	Director	March 16, 2017

/s/ Irackly Mtibelishvily Irackly Mtibelishvily	Director	March 16, 2017

/s/ Ralph Snyderman, M.D. Ralph Snyderman, M.D.	Director	March 16, 2017

/s/ Sander van Deventer, M.D., Ph.D. Sander van Deventer, M.D., Ph.D.	Director	March 16, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

4.1	Specimen Stock Certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

4.2	Fifth Amended and Restated Registration Rights Agreement, dated as of August 9, 2013 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

4.3*	Amendment No. 1 to Fifth Amended and Restated Registration Rights Agreement, dated September 29, 2014 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013)

4.4	Amendment No. 2 to Fifth Amended and Restated Registration Rights Agreement, dated July 14, 2016 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443) on August 15, 2016 and incorporated herein by reference)

4.5*	Amendment No. 3 to Fifth Amended and Restated Registration Rights Agreement, dated March 6, 2017 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013)

4.6	Form of Warrant Agreement by and among the Company and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on July 29, 2016 and incorporated herein by reference)

10.1+	2008 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.4+	2014 Stock Incentive Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.6+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.7	Lease Agreement, dated as of January 16, 2001, between the Registrant and HCP MOP, as amended (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.8+	Employment Agreement between the Registrant and Jeffrey D. Abbey, dated December 9, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.9+	Employment Agreement between the Registrant and Charles A. Nicolette, dated December 9, 2013 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.10+	Employment Agreement between the Registrant and Lori R. Harrelson, dated December 9, 2013 (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.11+	Employment Agreement by and between the Registrant and Dr. Lee Allen, dated December 4, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on May 16, 2016 and incorporated herein by reference)

10.12+	Amended and Restated Employment Agreement between the Registrant and Joan C. Winterbottom, dated June 10, 2016 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2016 and incorporated herein by reference)

10.13+	Employment Agreement between the Registrant and Richard D. Katz, dated July 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 11, 2016 and incorporated herein by reference)

10.14	Form of Indemnification Agreement between the Registrant and each director and executive officer (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.15†	Contract No. HHSN266200600019C, dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.16†	License Agreement, dated August 9, 2013, by and between the Registrant and Pharmstandard S.A. (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.17†	License Agreement, dated July 31, 2013, by and between the Registrant and Green Cross Corp. (filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.18†	License Agreement, dated July 28, 2011, by and between the Registrant and Celldex Therapeutics, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.19†	License Agreement, dated January 10, 2000, by and between the Registrant and Duke University, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.20	Acknowledgement Agreement, dated November 4, 2013, by and between the Registrant and Pharmstandard International S.A. (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.21+	2014 Employee Stock Purchase Plan (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.22	Lease Agreement, dated August 18, 2014, by and between by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 22, 2014 and incorporated herein by reference)

10.23

Venture Loan and Security Agreement, dated September 29, 2014, by and between the Registrant and Horizon Technology Finance Corporation and Fortress Credit Co LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

Exhibit Number	Description of Exhibit

10.24

Form of Warrant to Purchase Common Stock, issued to Horizon Technology Finance Corporation on September 29, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.25	Form of Warrant to Purchase Common Stock, issued to Drawbridge Special Opportunities Fund LP on September 29, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.26	Development Agreement, dated October 29, 2014, by and between the Registrant and Invetech Lty Ltd (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2014 and incorporated herein by reference)

10.27†	Development Agreement, dated January 5, 2015, by and between the Registrant and Saint-Gobain Performance Plastics Corporation (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

10.28†*	Second Amendment to Development Agreement, dated as of December 23, 2016 amending that certain Development Agreement dated January 5, 2015 entered into by and between the Registrant and Saint-Gobain Performance Plastics Corporation

10.29	Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 20, 2015 and incorporated by reference)

10.30	Novated, Amended and Restated License Agreement effective as of October 1, 2014, by and between the Registrant and MEDcell Co., Ltd., as amended on December 28, 2015 and January 28, 2016 (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

10.31	Modification No. 11, effective September 18, 2014, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on November 16, 2015 and incorporated herein by reference)

10.32†	License Agreement, dated April 7, 2015, by and between the Registrant and Lummy (Hong Kong) Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on May 15, 2015 and incorporated herein by reference)

10.33†	Master Process Development and Supply Agreement, dated December 22, 2015, by and between the Registrant and Cellscript, LLC

10.34	Securities Purchase Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.35	Form of Common Stock Warrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.36

Registration Rights Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.37	Sales Agreement, dated May 8, 2015, by and between the Registrant and Cowen and Company, LLC (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 on May 8, 2015 and incorporated herein by reference)

10.38	Fifth Amendment to Lease Agreement and Third Amendment to Purchase and Sale Agreement, dated as of July 1, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443 on August 15, 2016 and incorporated herein by reference)

10.39	Sixth Amendment to Lease Agreement and Fourth Amendment to Purchase and Sale Agreement, dated as of September 30, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on 10-Q (File No. 001-35443) on November 14, 2016 and incorporated herein by reference)

Exhibit Number	Description of Exhibit

10.40*	Lease Agreement, dated January 17, 2017, by and between Keystone-Centennial II, LLC and Registrant

10.41

Payoff Letter, entered into as of March 3, 2017, among Argos Therapeutics, Inc. and the lenders under the Venture Loan and Security Agreement, dated as of September 29, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.42	Warrant issued to Horizon Technology Finance Corporation, dated March 3, 2017 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.43	Warrant issued to Fortress Credit Opportunities V CLO Limited, dated March 3, 2017 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.44†*

Modification No. 13, effective June 29, 2016, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Argos Therapeutics, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Argos Therapeutics, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 16, 2017

ARGOS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2016
Assets
Current assets
Cash and cash equivalents	$6,163,144	$52,973,376
Short-term investments	1,003,160	—
Restricted cash	740,000	—
Assets held for sale	—	1,452,172
Prepaid expenses	740,173	940,106
Other receivables	73,818	136,140
Total current assets	8,720,295	55,501,794
Property and equipment, net	22,306,384	40,951,577
Restricted cash	—	740,000
Other assets	11,020	11,020
Total assets	$31,037,699	$97,204,391
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$2,907,683	$5,377,377
Accrued expenses	3,676,846	9,980,891
Current portion of notes payable	1,578,284	11,475,480
Current portion of manufacturing research and development obligation	—	3,653,203
Current portion of capital lease obligations	—	122,887
Total current liabilities	8,162,813	30,609,838
Long-term portion of notes payable	30,728,258	18,673,298
Long-term portion of manufacturing research and development obligation	7,777,436	4,509,033
Long-term portion of facility lease obligation	7,249,627	7,390,000
Long-term portion of capital lease obligations	—	2,202,966
Deferred liabilities	5,321,000	6,723,500
Warrants	—	20,926,061
Commitments	—	—
Stockholders’ (deficit) equity
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2015 and 2016; 0 shares issued and outstanding as of December 31, 2015 and 2016	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2015 and 2016; 21,641,509 and 41,263,179 shares issued and outstanding as of December 31, 2015 and 2016	21,642	41,263
Accumulated other comprehensive loss	(138,245)	(134,208)
Additional paid-in capital	250,873,875	338,249,457
Accumulated deficit	(278,958,707)	(331,986,817)
Total stockholders’ (deficit) equity	(28,201,435)	6,169,695
Total liabilities and stockholders’ (deficit) equity	$31,037,699	$97,204,391

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2015	2016
Revenue	$1,974,019	$518,329	$945,468
Operating expenses
Research and development	45,498,916	62,054,823	38,307,236
General and administrative	8,599,359	11,011,011	14,203,301
Impairment of property and equipment	—	—	741,114
Total operating expenses	54,098,275	73,065,834	53,251,651
Operating loss	(52,124,256)	(72,547,505)	(52,306,183)
Other income (expense)
Interest income	66,580	25,382	57,326
Interest expense	(1,123,579)	(2,263,599)	(1,774,740)
Change in fair value of warrant liability	—	—	1,007,352
Investment tax credits	140,556	—	—
Other expense	(265,239)	(2,799)	(11,865)
Other income (expense), net	(1,181,682)	(2,241,016)	(721,927)
Net loss	(53,305,938)	(74,788,521)	(53,028,110)
Accretion of redeemable convertible preferred stock	(863,226)	—	—
Net loss attributable to common stockholders	$(54,169,164)	$(74,788,521)	$(53,028,110)
Net loss attributable to common stockholders per share, basic and diluted	$(3.12)	$(3.66)	$(1.66)
Weighted average shares outstanding, basic and diluted	17,367,665	20,457,245	32,005,718

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2015	2016
Net loss	$(53,305,938)	$(74,788,521)	$(53,028,110)
Other comprehensive loss:
Foreign currency translation (loss) gain	(10,382)	(25,061)	3,766
Unrealized (loss) gain on short-term investments	(11,928)	11,657	271
Total comprehensive loss	$(53,328,248)	$(74,801,925)	$(53,024,073)

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2013	235,707	$236	$75,189,950	$(102,531)	$(150,864,248)	$(75,776,593)
Issuance of common stock	6,228,725	6,229	49,823,571	—	—	49,829,800
Common stock issuance costs	—	—	(6,391,588)	—	—	(6,391,588)
Exercise of common stock options	3,050	3	12,807	—	—	12,810
Conversion of warrants into common stock	1,679	1	(1)	—	—	—
Share-based compensation	—	—	3,013,284	—	—	3,013,284
Accretion of preferred stock	—	—	(863,226)	—	—	(863,226)
Conversion of preferred stock into common stock	13,188,251	13,188	114,514,267	—	—	114,527,455
Issuance of warrants	—	—	328,110	—	—	328,110
Cumulative translation adjustment	—	—	—	(10,382)	—	(10,382)
Unrealized loss on short-term investments	—	—	—	(11,928)	—	(11,928)
Net loss	—	—	—	—	(53,305,938)	(53,305,938)
Balance as of December 31, 2014	19,657,412	$19,657	$235,627,174	$(124,841)	$(204,170,186)	$31,351,804
Issuance of common stock	1,906,194	1,906	10,679,526	—	—	10,681,432
Exercise of common stock options	44,548	46	201,042	—	—	201,088
Share-based compensation	—	—	4,014,938	—	—	4,014,938
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	33,355	33	207,183	—	—	207,216
Issuance of warrants	—	—	144,012	—	—	144,012
Cumulative translation adjustment	—	—	—	(25,061)	—	(25,061)
Unrealized gain on short-term investments	—	—	—	11,657	—	11,657
Net loss	—	—	—	—	(74,788,521)	(74,788,521)
Balance as of December 31, 2015	21,641,509	$21,642	$250,873,875	$(138,245)	$(278,958,707)	$(28,201,435)
Issuance of common stock and warrants	19,094,693	19,094	83,260,579	—	—	83,279,673
Issuance of restricted common stock to employees	331,113	331	836,303	—	—	836,634
Issuance of fully vested common stock to directors	52,173	53	288,948	—	—	289,001
Share-based compensation	—	—	4,933,988	—	—	4,933,988
Issuance of common stock under ESPP	66,447	66	262,753	—	—	262,819
Common stock issuance costs	—	—	(2,640,414)	—	—	(2,640,414)
Exercise of common stock options	21,182	21	133,549	—	—	133,570
Exercise of warrants	56,062	56	299,876	—	—	299,932
Cumulative translation adjustment	—	—	—	3,766	—	3,766
Unrealized gain on short-term investments	—	—	—	271	—	271
Net loss	—	—	—	—	(53,028,110)	(53,028,110)
Balance as of December 31, 2016	41,263,179	$41,263	$338,249,457	$(134,208)	$(331,986,817)	$6,169,695

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities
Net loss	$(53,305,938)	$(74,788,521)	$(53,028,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566,117	680,444	952,341
Share-based compensation expense	3,013,283	4,014,938	5,103,494
Common stock issued as payment for research and development services	—	2,111,432	—
Common stock issued as payment for other services	—	—	290,998
Amortization of debt issuance costs	69,308	216,424	34,004
Amortization of debt discount	24,917	116,042	140,816
Interest accrued on long-term debt	693,114	25,732	—
Impairment loss on property and equipment	—	—	741,114
Decrease in fair value of warrant liability	—	—	(1,007,352)
(Gain) loss on disposal of equipment	(1,710)	2,799	11,865
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	86,997	153,449	(262,255)
Other assets	(10,471)	—	—
Accounts payable	543,419	(136,981)	1,193,590
Accrued expenses	(395,416)	796,684	4,905,230
Manufacturing research and development obligation	3,475,552	4,301,884	384,800
Deferred liabilities	—	1,485,000	(137,500)
Net cash used in operating activities	(45,240,828)	(61,020,674)	(40,676,965)
Cash flows from investing activities
Purchase of property and equipment	(1,097,798)	(9,686,643)	(15,329,980)
Proceeds from sale of property and equipment	2,000	—	—
Purchases of short-term investments	(25,593,464)	(2,677,155)	—
(Payment to) receipt from restricted cash account securing letter of credit	(1,325,000)	585,000	—
Proceeds from maturity of short-term investments	20,225,000	20,702,000	1,003,431
Net cash (used in) provided by investing activities	(7,789,262)	8,923,202	(14,326,549)
Cash flows from financing activities
Proceeds from sale of common stock and warrants	49,829,800	8,570,000	105,213,087
Stock issuance costs	(4,875,404)	—	(2,374,072)
Proceeds from issuance of notes payable with detachable common stock warrants	12,500,000	12,500,000	—
Debt issuance costs	(449,796)	—	—
Payment on facility lease obligation	—	(381,033)	(100,000)
Payments on notes payable	(51,481)	(35,480)	(1,562,500)
Payments on capital lease obligations	—	—	(62,811)
Proceeds from exercise of common stock warrants	—	—	299,932
Proceeds from exercise of employee stock purchase plan rights	—	207,233	262,819
Proceeds from exercise of common stock options	12,810	201,067	133,571
Net cash provided by financing activities	56,965,929	21,061,787	101,810,026
Effect of exchange rates changes on cash	(10,219)	(24,761)	3,720
Net increase (decrease) in cash and cash equivalents	3,925,620	(31,060,446)	46,810,232
Cash and cash equivalents
Beginning of period	33,297,970	37,223,590	6,163,144
End of period	$37,223,590	$6,163,144	$52,973,376
Supplemental disclosure of cash flow information
Cash paid for interest	$307,944	$1,648,707	$2,440,846
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock for research and development and other services	$—	$2,111,432	$290,998
Conversion of preferred stock into common stock	$114,527,695	$—	$—
Preferred stock accretion	$863,226	$—	$—
Interest capitalized on construction-in-progress	$—	$880,334	$785,699
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$2,658,958	$3,073,708
Recognition of asset and facility lease obligation related to construction of new property	$3,380,223	$4,250,437	$240,373
Stock issuance costs included in accounts payable and accrued expenses	$—	$—	$266,348
Property recognized under capital lease obligations	$—	$—	$2,372,880

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Accounting Policies

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is an immuno-oncology company focused on the development and commercialization of individualized immunotherapies for the treatment of cancer and infectious diseases based on its proprietary precision immunotherapy technology platform called Arcelis.

The Company’s most advanced product candidate is rocapuldencel-T, which it is developing for the treatment of metastatic renal cell carcinoma, (“mRCC”), and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under a special protocol assessment (the “SPA”), with the Food and Drug Administration (the “FDA”). The Company dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the trial in July 2015. In February 2017, the independent data monitoring committee, or IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. In conjunction with the Company’s clinical and scientific advisors, the Company is analyzing the preliminary ADAPT trial data set and plan to discuss the data with the FDA. The Company has continued to conduct the ADAPT trial while it conducts its ongoing data review and plan to have discussions with the FDA. The Company expects that it will make a determination as to the next steps for the rocapuldencel-T clinical program based on this review and discussions.

The Company is also supporting an investigator-initiated Phase 2 trial in patients with early stage RCC. Depending upon the results of our ongoing analysis of the data from the ADAPT study and discussions with the FDA, we may support an investigator-initiated Phase 2 trial in bladder cancer and a planned Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

The Company is also developing a separate Arcelis-based product candidate, AGS-004, for the treatment of HIV. The Company has completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”). The Company is currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and plans to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from the Company’s ongoing trial in adult HIV patients are favorable.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of December 31, 2016, had an accumulated deficit of $332.0 million. Also, as of December 31, 2016, the Company’s current assets totaled $55.5 million compared with current liabilities of $30.6 million, and the Company had cash and cash equivalents of $53.0 million. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements for the year ended December 31, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

On March 3, 2017, the Company entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders, under the venture loan and security agreement, or the Loan Agreement, pursuant to which the Company paid, on or about March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of the Company’s outstanding indebtedness and obligations to the Lenders under the Loan Agreement were paid in full, and the Loan Agreement and the notes thereunder were terminated.

As of December 31, 2016, the Company had cash and cash equivalents of $53.0 million and working capital of $24.9 million. The Company does not currently have sufficient cash resources to pay its obligations as they become due. In March 2017, the Company entered into the payoff letter with the Lenders and paid the Lenders $23.1 million. In addition, the Company announced that its board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. The Company anticipates incurring approximately $1.3 million in total costs associated with the workforce reduction contemplated by the plan and that such costs will be incurred over the second and third quarters of 2017. The Company expects that the workforce reduction will decrease its annual operating costs by $5.7 million once the plan is fully implemented. The Company has also initiated discussions with Saint Gobain Performance Plastics Corporation, or Saint Gobain, and Invetech Pty Ltd, or Invetech, regarding the fees that the Company owes them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. However, even taking these measures into account, the Company does not have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond April 2017. Therefore, the Company will need to raise additional capital by April 2017 in order to continue to operate its business beyond that time. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of its assets or proprietary technologies, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to the Company. Under these circumstances, the Company may instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to seek to raise additional funds through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurance that the Company will be able to generate funds in these manners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and the Company could be forced to delay, reduce, terminate or eliminate its product development programs, wind up its operations, liquidate or seek bankruptcy protection

In connection with the Company’s initial public offering in February 2014, the Company effected a one–for-six reverse split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse split on a retroactive basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2015 and 2016, $5,913,144 and $52,723,376, respectively, in cash and cash equivalents was uninsured.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on the Company’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. The Company recognized $0.7 million of impairment losses during the year ended December 31, 2016 (see Note 3). No such impairments were recognized during the years ended December 31, 2014 or 2015.

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

For the years ended December 31, 2014, 2015 and 2016, the Company recorded revenue under this agreement of $1,797,054, $448,273 and $807,968, respectively. The Company has recorded total revenue of $38.1 million through December 31, 2016 under the NIH and NIAID agreement. As of December 31, 2016, there was up to $1.9 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2015 and 2016, the Company recorded a receivable from the NIH and NIAID of $73,818 and $136,140, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

Research and Development

Research and development costs include all direct costs related to the development of the Company’s technology, including salaries and related benefits of research and development (“R&D”) personnel, depreciation of laboratory equipment, fees paid to consultants and contract research organizations, share-based compensation for R&D personnel, sponsored research payments and license fees. R&D costs are expensed as incurred.

Redeemable Convertible Preferred Stock

The carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption amount as of the redemption date. These increases were recorded through charges against additional paid-in capital, to the extent it was available, or the accumulated deficit.

Share-Based Compensation

The Company estimates the grant date fair value of its share-based awards and amortizes this fair value to compensation expense over the requisite service period or vesting term (see Note 10).

Investment Tax Credits

Other income of $140,556, $0 and $0 was recognized during the years ended December 31, 2014, 2015 and 2016, respectively, for scientific research and experimental development (“SR&ED”) investment tax credits in Canada. Under Canadian and Ontario law, the Company’s Canadian subsidiary is entitled to SR&ED. Because these credits are subject to a claims review, the Company recognizes such credits when received.

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

Interest Expense

During the years ended December 31, 2014, 2015 and 2016, interest expense primarily resulted from accrued interest on our note payable to Medinet, which was issued in December 2013, and interest from a venture loan and security agreement entered into in September 2014 with two financial institutions (see Note 5).

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) pertaining to revenue recognition. The primary objective of ASU 2014-09 is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. This new standard also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The original effective date of this new standard was for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date by one year to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, this new standard will be effective for the Company in first quarter of 2018. Additionally, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provided additional guidance and clarity on this topic. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new standard would be applied to each prior period presented and the cumulative effect of applying the standard would be recognized as of the earliest period reported, or the modified retrospective method, in which case the cumulative effect of applying the new standard would be recognized as of the date of initial application. The Company is currently performing an assessment of the impact of the new standard on its collaboration arrangements with third parties and is in the process of mapping those activities to deliverables and tracing those deliverables to the new standard. The Company will assess what impact the new standard will have on those deliverables.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items in the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, will require adoption on a retrospective basis and will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact that adoption of this standard will have on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

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

In August 2014, the FASB issued a new standard update that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The Company adopted this standard during the fourth quarter of 2016 (see Note 1 for the impact of adoption on the Company’s financial statements).

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2015 and December 31, 2016.

As of December 31, 2015 and December 31, 2016, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents and as of December 31, 2015 included short-term investments in corporate debt securities. Additionally, as of December 31, 2016, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis (see Note 9). The Company’s short-term investments are classified as available-for-sale investments. As of December 31, 2016, the Company did not own any short-term investments. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

During the years ended December 31, 2015 and 2016, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2015 and 2016, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short-term	—	1,003,160	—	1,003,160
Restricted cash – current	740,000			740,000
Total assets at fair value	$6,329,684	$1,003,160	$—	$7,332,844

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash – long-term	740,000	—	—	740,000
Total assets at fair value	$46,129,314	$—	$—	$46,129,314
Liabilities
Warrants	$—	$—	$20,926,061	$20,926,061
Total liabilities at fair value	$—	$—	$20,926,061	$20,926,061

Changes in the fair value of the Company’s Level 3 liability for warrants during the year ended December 31, 2016 were as follows:

Balance as of December 31, 2015	$—
Issuance of warrants at fair value	21,933,413
Unrealized gain during the year	(1,007,352)
Balance as of December 31, 2016	$20,926,061

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents, corporate debt securities included in short-term investments and restricted cash as of December 31, 2015 and December 31, 2016 were as follows:

	As of December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$5,589,684	$—	$—	$5,589,684
Corporate debt securities – short term	1,003,431	—	(271)	1,003,160
Restricted cash – short-term	740,000	—	—	740,000
	$7,333,115	$—	$(271)	$7,332,844

	As of December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash – long-term	740,000	—	—	740,000
	$46,129,314	$—	$—	$46,129,314

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2015 was approximately $32.0 million compared with its carrying value of $32.4 million. The fair value of the Company’s debt as of December 31, 2016 was approximately $29.8 million compared with its carrying value of $30.1 million (see Note 5).

3. Property and Equipment

Property and equipment consist of the following as of December 31, 2015 and 2016:

	Useful Life (Years)	2015	2016
Office furniture and equipment	7	$681,954	$657,875
Computer equipment	3	970,689	1,018,173
Computer software	3	629,948	3,146,978
Laboratory equipment	7	5,916,539	5,709,215
Leasehold improvements	5	2,664,669	2,435,530
Assets related to facility lease obligation		7,630,660	8,070,033
Construction-in-progress		12,656,260	28,807,957

Total property and equipment, net		31,150,719	49,845,761
Less: Accumulated depreciation and amortization		(8,844,335)	(8,894,184)

Property and equipment, net		$22,306,384	$40,951,577

The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable. During the year ended December 31, 2016, the Company changed its manufacturing plans for rocapuldencel-T. The Company currently plans to use a fully manual manufacturing process for product launch of rocapuldencel-T and then transition to a semi-automated manufacturing process following product launch and commercialization. Prior to 2016, the Company planned to use a semi-automated manufacturing process for manufacturing rocapuldencel-T for commercial use. As a result of this change in plans for manufacturing rocapuldencel-T, the Company determined in the fourth quarter of 2016 that it will not require three isolator machines that were under construction and in various stages of completion by a vendor for the semi-automated manufacturing process. The Company has an agreement with the vendor to attempt to sell the three isolator machines on the Company’s behalf to third parties at prices less than the Company’s carrying value. Accordingly, the Company determined that the fair value of these three isolator machines held for sale was $1,452,172 as of December 31, 2016 and an impairment loss of $741,114 was recognized during the year ended December 31, 2016.

Assets related to the Company’s facility lease obligation and construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the facility being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting (see Note 7). Construction-in-progress included $2,372,880 under capital leases as of December 31, 2016 (see Note 7). As of December 31, 2015 and December 31, 2016, construction-in-progress included $880,334 and $2,652,261, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Year ended December 31, 2014	$566,117
Year ended December 31, 2015	$680,444
Year ended December 31, 2016	$952,341

4. Income Taxes

No provision for U.S. federal, state or foreign income taxes has been recorded as the Company has incurred net operating losses since its inception in 1997.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2015	2016
U.S. federal and state net operating loss carryforwards	$74,268,811	$89,445,428
Foreign net operating loss carryforwards	1,451,968	1,526,207
Contribution carryforwards	4,245	4,245
Research and development credits	6,748,213	7,705,933
Investment tax credits	29,433	30,363
Share-based compensation	847,475	1,586,780
Other accruals	710,248	917,376
Deferred revenue	365,896	1,120,772
Property and equipment	476,297	257,192
Total deferred tax assets	84,902,586	102,594,296
Valuation allowance for deferred assets	(84,902,586)	(102,594,296)
Net deferred tax assets	$—	$—

As of December 31, 2015 and 2016, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the year ended December 31, 2016 of $17,691,710, all of which was allocable to current operating activities.

As of December 31, 2016, the Company had U.S. federal and state, and Canadian federal and provincial net operating loss carryforwards of $246,143,600, $290,665,700, $5,660,400, and $5,660,400, respectively. These net operating loss carryforwards begin to expire in 2018, 2017, 2026 and 2026, respectively. As of December 31, 2016, the Company also had unlimited Luxembourg net operating loss carryforwards of $124,800. As of December 31, 2016, the Company had U.S. federal and state tax credit carryforwards of $7,481,300 and $340,400, respectively. These credit carryforwards begin to expire in 2020 and 2024, respectively. As of December 31, 2016, the Company had Canadian investment tax credit carryforwards of $30,400 that begin to expire in 2024. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three-year testing period. The Company believes that it experienced an ownership change during 2014 under Section 382. Due to the Section 382 limitation resulting from the ownership change, $28,156,600 of its U.S federal net operating losses are expected to expire unused. Additionally, the Company’s U.S. federal tax credits and state net operating losses may be limited. The amount of U.S. federal net operating losses expected to expire due to the Section 382 limitation has been derecognized in our consolidated financial statements as of December 31, 2016. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership. As a result, if the Company reports net taxable income, the Company’s ability to use its pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to the Company.

As of December 31, 2016, the Company had no foreign unremitted earnings from its foreign subsidiaries.

Taxes computed at the statutory U.S. federal income tax rate of 34.0% are reconciled to the provision for income taxes for the years ended December 31, 2014, 2015 and 2016 as follows:

	2014		2015		2016
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
U.S. federal tax statutory rate	$(18,124,019)	34.0%	$(25,428,097)	34.0%	$(18,029,558)	34.0%
State taxes (net of federal benefit)	(1,707,912)	3.2%	(1,936,719)	2.6%	(1,034,566)	2.0%
U.S. federal research and development tax credits	(1,701,727)	3.2%	(2,135,940)	2.9%	(1,368,171)	2.6%
Other nondeductible expenses	658,740	(1.1%)	1,032,480	(1.4%)	760,287	(1.5%)
Increase in unrecognized tax benefits	510,516	(1.0%)	640,782	(0.9%)	410,451	(0.8%)
Change in effective state tax rate	1,685	(0.0%)	1,190,519	(1.6%)	1,655,991	(3.1%)
Expiration of NOL & contribution carryforwards	77,391	(0.1%)	9,590,101	(12.8%)	—	(0.0%)
Change in valuation allowance	20,252,063	(38.1%)	16,705,784	(22.3%)	17,691,710	(33.4%)
Deferred tax asset true-ups	33,263	(0.1%)	341,090	(0.5%)	(86,144)	0.2%
Provision for income taxes	$—	0.0%	$—	0.0%	$—	0.0%

On September 18, 2015, North Carolina enacted House Bill 97, which reduced the corporate income tax rate from 5% to 4% in 2016. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2015 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of $1,190,519. On August 4, 2016, North Carolina issued a notice in accordance with House Bill 97 confirming that the corporate income tax rate would be further reduced from 4% to 3% in 2017. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2016 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of $1,655,991.

The Company had gross unrecognized tax benefits of $2,795,000 as of January 1, 2016. As of December 31, 2016, the total gross unrecognized tax benefits were $3,206,300 and of this total, none would affect the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2015 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, and local tax examinations by tax authorities for years before 2013 although carryforward attributes that were generated prior to 2013 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions during the years ended December 31, 2014, 2015 and 2016:

	2014	2015	2016
Beginning balance	$1,644,500	$2,155,000	$2,795,800
Gross increase for tax positions related to current periods	474,300	640,800	410,500
Gross (decrease) increase for tax positions related to prior periods	36,200	—	—
Ending balance	$2,155,000	$2,795,800	$3,206,300

5. Notes Payable

Notes payable consist of the following as of December 31, 2015 and 2016:

	2015	2016
Notes payable under the venture loan and security agreement, including accrued interest	$25,265,451	$24,035,029
Less related debt discount	(401,726)	(320,409)
Notes payable under the venture loan and security agreement, net of debt discount	24,863,725	23,714,620
Promissory note payable to Medinet, including accrued interest	7,489,565	6,403,186
Other notes payable	46,755	30,972
Total notes payable	32,400,045	30,148,778
Less current portion	(1,578,284)	(11,475,480)
Long-term portion of notes payable	$30,821,761	$18,673,298

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of the Company’s common stock at a per share exercise price of $9.06 (the “Venture Loan Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. As of September 29, 2014, the Company recorded a debt discount of $338,673 equal to the value of these Venture Loan Warrants. This debt discount is offset against the long-term portion of the note payable balance and included in additional paid-in capital on the Company's consolidated balance sheet. Debt discount is amortized to interest expense over the terms of the related debt.

On March 3, 2017, the Company entered into a payoff letter with the Lenders, pursuant to which the Company paid, on or about March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million.

Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all outstanding indebtedness and obligations of the Company owing to the Lenders under the Loan Agreement will be deemed paid in full, and the Loan Agreement and the notes thereunder will be terminated.

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

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, the amount of the note payable was $7.5 million, including $1.3 million of accrued interest. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million of accrued interest. As of December 31, 2015 and December 31, 2016, the total deferred liability associated with the Medinet note was $3.8 million and $5.3 million, respectively (see Note 11).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $46,754 and $30,972 in principal was outstanding as of December 31, 2015 and December 31, 2016, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

6. Manufacturing Research and Development Obligation

In October 2014, the Company entered into a development agreement (the “Invetech Development Agreement”) with Invetech. The Invetech Development Agreement supersedes and replaces the development agreement entered into by the parties in July 2005. Under the Invetech Development Agreement, Invetech will continue to develop and provide prototypes of the automated production system to be used for the manufacture of the Company’s Arcelis-based products (the “Production Systems”). Development services will be performed on a proposal by proposal basis.

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

As of December 31, 2015, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $7.8 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.3 million in accrued interest. As of December 31, 2016, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.2 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.6 million in accrued interest, of which $3.7 million is included in current liabilities as the current portion of the obligation.

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

The Company is currently renegotiating the terms of the development agreement related to the deferred fees, and is in discussions with Invetech regarding the repayment of the fees, including the potential conversion of some or all of the outstanding fees into equity of the Company.

7. Facility Lease Obligation and Capital Lease Obligations

Facility Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”). Under the Lease Agreement, the Company agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which the Company refers to as Centerpoint. The Company intended this facility to be built to house the Company’s corporate headquarters and primary manufacturing facility. The lease for the current facility expires in November 2017. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company has paid $1.7 million as of December 31, 2016.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the second year are $47,972 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement.

The Lease Agreement required the Company to provide TKC with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1,325,000 to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of December 31, 2015 under a purchase and sale agreement with TKC. The deposit is recorded as restricted cash as of December 31, 2015 and December 31, 2016 on the Company’s consolidated balance sheets.

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

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the Company’s consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.6 million and $7.9 million as of December 31, 2015 and December 31, 2016, respectively. The facility lease obligation on the Company’s consolidated balance sheet is $7.2 million and $7.4 million as of December 31, 2015 and December 31, 2016, respectively.

Under the Lease Agreement, the Company had an option to purchase the property. In February 2015, the Company exercised this purchase option and entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC. The purchase price to be paid by the Company at closing was $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company had paid $1.7 million as of December 31, 2016, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. Under the terms of the Purchase Agreement, the Company had until October 31, 2016 to consummate the purchase of the property. The Company did not purchase the property by such date. As a result, the Company has no further right to purchase the property and remains subject to the lease under the Lease Agreement.

Future minimum payments due under the Lease Agreement are as follows as of December 31, 2016:

Year ending December 31:
2017	$582,144
2018	595,242
2019	608,635
2020	622,329
2021	636,331
Thereafter	2,340,109
Total future minimum lease payments	$5,384,790

Capital Lease Obligations

In August 2016, the Company entered into two agreements (the “Power Generation Agreements”) with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. The Power Generation Agreements require monthly minimum payments of $32,948 for a period of 128 months, or a total of $4.2 million ending in March 2027. Property, plant and equipment as of December 31, 2016 included $2.4 million under the Power Generation Agreements in the Construction-in-progress account.

Future minimum payments due under the Power Generation Agreements are as follows as of December 31, 2016:

Year ending December 31:
2017	$395,376
2018	395,376
2019	395,376
2020	395,376
2021	395,376
Thereafter	2,075,724
Total future minimum payments	4,052,604
Amounts representing interest	(1,726,751)
Present value of net minimum payments	2,325,853
Current portion of capital lease obligations	(122,887)
Long-term portion of capital lease obligations	$2,202,966

8. Common Stock

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

At-the-market Offering

In May 2015, the Company entered into a sales agreement, the (“Sales Agreement”), with Cowen & Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. Sales of the Company’s common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the year ended December 31, 2016, the Company sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs.

Follow-On Public Offering

On August 2, 2016, the Company issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021 (see Note 9). The aggregate net proceeds to the Company of the offering were $48.2 million after deducting underwriting discounts and commissions and offering expenses.

Other Common Stock Issued in the Year Ended December 31, 2016

In lieu of paying certain annual cash bonuses for 2015, in January 2016 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing the amount of the 2015 annual cash bonus that would otherwise have been paid to such executive officer or employee by the closing price of the Company’s common stock on January 8, 2016 of $2.24 per share. A total of 296,936 shares of restricted common stock with a value of $665,137 were issued. Each of the restricted stock awards was subject to a lapsing right of repurchase in the Company’s favor, which right will lapse with respect to 100% of the underlying shares of each award on November 20, 2016. All such awards vested.

For 2016, the Company’s board of directors determined that each non-employee director will receive shares of the Company’s common stock under the Company’s 2014 stock incentive plan in lieu of cash board fees on the last day of each calendar quarter in 2016. The number of shares to be granted to each non-employee director on a quarterly basis shall be that number of whole shares of the Company’s common stock equal to the dollar amount of such director’s fees for a given calendar quarter divided by the closing share price of the Company’s common stock on the last trading day of such calendar quarter. During the year ended December 31, 2016, the Company issued 52,173 shares of its common stock as board compensation to non-employee directors in lieu of $288,999 in cash board fees and such amounts are included in general and administrative expenses.

During the year ended December 31, 2016, the Company recorded share-based expense in connection with the grant of restricted stock and restricted stock units to certain executive employees and a consultant of $169,504 and $1,999, respectively, or a total of $171,503. Of these amounts, during the year ended December 31, 2016, $134,388 is included in general and administrative expenses, and $37,115 is included in research and development expenses. During the year ended December 31, 2016, 22,783 shares of restricted stock were granted, 14,514 shares of restricted stock vested and 1,350 shares of restricted stock were forfeited resulting in 6,919 shares of unvested restricted stock as of December 31, 2016. During the year ended December 31, 2016, 21,848 restricted stock units each representing one share of common stock were granted from which 12,744 shares of common stock were vested and issued resulting in 9,104 restricted stock units outstanding as of December 31, 2016.

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

The Lummy Entities have also agreed to purchase approximately $10.0 million in additional shares of the Company’s common stock, for a total aggregate investment of approximately $20.0 million, within 31 days of and subject to the Company reaching full enrollment of the ADAPT trial of rocapuldencel-T for mRCC, receiving a recommendation of the review board for the continuation of the ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of the Company’s automated manufacturing process for rocapuldencel-T to the manufacturing process used by Company in its ADAPT trial. However, on March 4, 2016, the Company entered into a letter agreement with each of the Lummy Entities pursuant to which the Company agreed that upon their purchase of shares and warrants in the PIPE Financing they would have no further obligation to purchase shares pursuant to the purchase agreements.

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

Initial Public Offering and Issuance of Common Stock in 2014

In February 2014, the Company issued and sold 6,228,725 shares of its common stock, including 603,725 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, in the Company’s initial public offering, at a public offering price of $8.00 per share, for aggregate gross proceeds of $49.8 million. The net offering proceeds to the Company, after deducting underwriting discounts and commissions of $3.5 million and offering expenses of $2.9 million, were $43.4 million. Upon the closing of the initial public offering, all of the then-outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 13,188,251 shares of common stock. Accordingly, as of December 31, 2015 and 2016, the Company had no redeemable convertible preferred stock outstanding and no shares of preferred stock have been issued since their authorization in 2014.

9. Warrants

As discussed in Note 8 regarding the PIPE Financing, on March 14, 2016, the Company sold and the Investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on March 14, 2021 or such earlier date as specified in the Warrants. Additionally, on June 29, 2016, the Company sold and the Investors purchased for a total purchase price of $29,824,520 a total of 5,478,672 shares and warrants to purchase a total of 4,109,005 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on June 29, 2021 or such earlier date as specified in the warrants. During the twelve months ended December 31, 2016, warrants were exercised to purchase 56,062 shares of common stock for proceeds of $299,932 to the Company.

As discussed in Note 8, regarding the Follow-On Public Offering, on August 2, 2016, the Company sold and the Investors purchased for a total purchase price of $50.0 million a total of 9,090,909 shares of common stock and warrants to purchase a total of 6,818,181 shares of common stock at a per share exercise price of $5.50. These warrants will terminate on August 2, 2021 or such earlier date as specified in the warrants.

As discussed in Note 5 regarding the Company’s notes payable, in connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of common stock at a per share exercise price of $9.06. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the warrants became exercisable in full. The warrants (the “August 2016 Warrants”) will terminate on September 29, 2021 or such earlier date as specified in the August 2016 Warrants.

As of December 31, 2016, outstanding warrants to purchase a total of 13,693,227 shares of the Company’s common stock were as follows:

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common stock	82,780	$9.06	9/29/21
Common stock	2,683,261	$5.35	3/14/21
Common stock	4,109,005	$5.35	6/29/21
Common stock	6,818,181	$5.50	8/02/21

The August 2016 Warrants remained outstanding as of December 31, 2016, and include provisions that could require cash settlement of the August 2016 warrants. The August 2016 Warrants are therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s statement of operations in each subsequent period:

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

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of the date of issuance and as of December 31, 2016:

	August 2, 2016	December 31, 2016

Exercise price of warrants	$5.50	$5.50
Closing underlying stock price on date of valuation	$4.99	$4.90
Expected stock price volatility	84%	84%
Expected life (in years)	5.00	4.58
Risk-free interest rate	1.07%	1.93%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$3.22	$3.07
Total liability for warrants on the balance sheet	$21,933,413	$20,926,061
Decrease in fair value during the year ended December 31, 2016		$1,007,352

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of the Company’s Series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of March 16, 2017, the Company had not entered into this manufacturing rights agreement or issued such warrants.

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of share-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of share-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 36,290 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $6.24 and the closing price of $4.44 on February 29, 2016, resulting in the recognition of share-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and ended on August 31, 2016. For the fourth Purchase Plan Period, 30,157 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the fourth Purchase Plan Period of $4.91 and the closing price of $4.95 on August 31, 2016, resulting in the recognition of share-based compensation expense of $63,788. The Company’s fifth Purchase Plan Period commenced on September 1, 2016 and will end on February 28, 2017. Based upon 85% of the lower of the closing price at the beginning of the fifth Purchase Plan Period of $4.95 and the closing price of $4.90 on December 31, 2015, share-based compensation expense of $71,917 was recognized.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of December 31, 2016, there were 592,047 shares of common stock remaining available for future issuance under the 2014 Plan and 246,551 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Year Ended December 31,
	2014	2015	2016
Research and development	$1,604,215	$2,104,401	$2,818,618
General and administrative	1,409,068	1,910,537	2,575,874
Total share-based compensation expense	$3,013,283	$4,014,938	$5,394,492

Allocations to research and development and general and administrative expense are based upon the department to which the associated employee reported. No related tax benefits of the share-based compensation expense have been recognized. Share-based payments issued to nonemployees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Valuation Assumptions for Stock Option Plans and the 2014 ESPP

The stock-based compensation expense recognized for stock option plans was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	2014	2015	2016
Risk-free interest rate	2.26%	2.05%	1.50%
Expected dividend yield	0%	0%	0%
Expected stock option term (in years)	7	7	7
Expected volatility	96%	87%	82%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method allowed by the SEC. Expected stock price volatility is based on an average of several peer public companies. The weighted average grant date fair value of stock options was $5.54, $5.76 and $3.84 in the years ended December 31, 2014, 2015 and 2016, respectively.

The share-based compensation expense recognized for the 2014 ESPP was determined using the Black-Scholes option valuation model. The range of assumptions used were as follows:

	2014	2015			2016
Risk-free interest rate	0.07%	0.07%	-	0.26%	0.47	-	0.50%
Expected dividend yield	0%		0%			0%
Expected ESPP rights term (in years)	0.5		0.5			0.5
Expected volatility	85%	45%	-	58%	113%	-	141%

Other Information for Stock Option Plans

The following table summarizes the Company’s stock option activity during the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	3,318,541	$6.24
Granted	1,720,679	$5.82
Exercised	(21,182)	$6.35
Cancelled	(115,210)	$7.27
Outstanding as of December 31, 2016	4,902,828	$6.07	7.42	$1,256,833
Exercisable as of December 31, 2016	2,246,570	$6.00	5.78	$367,436
Vested and expected to vest as of December 31, 2016	4,698,296	$6.06	7.83	$1,204,402

The aggregate intrinsic value of stock options in the table above represents the difference between the $4.90 closing price of the Company’s common stock as of December 31, 2016 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Included in amounts in the table above, the Company granted performance-based options to three executives to purchase a total of 129,900 shares of the Company’s common stock at an exercise price of $6.09 per share in July 2014. These options vest based on the successful completion of various performance requirements of each of the three executives at various times through December 31, 2018.

The following table summarizes information about the Company’s stock options as of December 31, 2016:

Exercise Price or Range of Exercise Price			Options Outstanding	Weighted Average Contractual Life (Years)	Options Exercisable
$2.16	to	$4.90	939,043	6.39	518,497
$5.35	to	$6.68	2,627,043	7.27	1,317,878
$7.05	to	$7.98	1,164,316	8.51	319,914
$8.25	to	$11.09	171,155	7.88	89,010
$35.30	to	$36.66	1,271	4.69	1,271
			4,902,828	7.42	2,246,570

Stock options with a fair value of $2.3 million, $3.4 million and $4.4 million completed vesting in the years ended December 31, 2014, 2015 and 2016, respectively. As of December 31, 2016, the Company had a total of $9,638,032 in unrecognized compensation expense from unvested stock option awards, of which $4,292,123 is expected to be recognized in 2017, $2,820,608 in 2018, $1,851,227 in 2019, and $674,074 in 2020.

11. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard purchased shares of the Company’s series E preferred stock. Concurrently with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, develop, manufacture and commercialize rocapuldencel-T and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

Under the terms of the license agreement, Pharmstandard licensed the Company rights to clinical data generated by Pharmstandard under the agreement and granted the Company an option to obtain an exclusive license outside of the Pharmstandard Territory to develop and commercialize improvements to the Company’s Arcelis technology generated by Pharmstandard under the agreement, a non-exclusive worldwide royalty-free license to Pharmstandard improvements to manufacture products using the Company’s Arcelis technology and a license to specified follow-on licensed products generated by Pharmstandard outside of the Pharmstandard Territory, each on terms to be negotiated upon the Company’s request for a license. In addition, Pharmstandard agreed to pay the Company pass-through royalties on net sales of all licensed products in the low single digits until it has generated a specified amount of aggregate net sales. Once the net sales threshold is achieved, Pharmstandard will pay the Company royalties on net sales of specified licensed products, including rocapuldencel-T, in the low double digits below 20%. These royalty obligations last until the later of the expiration of specified licensed patent rights in a country or the twelfth anniversary of the first commercial sale in such country on a country by country basis and no further royalties on specified other licensed products. After the net sales threshold is achieved, Pharmstandard has the right to offset a portion of the royalties Pharmstandard pays to third parties for licenses to necessary third party intellectual property against the royalties that Pharmstandard pays to the Company.

The agreement will terminate upon expiration of the royalty term, upon which all licenses will become fully paid-up perpetual exclusive licenses. Either party may terminate the agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy and the Company may terminate the agreement if Pharmstandard challenges or assists a third party in challenging specified patent rights of ours. If Pharmstandard terminates the agreement upon the Company’s material breach or bankruptcy, Pharmstandard is entitled to terminate the Company’s licenses to improvements generated by Pharmstandard, upon which the Company may come to rely for the development and commercialization of rocapuldencel-T and other licensed products outside of the Pharmstandard Territory, and to retain its licenses from the Company and to pay the Company substantially reduced royalty payments following such termination.

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

Green Cross License Agreement

In July 2013, the Company entered into an exclusive royalty-bearing license agreement with Green Cross Corp. ("Green Cross"). Under this agreement, the Company granted Green Cross a license to develop, manufacture and commercialize rocapuldencel-T for mRCC in South Korea. The Company also provided Green Cross with a right of first negotiation for development and commercialization rights in South Korea to specified additional products the Company may develop.

Under the terms of the license, Green Cross has agreed to pay the Company $500,000 upon the initial submission of an application for regulatory approval of a licensed product in South Korea, $500,000 upon the initial regulatory approval of a licensed product in South Korea and royalties ranging from the mid-single digits to low double digits below 20% on net sales until the fifteenth anniversary of the first commercial sale in South Korea. In addition, Green Cross has granted the Company an exclusive royalty free license to develop and commercialize all Green Cross improvements to the Company’s licensed intellectual property in the rest of the world, excluding South Korea, except that, as to such improvements for which Green Cross makes a significant financial investment and that generate significant commercial benefit in the rest of the world, the Company is required to negotiate in good faith a reasonable royalty that the Company will be obligated to pay to Green Cross for such license. Under the terms of the agreement, the Company is required to continue to develop and to use commercially reasonable efforts to obtain regulatory approval for rocapuldencel-T in the United States.

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

Medinet License Agreement

In December 2013, the Company entered into a license agreement with Medinet Co., Ltd. This agreement was subsequently novated, amended and restated among the Company, Medinet Co., Ltd. and MEDcell Co., Ltd. in October 2014. Pursuant to the novation, Medinet Co., Ltd. assigned and transferred all of its rights and obligations under the original license agreement, including the rights to receive payments under the $9.0 million note in favor of Medinet Co., Ltd., to MEDcell Co., Ltd. without any substantive change in the underlying rights or obligations. Medinet Co., Ltd. and MEDcell Co., Ltd. together are referred to herein as “Medinet.” Under this agreement, the Company granted Medinet an exclusive, royalty-free license to manufacture in Japan rocapuldencel-T and other products using the Company’s Arcelis technology solely for the purpose of the development and commercialization of rocapuldencel-T and these other products for the treatment of mRCC. The Company refers to this license as the manufacturing license.

In addition, under this agreement, the Company granted Medinet an option to acquire a nonexclusive, royalty-bearing license under the Company’s Arcelis technology to sell in Japan rocapuldencel-T and other products for the treatment of mRCC. The Company refers to the option as the sale option and the license as the sale license. This option expired on April 30, 2016. As a result, Medinet may only manufacture rocapuldencel-T and these other products for the Company or its designee. The Company and Medinet have agreed to negotiate in good faith a supply agreement under which Medinet would supply the Company or its designee with rocapuldencel-T and these other products for development and sale for the treatment of mRCC in Japan. During the term of the manufacturing license, the Company may not manufacture rocapuldencel-T or these other products for the Company or any designee for development or sale for the treatment of mRCC in Japan.

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of rocapuldencel-T and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to rocapuldencel-T and these products. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone with a $1.0 million payment was achieved in July 2015 and the second milestone with a $2.0 million payment was achieved in June 2016, reducing the outstanding principal of the loan as of December 31, 2016 to $6.0 million.

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

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million accrued interest. As of December 31, 2016, the total deferred liability associated with the Medinet note was $5.3 million.

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

Lummy License Agreement

On April 7, 2015, the Company and Lummy (Hong Kong) Co. Ltd. (“Lummy HK”), a wholly owned subsidiary of Chongqing Lummy Pharmaceutical Co. Ltd., entered into a license agreement (the “License Agreement”) whereby the Company granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer (“Licensed Product”) in China, Hong Kong, Taiwan and Macau (the “Territory”). Under the License Agreement, Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in the Territory. This agreement was subsequently amended in December 2016.

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

Pursuant to the License Agreement, Lummy HK will pay the Company royalties on net sales and up to an aggregate of up to $20.5 million upon the achievement of manufacturing, regulatory and commercial milestones. The License Agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the License Agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. The Company may terminate the License Agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of the Company. If Lummy HK terminates the License Agreement upon the Company’s material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to the Company and retain its licenses from the Company with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

12. Commitments

The Company rents laboratory and office space and equipment under operating leases that expire in various years through 2018. Future minimum lease payments under noncancelable operating leases as of December 31, 2016 are as follows:

2017	$370,227
2018	3,717
Total minimum lease payments	$373,944

Rent expense related to operating leases for the years ended December 31, 2014, 2015 and 2016 was $447,918, $536,932 and $1,098,452, respectively.

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

13. Employee Benefit Plan

The Company provides a retirement plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. All employees are eligible to participate in the plan after attaining the age of 21. The Company matched 25% of the first 6% contributed by eligible participants in the plan during the years ended December 31, 2014, 2015 and 2016, or $121,399, $334,487 and $350,646, respectively.

14. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share of common stock:

	Year Ended December 31,
	2014	2015	2016

Net loss	$(53,305,938)	$(74,788,521)	$(53,028,110)
Accretion of redeemable convertible preferred stock	(863,226)	—	—
Net loss attributable to common stockholders	$(54,169,164)	$(74,788,521)	$(53,028,110)
Weighted average common shares outstanding, basic and diluted	17,367,665	20,457,245	32,005,718
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(3.66)	$(1.66)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Year Ended December 31,
	2014	2015	2016
Stock options outstanding	2,847,097	3,149,010	4,230,181
Warrants outstanding	82,781	82,781	7,126,772

15. Selected Quarterly Data (unaudited)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$178,771	$107,391	$158,349	$73,818
Operating expenses:
Research and development	14,766,982	16,084,834	17,227,405	13,975,602
General and administrative	2,371,201	2,909,358	2,689,398	3,041,054
Operating loss	(16,959,412)	(18,886,801)	(19,758,454)	(16,942,838)
Other income (expense), net	(586,803)	(718,017)	(320,114)	(616,082)

Net loss	$(17,546,215)	$(19,604,818)	$(20,078,568)	$(17,558,920)
Net loss per share, basic and diluted	$(0.89)	$(0.95)	$(0.97)	$(0.84)
Weighted average shares outstanding, basic and diluted	19,674,245	20,622,326	20,704,163	20,823,456

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$146,429	$488,643	$146,756	$163,640
Operating expenses:
Research and development	9,501,976	9,164,184	9,340,018	10,301,058
General and administrative	2,975,024	3,389,479	3,010,518	4,828,280
Impairment of property and equipment (1)	—	—	—	741,114
Operating loss	(12,330,571)	(12,065,020)	(12,203,780)	(15,706,812)
Other income (expense), net	(489,617)	(541,225)	(43,061)	351,976

Net loss	$(12,820,188)	$(12,606,245)	$(12,246,841)	$(15,354,836)
Net loss per share, basic and diluted	$(0.57)	$(0.48)	$(0.32)	$(0.37)
Weighted average shares outstanding, basic and diluted	22,606,626	26,066,160	37,938,213	41,245,135

(1)	Represents impairment loss on property and equipment held for sale in the three months ended December 31, 2016; none present in other periods presented.

16. Subsequent Events

Lease Agreement

In January 2017, the Company entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, NC. The Company had intended to utilize this facility to prepare for a biologics license application, or BLA, to the U.S. Food & Drug Administration and to support initial commercialization of rocapuldencel-T. The Company had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. However, due to the IDMC recommendation in February 2017 to discontinue the ADAPT study, the Company is currently reassessing its manufacturing plans. The Company’s current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support its ongoing clinical trials and any potential clinical trials that may be initiated in the near-term. The Company has therefore initiated discussions with the landlord of its CTI facility regarding the termination of this lease.

Troubled Debt Restructuring

On March 3, 2017, the Company entered into a payoff agreement with Horizon Technology Finance Corporation and Fortress Credit Co LLC (the “Lenders”), pursuant to which the Company paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company was issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s Common Stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million. The payoff of the debt is considered a troubled debt restructuring because of the doubt surrounding the Company’s ability to continue as a going concern and the fact that the final payment of $1.25 million and the pre-payment penalty of $0.6 million were waived by the Lenders in exchange for the issuance of the warrants. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all outstanding indebtedness and obligations of the Company to the Lenders under the Loan Agreement will be deemed paid in full, and the Loan Agreement and the notes thereunder will be terminated. The Company estimates a gain of $0.2 million will be recognized in the first quarter of 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 46 employees (or 38%) from 122 employees to 76 employees. The principal objective of the reduction is to enable the Company to conserve its financial resources as the Company conducts its ongoing review of the preliminary ADAPT trial data set and discusses the data with the FDA, following which the Company will make a determination as to the next steps for the rocapuldencel-T clinical program.

The Company expects that the workforce reduction will be substantially complete by the end of March 2017. The Company anticipates incurring approximately $1.3 million in total costs associated with the workforce reduction and that such costs will be incurred over the second and third quarters of 2017. The Company expects that the workforce reduction will decrease its annual operating costs by $5.7 million once the plan is fully implemented.

Securities Class Action Lawsuit

On March 14, 2017, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming the Company and certain of the Company’s officers as defendants, and alleging violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants between February 7, 2014 and February 21, 2017 (the “Class Period”). The plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

Other than as described above, the Company is not a party to any legal proceedings and is not aware of any claims or actions pending or threatened against the Company. In the future, the Company might from time to time become involved in litigation relating to claims arising from its ordinary course of business.

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in thousands:

		Additions
	Balance at Beginning of Year	Charged to Expenses (a)	Charged to Other Accounts	Increases	Balance at End of Year
Year Ended December 31, 2016	$84,903	$17,691	$—	$—	$102,594
Year Ended December 31, 2015	$68,197	$16,706	$—	$—	$84,903
Year Ended December 31, 2014	$47,945	$20,252	$—	$—	$68,197

(a)	– Impact of providing full valuation allowance against all deferred tax assets since the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

