Form 10-K/A
period 2016-12-31
ARGOS THERAPEUTICS INC
filed 2017-05-01
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

 Commission file number 001-36620

Argos Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2110007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4233 Technology Drive Durham, North Carolina	22704
(Address of principal executive offices)	(Zip code)

(919) 287-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $90.0 million, based upon the closing price for shares of the registrant’s common stock of $6.13 as reported by NASDAQ Global Market on that date.

As of April 15, 2017, the registrant had 41,357,308 shares of Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

The purpose of this amendment (“Amendment”) is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from Argos Therapeutics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, with the only changes to Part IV, Item 15 being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report filed on March 16, 2017 is being amended or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the SEC subsequent to the Annual Report.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Argos Therapeutics, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth the name, age and position of each of our executive officers and directors as of April 15, 2017.

Name	Age	Position
Jeffrey D. Abbey	55	President, Chief Executive Officer and Director
Charles A. Nicolette, Ph.D.	54	Chief Scientific Officer and Vice President of Research and Development
Richard D. Katz, M.D.	53	Vice President and Chief Financial Officer
Lori R. Harrelson	47	Vice President of Finance
Hubert Birner, Ph.D. (1)(3)	50	Chairman of the Board of Directors
Robert F. Carey (1)(2)	58	Director
Sander van Deventer M.D., Ph.D. (2)	62	Director
Irackly Mtibelishvily (3)	45	Director
Igor Krol	43	Director

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

Hubert Birner, Ph.D. has served as chairman of our board of directors since 2005 and a member of our board of directors since 2001. Dr. Birner joined the Munich office of TVM Capital, a venture capital firm and affiliate of Argos, as an investment manager in 2000 and currently serves as the Managing Partner of the firm. From 1998 to 2000, Dr. Birner served as head of European business development and director of marketing for Germany at Zeneca Agrochemicals, a biopharmaceutical company. Prior to joining Zeneca Agrochemicals, Dr. Birner served as a management consultant in McKinsey & Company’s European healthcare and pharmaceutical practice. Dr. Birner currently serves as chairman of the board of directors of SpePharm Holdings BV, leon-nanodrugs GmbH and AL-S Pharma AG. He is also a member of the board of directors of Proteon Therapeutics Inc. Dr. Birner previously served on the board of directors of Horizon Pharma, Inc., Bioxell SA, Evotec AG, Probiodrug AG and Jerini AG. Dr. Birner received an M.B.A. from Harvard Business School and a doctorate in biochemistry from Ludwig-Maximilians University in Munich, Germany. His doctoral thesis was honored with the Hoffmann-La Roche prize for outstanding basic research in metabolic diseases. We believe that Dr. Birner is qualified to serve as chairman of our board of directors due to his extensive experience with biopharmaceutical companies and his years of experience providing strategic and advisory services to pharmaceutical and biotechnology companies as a lead director and investor.

Robert F. Carey has served as a member of our board of directors since September 2015. Mr. Carey has been executive vice president, chief business officer for Horizon Pharma plc since March 2014. Prior to that, Mr. Carey served as managing director and head of the healthcare investment banking group at JMP Securities LLC, a full-service investment bank from March 2003 to March 2014. Prior to JMP, Mr. Carey was a managing director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities International, Inc. Mr. Carey also has held roles at Red Hen Bread, InStadium, Shearson Lehman Hutton and Ernst & Whinney. Mr. Carey received his B.S. in accounting from the University of Notre Dame. We believe that Mr. Carey is qualified to serve on our board of directors due to his valuable and relevant healthcare investment banking experience with financings, mergers, acquisitions and global expansion and other strategic transactions as well as his role as a CPA supporting the audits of public and private corporations, which we expect will assist Mr. Carey in fulfilling his duties as chair of our audit committee.

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

Irackly Mtibelishvily has served as a member of our board of directors since 2016. Since 1998, Mr. Mtibelishvily has served in several capacities for Citigroup. During the period from 2012 until the present, Mr Mtibelishvily has held the position of managing director and chairman of corporate and investment banking for Russia and CIS and in December 2015 was appointed chairman of corporate and investment banking for Central and Eastern Europe Middle East and Africa. In this capacity he is responsible for overseeing and developing Citigroup's corporate and investment banking business in more than 35 countries. Mr. Mtibelishvily is a specialist in corporate finance, capital markets, securities, and mergers and acquisitions. Prior to Citigroup, Mr. Mtibelishvily was with the multinational law firm Clifford Chance LLP from 1994 to 1998. Mr. Mtibelishvily earned a master of international legal studies degree from the Moscow State Institute of International Relations and a master of laws degree from the University of Virginia Law School. We believe that Mr. Mtibelishvily is qualified to serve on our board of directors due to his 25 years of transactional and management experience in the field of investment banking and corporate finance.

Igor Krol has been a member of the board of directors since June 2016. Mr. Krol is currently CEO of Veset International Ltd. (Veset), a technology start-up focused on bringing innovative cloud technologies to media and broadcasting industry. Prior to joining Veset, Mr. Krol spent 12 years in investment banking at Sberbank CIB and Citigroup Investment Banking. While at Citigroup from 2001 to 2012, Mr. Krol worked with a broad range of global and emerging markets clients focusing on M&A and capital markets deal origination and execution including the initial public offering for Pharmstandard, the leading Russian pharmaceutical company. Mr. Krol still maintains an advisory role with Pharmstandard, one of our principal stockholders. Prior to those roles, Mr. Krol worked at Nestle, the leading global consumer company in varying roles including finance and purchasing between 1996 and 1999. Mr. Krol holds an MBA degree from INSEAD, Fontainebleau, France, and BA in Systems Engineering from MIREA Technical University, Moscow, Russia. We believe that Mr. Krol is qualified to serve on our board of directors due to his relevant corporate finance and investment banking experience with mergers, acquisitions and financings, as well experience in operational, financial and IT matters.

Board Composition and Election of Directors

Our board of directors is currently authorized to have up to seven members. In accordance with the terms of our certificate of incorporation and bylaws, our board of directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	the class I directors are Sander van Deventer, M.D., Ph.D. and Igor Krol, and their term expires at our annual meeting of stockholders to be held in 2018;

•	the class II directors are Hubert Birner, Ph.D. and Robert F. Carey, and their term expires at our annual meeting of stockholders to be held in 2019; and

•	the class III directors are Jeffrey D. Abbey and Irackly Mtibelishvily, and their term expires at our annual meeting of stockholders to be held in 2017.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. In accordance with the terms of our certificate of incorporation and bylaws, our directors are only able to be removed for cause by the affirmative vote of the holders of 75% or more of our voting stock.

There are no family relationships among any of our directors or executive officers.

Audit Committee

The current members of our audit committee are Hubert Birner, Ph.D. and Robert F. Carey. Mr. Carey chairs our audit committee. Philippe Van Holle served as a member of our audit committee in 2015 and 2016 until December 2016 at which time he ceased to serve as a member of our board of directors. Ralph Snyderman, M.D. served as a member of our audit committee from December 2016 to March 2017 at which time he ceased to serve as a member of our board of directors. Under NASDAQ Listing Rule 5605(c)(2)(A), we are required to have three independent directors on the audit committee. Currently the audit committee is comprised of Hubert Birner and Robert F. Carey, each of whom is independent under NASDAQ rules.

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

Code of Ethics and Code of Conduct

On December 20, 2013, we adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The code became effective on February 6, 2014. We have posted a current copy of the code on our website, www.argostherapeutics.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Based solely on our review of copies of such filings by our directors, executive officers, and 10% shareholders, or written representations from certain of those persons, we believe that all filings required to be made by those persons during fiscal 2016 were timely made.

ITEM 11. EXECUTIVE COMPENSATION

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2016. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place into perspective the data presented in the tables and narrative that follow. Our “named executive officers” for 2016 were:

•	Jeffrey D. Abbey, our president and chief executive officer;

•	Charles A. Nicolette, Ph.D., our vice president of research and development and chief scientific officer; and

•	Lee F. Allen, M.D., Ph.D., our chief medical officer who served during the year ended December 31, 2016.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jeffrey D. Abbey (4)	2016	450,000	356,500	1,029,892	18,527	1,854,919
President and Chief Executive Officer	2015	450,000	202,500	714,502	6,911	1,373,913
Charles A Nicolette, Ph.D.	2016	325,000	121,875	720,925	10,719	1,178,519
Vice President of Research and Development and Chief Scientific Officer	2015	325,000	108,875	446,564	9,267	889,706
Lee F. Allen, M.D., Ph.D. (5)	2016	407,292	389,375	1,016,592	62,170	1,875,429
Chief Medical Officer

____________________

(1)	In lieu of paying an annual bonus to each of our named executive officers entirely in cash for 2016, in January 2017 we paid 75% of the annual bonus in cash and paid the balance of the annual bonus through the grant of restricted stock awards having a value equal to 25% of the annual bonus, including 11,875 shares of common stock to Mr. Abbey, 5,642 shares to Dr. Nicolette and 7,378 shares to Dr. Allen. The number of shares of common stock granted to each named executive officer was calculated by dividing 25% of the amount of such officer’s 2016 annual bonus that would otherwise have been paid by the closing price of our common stock on January 13, 2017. Each of the restricted stock awards was subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 100% of the underlying shares of each award on April 19, 2017. Since Dr. Allen resigned on April 13, 2017, we repurchased the shares from Dr. Allen upon his resignation. In addition to the bonuses mentioned above, Mr. Abbey also received an additional cash bonus of $100,000 for 2016 and Dr. Allen received a starting bonus in 2016 in the amount of $230,000 paid in three installments within his first six months of service. In lieu of paying annual cash bonuses for 2015, in January 2016 we granted restricted stock awards to our executive officers, including 90,401 shares to Mr. Abbey and 48,604 shares to Dr. Nicolette. The number of shares granted to each named executive officer was calculated by dividing the amount of the 2015 annual cash bonus that would otherwise have been paid by the closing price of our common stock on January 8, 2016. Each of the restricted stock awards was subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 100% of the underlying shares of each award on November 20, 2016.

(2)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, or FASB ASC Topic 718. See Notes 2 and 10 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

(3)	The amounts reported in the “All Other Compensation” column reflect, for each named executive officer, the sum of the incremental cost to us of all perquisites and other personal benefits and includes post-tax insurance earnings. The amount reported in this column for Dr. Allen for 2016 also includes $55,769 in relocation and temporary living expenses paid on behalf of Dr. Allen.

(4)	Mr. Abbey serves as a member of our board of directors but does not receive any additional compensation for his service as a director.

(5)	Dr. Allen was appointed as our chief medical officer in January 2016 and resigned in April 2017.

Narrative Disclosure to Summary Compensation Table

The primary elements of our executive compensation program are:

•	base salary;

•	annual cash bonuses; and

•	equity incentive awards.

We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we have not adopted any formal policies or guidelines for allocating compensation among these elements.

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. In 2016, we paid an annual base salary of $450,000 to Mr. Abbey, $325,000 to Dr. Nicolette and $407,292 to Dr. Allen.

Annual Bonus. In addition to base salaries, our executive officers are eligible to receive annual discretionary cash bonuses based on the achievement of corporate objectives and individual performance. Bonuses are typically prorated on a monthly basis, as applicable, for executive officers who commence employment after the beginning of the year. Our executive officers’ annual bonus opportunities are generally set as a specified percentage of annual base salary. The 2016 annual target bonus amount was 60% of base salary for Mr. Abbey, 40% of base salary for Dr. Nicolette and 40% of base salary for Dr. Allen. In determining Mr. Abbey’s annual bonus, we have attributed 100% of the target bonus to the achievement of specified corporate objectives and in determining Dr. Nicolette and Dr. Allen’s annual bonuses, we attributed 75% of the target bonus to the achievement of specified corporate objectives and 25% to the individual’s effectiveness in helping us achieve our corporate objectives or other individual performance criteria. The annual corporate objectives are recommended by our chief executive officer and approved by the compensation committee and the board of directors. In lieu of paying an annual bonus to our named executive officers entirely in cash for 2016, in January 2017 we paid 75% of the annual bonus in cash and paid the balance of the annual bonus through the grant of restricted stock awards under our 2014 stock incentive, having a value equal to 25% of the annual bonus, including 11,875 shares of common stock to Mr. Abbey, 5,642 shares to Dr. Nicolette and 7,378 shares to Dr. Allen. The number of shares of common stock granted to each named executive officer was calculated by dividing 25% of the amount of such officer’s 2016 annual bonus that would otherwise have been paid by the closing price of our common stock on January 13, 2017. Each of the restricted stock awards is subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 100% of the underlying shares of each award on April 19, 2017. Since Dr. Allen resigned on April 13, 2017, we repurchased the shares from Dr. Allen upon his resignation. In addition to the above mentioned bonuses, Mr. Abbey received an additional cash bonus of $100,000 for 2016 and Dr. Allen received a starting bonus in 2016 in the amount of $230,000 paid in three installments within his first six months of service.

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

Outstanding Equity Awards as of December 31, 2016

The following table provides information about outstanding stock options held by each of our named executive officers as of December 31, 2016. All of the listed options were granted under our 2014 and 2008 stock incentive plans.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Jeffrey D. Abbey	14,175	(1)	-		4.20	(8)	7/2/18
	5,706	(2)	-		4.20	(8)	12/5/18
	50,425	(3)	-		4.20	(8)	12/10/20
	63,452	(4)	-		4.20	(8)	4/10/22
	45,602	(5)	-		4.20	(8)	12/11/22
	297,632	(6)	88,486	(6)	5.82		11/1/23
	49,396	(7)	14,686	(7)	5.82		11/11/23
	35,283	(9)	23,117	(9)	6.09		7/27/24
	-		87,600	(10)	6.09		7/27/24
	45,000	(11)	75,000	(11)	7.80		6/16/25
	-		250,000	(12)	7.41		6/12/26
	-		-		-		-	4,552	(16)	22,305	(16)
Charles A. Nicolette, Ph.D.	14,640	(1)	-		4.20	(8)	7/2/18
	5,893	(2)	-		4.20	(8)	12/5/18
	14,619	(3)	-		4.20	(8)	12/10/20
	31,726	(4)	-		4.20	(8)	4/10/22
	22,801	(5)	-		4.20	(8)	12/11/22
	124,599	(6)	37,044	(6)	5.82		11/1/23
	21,954	(7)	6,527	(7)	5.82		11/11/23
	10,875	(9)	7,125	(9)	6.09		7/27/24
	-		27,000	(10)	6.09		7/27/24
	28,125	(11)	46,875	(11)	7.80		6/16/25
	-		175,000	(12)	7.41		6/12/26
	-		-		-		-	4,552	(16)	22,305	(16)
Lee F. Allen, M.D., Ph.D.	-		300,000	(13)	2.19		1/19/26
	-		16,628	(14)	10.97		4/14/26
	-		83,373	(15)	6.30		7/10/26

___________________

(1)	This option was granted on July 2, 2008 and vested as to 50% of the shares on the date of grant, and as to the remaining 50% of the shares in equal amounts monthly over the two year period commencing on April 1, 2008.

(2)	This option was granted on December 5, 2008 and vested in specified increments over a two-year period ending on April 1, 2010.

(3)	This option was granted on December 10, 2010. This option vested in equal monthly installments over a four year period, with the first installment vesting on February 24, 2010, provided that recipient continued to provide services to us over such period.

(4)	This option was granted on April 10, 2012 and vested as to 1/3 of the shares on the date of grant, and as to the remaining 2/3 of the shares vesting in equal amounts monthly over the three year period commencing on April 10, 2012, provided that the recipient continued to provide services to us over such period.

(5)	This option was granted on December 11, 2012 and vested as to 50% of the shares on the date of grant, and as to the remaining 50% of the shares vesting in equal amounts monthly over the two year period commencing on October 31, 2012, provided that the recipient continued to provide services to us over such period.

(6)	This option was granted on November 1, 2013 and vested as to 25% on November 1, 2014, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on November 1, 2014, provided that the recipient continues to provide services to us over such period.

(7)	This option was granted on November 11, 2013 and vested as to 25% on November 1, 2014, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on November 1, 2014, provided that the recipient continues to provide services to us over such period.

(8)	In April 2012, our board of directors approved the repricing of stock options that had exercise prices between $10.86 and $36.66 per share, including this option, to the then estimated fair value of our common stock, determined to be an exercise price of $4.20 per share.

(9)	This option was granted on July 28, 2014 and vested as to 25% of the shares on July 1, 2015, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on July 1, 2015, provided that the recipient continues to provide services to us over such period.

(10)	These options were granted on July 28, 2014 and vest based on the achievement of various individual performance and market targets at various dates through December 31, 2017, provided that the recipient continues to provide services to us through such dates.

(11)	These options were granted on June 17, 2015 and will vest as to 25% of the shares on June 1, 2016, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on June 1, 2016, provided that the recipient continues to provide services to us over such period.

(12)	This option was granted on June 13, 2016 and vested as to 25% of the shares on June 1, 2017, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on June 1, 2017, provided that the recipient continues to provide services to us over such period.

(13)	This option was granted on January 19, 2016 and vested as to 25% of the shares on January 1, 2017, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on January 1, 2017, provided that the recipient continues to provide services to us over such period.

(14)	This option was granted on April 15, 2016 and vested as to 25% of the shares on April 1, 2017, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on April 1, 2017, provided that the recipient continues to provide services to us over such period.

(15)

This option was granted on July 11, 2016 and vested as to 25% of the shares on July 1, 2017, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on July 1, 2017, provided that the recipient continues to provide services to us over such period.

(16)

This award of restricted stock units for 10,924 shares of common stock was granted on June 13, 2016 and vests monthly in equal amounts over one year with the first installment vesting on July 1, 2016 and the award of restricted stock vesting in full on June 1, 2017, provided that the recipient continues to provide services to us over such period.

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

Each named executive officer is eligible to receive an annual performance cash bonus under his or her employment agreement based on the achievement of corporate objectives and the named executive officer’s individual performance, which is determined by our board of directors in its sole discretion. The bonus opportunity is calculated as a percentage of the named executive officer’s then annual base salary. For the year ended December 31, 2016, the target annual bonus for each named executive officer was 60% for Mr. Abbey, 40% for Dr. Nicolette and 40% for Dr. Allen. Each named executive officer must be employed on the date the bonus is paid in order to be eligible for and receive his or her annual bonus.

Potential Payments upon Termination or Change in Control

Upon execution and effectiveness of a separation agreement and release of all claims, each named executive officer is entitled to severance payments if his or her employment is terminated under specified circumstances pursuant to the terms of his or her employment agreement.

If we terminate Mr. Abbey’s, Dr. Nicolette’s or Dr. Allen’s employment without cause or if each such named executive officer terminates his employment with us for good reason in accordance with the terms of his employment agreement, he is entitled to receive from us an amount equal to nine months of his then annual base salary, payable in nine equal monthly installments in accordance with our payroll practices, and standard health insurance coverage for a period of nine months, subject to such benefits being available to non-employees. If the named executive officer’s standard health insurance coverage is not available to non-employees under our company sponsored plan, we will reimburse the named executive officer in an amount equal to the cost of the premium for coverage under a medical plan at the same level and on the same terms and conditions in place immediately before his or her termination.

If we terminate the named executive officer’s employment without cause or if the named executive officer terminates his or her employment with us for good reason in accordance with the terms of his or her employment agreement, in either case within 90 days before or six months after a “change in control event” as defined in our 2008 stock incentive plan for Mr. Abbey and Dr. Nicolette, and as defined in our 2014 stock incentive plan, for Dr. Allen, and such event also constitutes a “change in control event” within the meaning of the regulations promulgated under Section 409A of the Internal Revenue Code, as amended, or the Code, Mr. Abbey, Dr. Nicolette and Dr. Allen will be entitled to receive the payments and benefits specified above for a period of 15 months rather than nine months. Additionally, in such circumstances, Mr. Abbey, Dr. Nicolette and Dr. Allen will each be entitled to receive an amount equal to 15 months of his target bonus for the year in which his employment terminates, payable in 15 equal monthly installments in accordance with our payroll practices.

Under Mr. Abbey’s and Dr. Nicolette’s employment agreements, effective upon the closing of our initial public offering, or IPO, in February 2014 and for a period of four years from such date, to the extent that any payment, benefit or distribution, or combination thereof, by us or any of our affiliates to the executive officer pursuant to his employment agreement or any other agreement, plan or arrangement would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed under Section 4999 of the Code, Mr. Abbey and Dr. Nicolette, as applicable, will be entitled to receive a “gross-up” payment equal to the sum of such excise tax and related interest or penalties, plus the amount necessary to put him in the same after-tax position that he would have been in had he not incurred any tax liability under Section 4999 of the Code. After such four-year period, the applicable executive officer will not be entitled to any such “gross up” payment associated with any “parachute payment” or excise tax.

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

On April 13, 2017, Dr. Allen voluntarily resigned from his position of chief medical officer. No additional payments are owed to Dr. Allen.

2014 Stock Incentive Plan

In January 2014, our board of directors adopted and our stockholders approved the 2014 stock incentive plan, which became effective immediately prior to the closing of our IPO, which occurred in February 2014. The 2014 stock incentive plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the plan, the number of shares of our common stock that were reserved for issuance under the 2014 stock incentive plan was the sum of 1,951,182 shares, plus such number of shares of our common stock (up to 357,841 shares) as was equal to the sum of the number of shares of common stock reserved for issuance under the 2008 stock incentive plan that remained available for grant under the 2008 stock incentive plan immediately prior to the closing of our IPO and the number of shares of common stock subject to outstanding awards under the 2008 stock incentive plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right, plus an annual increase, to be added on the first day of the 2015 fiscal year and each subsequent anniversary through January 1, 2024, equal to the lowest of 2,309,023 shares of our common stock, 4% of the number of our outstanding shares on the first day of each such fiscal year and an amount determined by our board of directors. On January 1, 2015, an additional 589,722 shares of common stock were authorized for issuance under the 2014 stock incentive plan, on January 1, 2016, an additional 865,660 shares of common stock were authorized for issuance under the 2014 stock incentive plan, and on January 1, 2017, an additional 1,650,527 shares of common stock were authorized for issuance under the 2014 stock incentive plan.

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

As of January 1, 2017, options to purchase 3,240,486 shares of our common stock, at a weighted average exercise price per share of $6.39 were outstanding under the 2014 stock incentive plan.

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

As of January 1, 2017, options to purchase 1,662,342 shares of our common stock, at a weighted average exercise price per share of $5.44, were outstanding under the 2008 stock incentive plan.

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

Transferability . Awards made under the 2008 stock incentive plan are not transferable except by will or by the laws of descent or distribution or, other than in the case of an incentive stock option, pursuant to a domestic relations order.

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

Director Compensation

Our non-employee director compensation program is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. The form and amount of director compensation paid under our program is reviewed and assessed from time to time by the compensation committee with changes, if any, recommended to the board for action. Director compensation may take the form of cash, equity, and other benefits ordinarily available to directors.

From January 1, 2016 through September 30, 2016, our non-employee director compensation program, or the Original Program, provided for non-employee directors to receive an option grant of 11,000 shares upon election to the board, which option grant vests in equal quarterly installments over a term of three years so long as such person continues to serve as a director and an annual option grant of 5,500 shares upon the annual meeting of stockholders, which option grant vests in equal quarterly installments over a term of one year so long as such person continues to serve as a director. These grants were made under our 2014 stock incentive plan. Our program also provided for our non-employee directors to receive an annual retainer of $35,000, and an additional retainer of $25,000 in the event such director is the chairman or lead director. If the non-employee director was a member of our audit or compensation committee, he or she would receive an additional $5,000 retainer, which is increased to $10,000 if such director is serving as the chair of such committee. If the non-employee director was a member of our nominating and corporate governance committee, he or she would receive an additional $2,500 retainer, which is increased to $5,000 if such director is serving as the chair of such committee. These retainers are paid to each non-employee director quarterly in arrears.

Effective as of October 1, 2016 we adopted a new non-employee director compensation program, or the New Program, which provides that non-employee directors receive an option grant of 30,000 shares upon election to the board, which option grant vests in equal quarterly installments over a term of three years so long as such person continues to serve as a director and an annual option grant of 15,000 shares upon the annual meeting of stockholders, which option grant vests in equal quarterly installments over a term of one year so long as such person continues to serve as a director. These grants are made under our 2014 stock incentive plan. Our program also provides for our non-employee directors to receive an annual retainer of $40,000, and an additional retainer of $25,000 in the event such director is the chairman or lead director. If the non-employee director is a member of our audit or compensation committee, he or she would receive an additional $7,500 retainer, which is increased to $15,000 if such director is serving as the chair of such committee. If the non-employee director is a member of our nominating and corporate governance committee, he or she would receive an additional $5,000 retainer, which is increased to $10,000 if such director is serving as the chair of such committee. These retainers are paid to each non-employee director quarterly in arrears.

Notwithstanding the change to the non-employee director compensation program, with respect to the fourth quarter of 2016, we compensated our directors under the Original Program. It is our intention to provide additional compensation to the non-employee directors to reflect the fact that the New Program was effective as of October 1, 2016.

For 2016, our board had determined that each non-employee director would receive shares of our common stock under our 2014 stock incentive plan in lieu of cash board fees on the last day of each calendar quarter in 2016. The number of shares granted to each non-employee director on a quarterly basis was that number of whole shares of our common stock equal to the dollar amount of such director’s fees for a given calendar quarter divided by the closing share price of our common stock on the last trading day of each calendar quarter. For 2017, non-employee directors will receive cash.

We reimburse each non-employee director for reasonable travel expenses and fees incurred in connection with attendance at board and committee meetings on our behalf, and for expenses such as supplies.

2016 Compensation of Non-Employee Directors

Our non-employee directors received the following aggregate amounts of compensation in respect of the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash		Option Awards (1)	Total
	($)		($)	($)
Hubert Birner, Ph.D.	69,622	(9)	23,471	93,093
Robert F. Carey	45,260	(10)	23,471	68,731
Igor Krol (2)	19,510	(11)	59,050	78,560
Irackly Mtibelishvily (3)	1,935	(12)	104,056	105,991
Andrei Petrov (4)	40,036	(13)	23,471	63,507
Ralph Snyderman, M.D. (5)	2,808	(14)	110,842	113,650
Brian J. Underdown, Ph.D. (6)	11,872	(15)	-	11,872
Sander van Deventer, M.D., Ph.D.	39,989	(16)	23,471	63,460
Philippe Van Holle (7)	42,394	(17)	23,471	65,865
Alexey Vinogradov, Ph.D. (8)	15,571	(18)	-	15,571

(1)	The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted to our non-employee directors computed in accordance with the FASB ASC Topic 718. The assumptions made in determining the fair values of our option awards are set forth in Notes 2 and 10 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
(2)	Igor Krol joined our board of directors in June 2016.
(3)	Irackly Mtibelishvily joined our board of directors in December 2016.
(4)	Andrei Petrov resigned from our board of directors in December 2016.
(5)	Ralph Snyderman joined our board of directors in December 2016 and resigned in March 2017.
(6)	Brian Underdown resigned from our board of directors in March 2016.
(7)	Philippe Van Holle resigned from our board of directors in December 2016.
(8)	Alexey Vinogradov resigned from our board of directors in June 2016.
(9)	Includes cash retainers of $69,622 in lieu of which Dr. Birner received 12,620 shares of our common stock.
(10)	Includes cash retainers of $45,260 in lieu of which Mr. Carey received 8,206 shares of our common stock.
(11)	Includes cash retainers of $19,510 in lieu of which Mr. Krol received 3,784 shares of our common stock.
(12)	Includes cash retainers of $1,935 in lieu of which Mr. Mtibelishvily received 395 shares of our common stock.
(13)	Includes cash retainers of $40,036 in lieu of which Dr. Petrov received 7,197 shares of our common stock.
(14)	Includes cash retainers of $2,808 in lieu of which Dr. Snyderman received 573 shares of our common stock.
(15)	Includes cash retainers of $11,872 in lieu of which Dr. Underdown received 1,855 shares of our common stock.
(16)	Includes cash retainers of $39,989 in lieu of which Dr. van Deventer received 7,352 shares of our common stock.
(17)	Includes cash retainers of $42,394 in lieu of which Mr. Van Holle received 7,621 shares of our common stock.
(18)	Includes cash retainers of $15,571 in lieu of which Dr. Vinogradov received 2,480 shares of our common stock.

As of December 31, 2016, our non-employee directors as of such date held the following numbers of stock options, all of which were granted under our 2014 stock incentive plan:

Name	Option Awards
Hubert Birner, Ph.D.	22,000
Robert Carey	16,500
Igor Krol	11,000
Irackly Mtibelishvily	30,000
Andrei Petrov	22,000
Ralph Snyderman, M.D.	30,000
Brian Underdown, Ph.D.	7,333
Sander van Deventer, M.D., Ph.D.	22,000
Philippe Van Holle	22,000
Alexey Vinogradov, Ph.D.	—

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company. The current members of our compensation committee are Sander van Deventer and Robert F. Carey. Sander van Deventer chairs our compensation committee. Philippe Van Holle served as a member of our compensation committee in 2015 and 2016 until December 2016 at which time he ceased to serve as a member of our board of directors. Ralph Snyderman, M.D. served as a member of our compensation committee from December 2016 to March 2017 at which time he ceased to serve as a member of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information relating to our equity compensation plans as of December 31, 2016.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column) (1)
Equity compensation plans approved by security holders	4,902,828	$6.07	838,598
Equity compensation plans not approved by security holders	-	-	-
Total	4,902,828	$6.07	838,598

(1)	Reflects the total number of shares of our common stock available for issuance under the 2014 Plan and the 2014 ESPP as of December 31, 2016. Our 2014 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year starting in the 2016 fiscal year and on each subsequent anniversary through January 1, 2024, equal to the lowest of 2,309,023 shares of our common stock, 4% of the number of our outstanding shares of common stock on the first day of each such fiscal year or an amount determined by our board of directors. On January 1, 2017, 1,650,527 additional shares of our common stock were authorized for issuance under the 2014 stock incentive plan.

Security Ownership of Certain Beneficial Owners and Management

 The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 15, 2017 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 15, 2017 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Except as otherwise set forth in the footnotes below, the address of the beneficial owner is c/o Argos Therapeutics, Inc., 4233 Technology Drive, Durham, North Carolina 27704. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Pharmstandard International S.A. (1)	18,362,883	39.51%
ForArgos B.V. (2)	9,012,326	20.40%
TVM V Life Science Ventures GmbH & Co. KG (3)	2,274,765	5.45%

Directors and Named Executive Officers:
Sander van Deventer, M.D., Ph.D. (4)	9,048,883	20.49%
Hubert Birner, Ph.D. (5)	2,318,945	5.56%
Robert Carey (6)	28,706	0.07%
Irackly Mtibelishvily (7)	19,895	0.05%
Igor Krol (8)	17,040	0.04%
Jeffrey D. Abbey (9)	883,796	2.13%
Charles A. Nicolette, Ph.D. (10)	445,606	1.07%
Lee Allen, M.D. (11)	97,402	0.24%
All executive officers and directors as a group (9 persons) (12)	12,937,494	28.21%

__________________

(1)	The address of Pharmstandard International S.A. is 65, Boulevard Grande Duchesse Charlotte, L-1331 Luxembourg, Grand Duchy of Luxembourg. Consists of (i) 13,242,279 shares of common stock and (ii) warrants to purchase 5,120,604 shares of common stock. Pharmstandard International S.A. is a wholly owned subsidiary of Public Joint Stock Company “Pharmstandard.” As the parent entity, Public Joint Stock Company “Pharmstandard” has voting and investment control over the shares of the Company held by Pharmstandard International S.A.

(2)	The address of ForArgos B.V. is Gooimeer 2-35 1411 DC Naarden, the Netherlands. Consists of (i) 6,199,962 shares of common stock held by ForArgos B.V. and (ii) warrants to purchase 2,812,364 shares of common stock. Forbion 1 Management B.V., the director of ForArgos B.V., has voting and investment power over the shares and warrants held by ForArgos B.V., which are exercised through Forbion 1 Management B.V.‘s investment committee, consisting of L.P.A. Bergstein, H. A. Slootweg, M. A. van Osch, G. J. Mulder and Sander van Deventer. None of the members of the investment committee has individual voting and investment power with respect to such shares, and the members disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein.

(3)	The address of TVM V Life Science Ventures GmbH &Co. KG is Ottostr. 4, 80333 Munich, Germany. Consists of (i) 1,930,333 shares of common stock and (ii) warrants to purchase 344,432 shares of common stock. The shares and warrants represented here are directly held by TVM V Life Science Ventures GmbH & Co. KG (“TVM V”), the managing limited partner of which is TVM V Life Science Ventures Management GmbH & Co. KG (“TVM V Management”), for which Hubert Birner, Stefan Fischer, Alexandra Goll and Alex Polack, each a member of the investment committee of TVM V Management, share voting and investment authority over the shares held by TVM V. Each of TVM V Management, Hubert Birner, Stefan Fischer, Alexandra Goll and Alex Polack disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest therein, if any.

(4)	Consists of (i) 9,012,326 shares of common stock beneficially owned by ForArgos as described in footnote (2) above, (ii) 5,057 shares of common stock owned directly and (iii) 31,500 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(5)	Consists of (i) 2,274,765 shares of common stock beneficially owned by TVM V as described in footnote (3) above, (ii) 12,680 shares of common stock owned directly and (iii) 31,500 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(6)	Consists of (i) 8,206 shares of common stock and (ii) 20,500 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(7)	Consists of (i) 14,895 shares of common stock and (ii) 5,000 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(8)	Consists of (i) 3,874 shares of common stock and (ii) 13,166 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(9)	Consists of (i) 136,729 shares of common stock (ii) 1,821 shares of common stock issuable upon the vesting of restricted stock units and (iii) 745,246 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(10)	Consists of (i) 90,975 shares of common stock (ii) 1,821 shares of common stock issuable upon the vesting of restricted stock units and (iii) 352,810 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(11)	Consists of (i) 9,902 shares of common stock and (ii) 87,500 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

(12)	Includes (i) 12,937,494 shares of common stock (ii) 3,642 shares of common stock issuable upon the vesting of restricted stock units and (iii) 1,336,688 shares of common stock issuable upon exercise of options that are exercisable as of April 15, 2017 or will become exercisable within 60 days after such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2016, we have engaged in the following transactions, in which the amount involved in the transaction exceeds $120,000 with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as we could have obtained from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Item 11. Executive Compensation.”

Participation in our Follow-On Public Offering

On August 2, 2016, we issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. Our aggregate net proceeds of the offering were $48.2 million after deducting underwriting discounts and commissions and offering expenses.

The number of shares and warrants that each of our principal stockholders purchased and the aggregate purchase price paid for such shares and warrants is set forth in the table below.

Name	Shares Purchased	Shares of Common Stock Underlying Warrants Purchased	Purchase Price
Pharmstandard International S.A.	2,363,636	1,772,727	$12,999,998
Entities affiliated with ForArgos B.V.	1,545,454	1,159,090	$8,499,997

Participation in our PIPE Financing

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a private placement financing. The financing was to take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375.  At the closing of the second tranche in June 2016, we sold and the investors purchased, for a total purchase price of $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche.  The warrants issued in each closing have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, had also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, Pharmstandard could be required to purchase at a third closing up to approximately $10.3 million of shares of common stock (without warrants). The dollar amount committed to be purchased by Pharmstandard at the third closing was subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations. The net proceeds received from the follow-on public offering that closed on August 2, 2016 reduced in full the dollar amount committed to be purchased in the third tranche (see Item 1. Note 8 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017), and as a result we have no further ability to effect the closing of, and Pharmstandard has no further obligation to purchase shares in, a third tranche of the private placement financing.

The number of shares and warrants that each of our principal stockholders purchased and the aggregate purchase price paid for such shares and warrants is set forth in the table below.

Name	Shares Purchased	Shares of Common Stock Underlying Warrants Purchased	Purchase Price
Pharmstandard International S.A.	4,463,835	3,347,877	$24,300,002
Entities affiliated with ForArgos B.V.	2,204,363	1,653,273	$12,000,001
TVM V Life Science Ventures GmbH & Co. KG	458,242	344,432	$2,499,999

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

Our board of directors has determined that all current directors and the directors that served during the year 2016, other than Mr. Abbey, were independent directors as defined by applicable NASDAQ rules. In making such determinations, our board of directors considered the relationships that each such non-employee director and director nominee has with our company and all other facts and circumstances that our board of directors deems relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and director nominee.

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

Audit and other fees billed to us by PricewaterhouseCoopers, LLP for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Audit Fees (1)	$403,564	$314,906
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	3,167
All Other Fees (4)	-	-
Total Fees for Services Provided	$403,564	$318,073

____________________

(1)	Audit fees include fees associated with the annual audit, reviews of interim financial statements included in our quarterly reports on Form 10-Q and SEC registration statements, accounting and reporting consultations and audits conducted under OMB Circular A-133.

(2)	There were no audit-related fees for the years ended December 31, 2016 or 2015.

(3)	Consisted of tax fees related to our Canadian subsidiary, DC Bio, for the year ended December 31, 2015. There were no tax fees for the year ended December 31, 2016.

(4)	Other fees include fees billed for other services rendered not included within Audit Fees, Audit Related Fees or Tax Fees. There were no other fees for the years ended December 31, 2016 or 2015.

PricewaterhouseCoopers LLP did not perform any professional services related to financial information systems design and implementation for us in the year ended December 31, 2016 or 2015.

The audit committee has determined in its business judgment that the provision of non-audit services described above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

In 2014, the audit committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services to be provided by PricewaterhouseCoopers LLP, including audit services and permitted audit-related and non-audit services, must be preapproved by the audit committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The board of directors preapproved all audit and non-audit services provided by PricewaterhouseCoopers LLP during years ended December 31, 2016 and 2015.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) Financial Statements

For a list of the financial statements filed with our Annual Report and included as part of this Form 10-K/A, see Index to the Financial Statements on page 88 of our Annual Report, incorporated into this Item by reference.

(b) Exhibits

The exhibits filed as part of this Amendment are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

(c) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGOS THERAPEUTICS, INC.

Date: May 1, 2017	By:	/s/ Jeffrey D. Abbey
Jeffrey D. Abbey
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

4.1	Specimen Stock Certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

4.2	Fifth Amended and Restated Registration Rights Agreement, dated as of August 9, 2013 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

4.3	Amendment No. 1 to Fifth Amended and Restated Registration Rights Agreement, dated September 29, 2014 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

4.4	Amendment No. 2 to Fifth Amended and Restated Registration Rights Agreement, dated July 14, 2016 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443) on August 15, 2016 and incorporated herein by reference)

4.5	Amendment No. 3 to Fifth Amended and Restated Registration Rights Agreement, dated March 6, 2017 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

4.6	Form of Warrant Agreement by and among the Company and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on July 29, 2016 and incorporated herein by reference)

10.1+	2008 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.4+	2014 Stock Incentive Plan (filed as Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.6+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.7	Lease Agreement, dated as of January 16, 2001, between the Registrant and HCP MOP, as amended (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.8+	Employment Agreement between the Registrant and Jeffrey D. Abbey, dated December 9, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.9+	Employment Agreement between the Registrant and Charles A. Nicolette, dated December 9, 2013 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.10+	Employment Agreement between the Registrant and Lori R. Harrelson, dated December 9, 2013 (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.11+	Employment Agreement by and between the Registrant and Dr. Lee Allen, dated December 4, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on May 16, 2016 and incorporated herein by reference)

10.12+	Amended and Restated Employment Agreement between the Registrant and Joan C. Winterbottom, dated June 10, 2016 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on August 15, 2016 and incorporated herein by reference)

10.13+	Employment Agreement between the Registrant and Richard D. Katz, dated July 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 11, 2016 and incorporated herein by reference)

10.14	Form of Indemnification Agreement between the Registrant and each director and executive officer (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.15†	Contract No. HHSN266200600019C, dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.16†	License Agreement, dated August 9, 2013, by and between the Registrant and Pharmstandard S.A. (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.17†	License Agreement, dated July 31, 2013, by and between the Registrant and Green Cross Corp. (filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.18†	License Agreement, dated July 28, 2011, by and between the Registrant and Celldex Therapeutics, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.19†	License Agreement, dated January 10, 2000, by and between the Registrant and Duke University, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.20	Acknowledgement Agreement, dated November 4, 2013, by and between the Registrant and Pharmstandard International S.A. (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.21+	2014 Employee Stock Purchase Plan (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.22	Lease Agreement, dated August 18, 2014, by and between by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 22, 2014 and incorporated herein by reference)

10.23	Venture Loan and Security Agreement, dated September 29, 2014, by and between the Registrant and Horizon Technology Finance Corporation and Fortress Credit Co LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.24	Form of Warrant to Purchase Common Stock, issued to Horizon Technology Finance Corporation on September 29, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.25	Form of Warrant to Purchase Common Stock, issued to Drawbridge Special Opportunities Fund LP on September 29, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.26	Development Agreement, dated October 29, 2014, by and between the Registrant and Invetech Lty Ltd (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2014 and incorporated herein by reference)

10.27†	Development Agreement, dated January 5, 2015, by and between the Registrant and Saint-Gobain Performance Plastics Corporation (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

10.28†	Second Amendment to Development Agreement, dated as of December 23, 2016 amending that certain Development Agreement dated January 5, 2015 entered into by and between the Registrant and Saint-Gobain Performance Plastics Corporation (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

10.29	Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 20, 2015 and incorporated by reference)

10.30	Novated, Amended and Restated License Agreement effective as of October 1, 2014, by and between the Registrant and MEDcell Co., Ltd., as amended on December 28, 2015 and January 28, 2016 (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

10.31	Modification No. 11, effective September 18, 2014, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on November 16, 2015 and incorporated herein by reference)

10.32†	License Agreement, dated April 7, 2015, by and between the Registrant and Lummy (Hong Kong) Co., Ltd. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on May 15, 2015 and incorporated herein by reference)

10.33†	Master Process Development and Supply Agreement, dated December 22, 2015, by and between the Registrant and Cellscript, LLC (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K on March 30, 2016 and incorporated herein by reference)

10.34	Securities Purchase Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.35	Form of Common Stock Warrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.36	Registration Rights Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.37	Sales Agreement, dated May 8, 2015, by and between the Registrant and Cowen and Company, LLC (filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 on May 8, 2015 and incorporated herein by reference)

10.38	Fifth Amendment to Lease Agreement and Third Amendment to Purchase and Sale Agreement, dated as of July 1, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443 on August 15, 2016 and incorporated herein by reference)

10.39	Sixth Amendment to Lease Agreement and Fourth Amendment to Purchase and Sale Agreement, dated as of September 30, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443) on November 14, 2016 and incorporated herein by reference)

10.40	Lease Agreement, dated January 17, 2017, by and between Keystone-Centennial II, LLC and Registrant (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

10.41	Payoff Letter, entered into as of March 3, 2017, among Argos Therapeutics, Inc. and the lenders under the Venture Loan and Security Agreement, dated as of September 29, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.42	Warrant issued to Horizon Technology Finance Corporation, dated March 3, 2017 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.43	Warrant issued to Fortress Credit Opportunities V CLO Limited, dated March 3, 2017 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.44†	Modification No. 13, effective June 29, 2016, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 on December 30, 2013 and incorporated herein by reference)

23.1	Consent of PriceWaterhouseCoopers, an independent registered public accounting firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

31.1	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

31.2	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

31.3*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer (furnished as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

101.INS	XBRL Instance Document (filed as Exhibit 101INS to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101SCH to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101CAL to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101DEF to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101LAB to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101PRE to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

*	Filed herewith.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Indicates management contract or plan.