Form 10-Q
period 2017-03-31
ARGOS THERAPEUTICS INC
filed 2017-05-10
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 3, 2017, there were 41,351,750 shares outstanding of the registrant’s common stock, par value $0.001 per share.

1

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2017

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2016	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$52,973,376	$11,137,799
Restricted cash	-	2,441,752
Assets held for sale	1,452,172	10,341,529
Prepaid expenses	940,106	1,467,637
Other receivables	136,140	137,238
Total current assets	55,501,794	25,525,955
Property and equipment, net	40,951,577	4,304,799
Restricted cash	740,000	-
Other assets	11,020	11,020
Total assets	$97,204,391	$29,841,774
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$5,377,377	$3,355,703
Accrued expenses	9,980,891	6,045,712
Current portion of restructuring obligation	-	2,492,557
Current portion of notes payable	11,475,480	17,505
Current portion of manufacturing research and development obligation	3,653,203	4,451,599
Current portion of facility lease obligation	—	585,382
Current portion of capital lease obligations	122,887	126,610
Total current liabilities	30,609,838	17,075,068
Long-term portion of notes payable	18,673,298	6,497,876
Long-term portion of manufacturing research and development obligation	4,509,033	3,800,978
Long-term portion of facility lease obligation	7,390,000	6,804,618
Long-term portion of capital lease obligations	2,202,966	2,169,883
Deferred liabilities	6,723,500	6,696,000
Warrants	20,926,061	568,738
Commitments	-	-
Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2016 and March 31, 2017; 0 shares issued and outstanding as of December 31, 2016 and March 31, 2017	-	-
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2016 and March 31, 2017; 41,263,179 and 41,357,308 shares issued and outstanding as of December 31, 2016 and March 31, 2017	41,263	41,357
Accumulated other comprehensive loss	(134,208)	(132,883)
Additional paid-in capital	338,249,457	342,387,037
Accumulated deficit	(331,986,817)	(356,066,898)
Total stockholders’ (deficit) equity	6,169,695	(13,771,387)
Total liabilities and stockholders’ (deficit) equity	$97,204,391	$29,841,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2016	2017

Revenue	$146,429	$105,259

Operating expenses
Research and development	9,501,976	7,913,829
General and administrative	2,975,024	3,962,891
Impairment of property and equipment	-	27,204,349
Restructuring costs	-	5,008,292
Total operating expenses	12,477,000	44,089,361
Operating loss	(12,330,571)	(43,984,102)

Other income (expense)
Interest income	1,576	30,576
Interest expense	(491,193)	(728,433)
Gain on early extinguishment of debt	-	249,458
Change in fair value of warrant liability	-	20,357,323
Other expense	-	(4,905)

Other (expense) income, net	(489,617)	19,904,021

Net loss	$(12,820,188)	$(24,080,081)

Net loss per share, basic and diluted	$(0.57)	$(0.58)

Weighted average shares outstanding, basic and diluted	22,606,626	41,313,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2016	2017
Net loss	$(12,820,188)	$(24,080,081)

Other comprehensive gain
Foreign currency translation gain	7,956	1,325
Unrealized gain on short-term investments	271	-

Total comprehensive loss	$(12,811,961)	$(24,078,756)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities
Net loss	$(12,820,188)	$(24,080,081)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	201,742	244,495
Share-based compensation expense	873,222	3,647,671
Common stock issued as payment for directors’ fees	79,981	-
Amortization of debt discount	35,204	-
Amortization of debt issuance costs	8,501	-
Gain on early extinguishment of debt	-	(249,458)
Impairment loss on property and equipment	-	27,204,349
Decrease in fair value of warrant liability	-	(20,357,323)
Loss on disposal of equipment	-	13,347
Interest accrued on long-term debt	-	351,102
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(64,203)	(594,525)
Restricted cash	-	(1,701,752)
Accounts payable	983,980	75,197
Accrued expenses	1,327,441	(3,194,392)
Current portion of restructuring obligation	-	2,492,557
Long-term deferred liabilities	(55,000)	(27,500)
Long-term portion of manufacturing research and development obligation	108,760	90,340

Net cash used in operating activities	(9,320,560)	(16,085,973)

Cash flows from investing activities
Purchase of property and equipment	(3,916,117)	(3,542,597)
Proceeds from sale of property and equipment	-	1,460,615
Proceeds from maturity of short-term investments	1,003,431	-

Net cash used in investing activities	(2,912,686)	(2,081,982)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	19,882,916	-
Stock issuance costs	(8,454)	-
Proceeds from employee stock purchase plan	136,958	8,369
Payment on facility lease obligation	(100,000)	-
Payment on capital lease obligations	-	(33,514)
Payments on notes payable	(4,769)	(23,643,786)

Net cash provided by (used in) financing activities	19,906,651	(23,668,931)
Effect of exchange rates changes on cash	7,856	1,309
Net increase (decrease) in cash and cash equivalents	7,681,261	(41,835,577)
Cash and cash equivalents
Beginning of period	6,163,144	52,973,376

End of period	$13,844,405	$11,137,799

Supplemental disclosure of cash flow information
Cash paid for interest	$384,445	$468,839
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants in exchange for early extinguishment of debt	$-	$87,100
Stock issuance costs included in accounts payable and accrued expenses	$787,154	$-
Interest capitalized on construction-in-progress	$457,582	$-
Purchases of property and equipment included in accounts payable and accrued expenses	$1,019,734	$2,381,502

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

The Company’s most advanced product candidate is rocapuldencel-T, which it is developing for the treatment of metastatic renal cell carcinoma, (“mRCC”), and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC (the “ADAPT trial”) under a special protocol assessment (the “SPA”), with the Food and Drug Administration (the “FDA”). The Company dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the trial in July 2015. In February 2017, the independent data monitoring committee (the “IDMC”) for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, the Company determined to continue to conduct the trial while it analyzed interim data from the trial. Following a meeting with the FDA, the Company now plans to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in late 2017 or early 2018. The Company also plans to continue to analyze interim data from the trial and to submit a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. The Company believes that extending the evaluation of rocapuldencel-T beyond 290 events in the trial could enhance its ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review the planned protocol amendment, and the Company expects to continue discussions with the FDA regarding its development program for rocapuldencel-T. If the Company agrees with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. In addition to the ADAPT trial, the Company is also currently supporting an investigator-initiated Phase 2 trial of rocapuldencel-T in patients with early stage RCC. Subject to obtaining financing, the Company plans to support an investigator-initiated Phase 2 trial of rocapuldencel-T in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

The Company is also developing a separate Arcelis-based product candidate, AGS-004, for the treatment of HIV. The Company has completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”). The Company is currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug for HIV eradication, and plans to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from the Company’s ongoing trial in adult HIV patients are favorable and government funding is available.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of March 31, 2017, had an accumulated deficit of $356.1 million. Also, as of March 31, 2017, the Company’s current assets totaled $25.5 million compared with current liabilities of $17.1 million, and the Company had cash and cash equivalents of $11.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the three months ended March 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

On March 3, 2017, the Company entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC (the “Lenders”) under the venture loan and security agreement (the “Loan Agreement”) pursuant to which the Company paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of the Company’s outstanding indebtedness and obligations to the Lenders under the Loan Agreement were paid in full, and the Loan Agreement and the notes thereunder were terminated.

As of March 31, 2017, the Company had cash and cash equivalents of $11.1 million and working capital of $8.5 million. The Company does not currently have sufficient cash resources to pay its obligations as they become due. In addition to the payoff letter described above, the Company announced that its board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. The Company incurred $1.0 million in severance costs and $2.4 million in stock compensation expenses from the acceleration of stock options for the employees associated with the workforce reduction. The Company has also initiated discussions with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, Invetech Pty Ltd, or Invetech, and Medpace, Inc., or Medpace, regarding the fees that the Company owes them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. However, even taking these measures into account, the Company does not have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond May 2017. Therefore, the Company will need to raise additional capital by the end of May 2017 in order to continue to operate its business beyond that time. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of its assets or proprietary technologies, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to the Company. Under these circumstances, the Company may instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Until such time, if ever, as the Company can generate substantial product revenues, it expects to seek to raise additional funds through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurance that the Company will be able to generate funds in these manners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and the Company could be forced to delay, reduce, terminate or eliminate its product development programs, wind up its operations, liquidate or seek bankruptcy protection.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2017, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2016 and March 31, 2017, $52,723,376 and $10,887,799, respectively, in cash and cash equivalents was uninsured.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) pertaining to revenue recognition. The primary objective of ASU 2014-09 is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. This new standard also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The original effective date of this new standard was for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, this new standard will be effective for the Company in first quarter of 2018. Additionally, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provided additional guidance and clarity on this topic. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new standard would be applied to each prior period presented and the cumulative effect of applying the standard would be recognized as of the earliest period reported, or the modified retrospective method, in which case the cumulative effect of applying the new standard would be recognized as of the date of initial application. The Company is currently performing an assessment of the impact of the new standard on its collaboration arrangements with third parties and is in the process of mapping those activities to deliverables and tracing those deliverables to the new standard. The Company will assess what impact the new standard will have on those deliverables.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company beginning in the first quarter of 2019, with early adoption permitted, and must be adopted using a retrospective approach. Other than this change in presentation within the statement of cash flows, ASU 2016-18 will not have an impact on the Company's consolidated financial statements.

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for and financial statement presentation of share-based payments, including the accounting for income taxes at award settlement and forfeitures, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. The Company adopted this standard during the three months ended March 31, 2017 with no effect on the Company’s consolidated financial statements.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2016 and March 31, 2017.

As of December 31, 2016 and March 31, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents. Additionally, as of December 31, 2016 and March 31, 2017, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. As of March 31, 2017, the Company had no Level 2 assets.

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 11).

During the three months ended March 31, 2017, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2016 and March 31, 2017, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Money-market funds	$45,389,314	$-	$-	$45,389,314
Restricted cash – long-term	740,000	-	-	740,000
Total assets at fair value	$46,129,314	$-	$-	$46,129,314
Liabilities
Warrants	$-	$-	$20,926,061	$20,926,061
Total liabilities at fair value	$-	$-	$20,926,061	$20,926,061

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017
Assets
Money-market funds	$5,415,930	$-	$-	$5,415,930
Restricted cash – current	2,441,752	-	-	2,441,752
Total assets at fair value	$7,857,682	$-	$-	$7,857,682
Liabilities
Warrants	$-	$-	$568,738	$568,738
Total liabilities at fair value	$-	$-	$568,738	$568,738

Changes in the fair value of the Company’s Level 3 liability for warrants during the three months ended March 31, 2017 were as follows:

Balance as of December 31, 2016	$20,926,061
Change in fair value during the period	(20,357,323)
Balance as of March 31, 2017	$568,738

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents and restricted cash as of December 31, 2016 and March 31, 2017 were as follows:

	As of December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$45,389,314	$-	$-	$45,389,314
Restricted cash – long-term	740,000	-	-	740,000
	$46,129,314	$-	$-	$46,129,314

	As of March 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$5,415,930	$-	$-	$5,415,930
Restricted cash – current	2,441,752	-	-	2,441,752
	$7,857,682	$-	$-	$7,857,682

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2016 was approximately $29.8 million compared with its carrying value of $30.1 million. The fair value of the Company’s debt as of March 31, 2017 was approximately $6.2 million compared with its carrying value of $6.5 million (see Note 6).

3. Restructuring Activities and Related Impairments of Property and Equipment and Leases

As discussed in Note 1, the Company’s most advanced product candidate is rocapuldencel-T, which the Company is developing for the treatment of mRCC and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This recent development triggered a restructuring of the Company’s operations and impairments of property and equipment and leases. As set forth below and in Notes 4 and 7, the Company recognized restructuring costs of $5.0 million and impairment loss of property and equipment of $27.2 million during the three months ended March 31, 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 57 employees as of May 1, 2017. The principal objective of the reduction was to enable the Company to conserve its financial resources as the Company conducted its ongoing review of the preliminary ADAPT trial data set and discussed the data with the FDA. The Company recognized $1.0 million in severance costs during the three months ended March 31, 2017, of which $0.9 million was unpaid as of March 31, 2017. The Company also recognized $2.4 million in stock compensation costs from the acceleration of vesting of stock options held by the terminated employees.

CTI Lease Agreement

In January 2017, the Company entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. The Company provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. The Company had intended to utilize this facility to prepare for a biologics license application, or BLA, to the FDA and to support initial commercialization of rocapuldencel-T. The Company had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. However, due to the IDMC recommendation in February 2017 to discontinue the ADAPT trial, the Company is currently reassessing its manufacturing plans. As a result, the Company initiated discussions with the landlord of its CTI facility regarding the termination of this lease.

On March 17, 2017 the landlord notified the Company that it was terminating the lease (the “Termination Notice”), effective immediately. The Company never occupied the leased space. In the Termination Notice, the landlord asserted that the Company was in default under the Lease due to nonpayment of invoices for up-fit costs. The Company did not disputed the occurrence of the event of default or the termination of the Lease and did not plan to seek to cure the default. In the Termination Notice, the landlord stated that the Company was liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between the Company’s scheduled rent for the remainder of the term of the Lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the Lease. The Company instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million to the Company in consideration for being able to salvage some of the construction costs. During the three months ended March 31, 2017, the Company recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. The Company also recorded an impairment loss on Construction-in-progress on the property of $0.9 million.

Impairment of Centerpoint Facility and Construction-in-Progress

The Company also determined during the three months ended March 31, 2017 that it would no longer need to develop its facility in Durham County, North Carolina (“Centerpoint”), which the Company intended to be built to house the Company’s corporate headquarters and primary manufacturing facility and is currently working with the landlord to actively find another tenant for the property. The Company estimates it will take up to 12 months to exit the arrangement and terminate the operating lease with TKC. In the statement of operations during the three months ended March 31, 2017, the Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property. As of March 31, 2017, the Centerpoint property is classified as Assets held for sale in the amount of $7.4 million. The related facility lease obligation is $7.4 million as of March 31, 2017.

The Company’s current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support its ongoing clinical trials and any potential clinical trials that may be initiated in the near-term.

The restructuring liability during the three months ended March 31, 2017 consisted of the following:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2016	$-	$-	$-
Restructuring costs	3,392,701	1,615,590	5,008,292
Acceleration of stock options	(2,367,508)	-	(2,367,508)
Cash payments	(148,227)	-	(148,227)
Balance as of March 31, 2017	$876,966	$1,615,590	$2,492,557

4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	March 31, 2017

Office furniture and equipment	$657,875	$657,875
Computer equipment	1,018,173	1,043,739
Computer software	3,146,978	3,146,978
Laboratory equipment	5,709,215	6,111,952
Leasehold improvements	2,435,530	2,435,530
Assets related to facility lease obligation	8,070,033	-
Construction-in-progress	28,807,957	-

Total property and equipment, gross	49,845,761	13,396,074
Less: Accumulated depreciation and amortization	(8,894,184)	(9,091,275)

Property and equipment, net	$40,951,577	$4,304,799

The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable. As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop various equipment included in Construction-in-progress under its current manufacturing plans. The Company has agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than the Company’s carrying value. Accordingly, the Company determined that the fair value of this equipment held for sale was $0.7 million as of March 31, 2017 and recorded an impairment loss of $1.1 million. Additionally, the Company recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress that had to be abandoned or had no net realizable value.

Centerpoint Facility and Construction-in-Progress

As of December 31, 2016, assets related to the Centerpoint facility lease obligation and Construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting (see Note 8). As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop the Centerpoint facility and is currently working with the landlord to actively find another tenant or buyer for the property. The Company estimates it will take up to 12 months to exit the arrangement and terminate the operating lease. The Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the three months ended March 31, 2017. As of March 31, 2017, the Centerpoint property is classified as Assets held for sale in the amount of $7.4 million. The related facility lease obligation is $7.4 million as of March 31, 2017.

Construction-in-progress under capital leases included $2,372,880 and $0 as of December 31, 2016 and March 31, 2017, respectively. As of December 31, 2016 and March 31, 2017, Construction-in-progress included $2,652,261 and $0, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Three months ended March 31, 2016	$201,742
Three months ended March 31, 2017	$244,495

5. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2017. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2017 and no provision for such taxes has been recorded as of March 31, 2017.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2016 and March 31, 2017, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

6. Notes Payable

Notes payable consist of the following as of December 31, 2016 and March 31, 2017:

	December 31, 2016	March 31, 2017
Notes payable under the venture loan and security agreement, including accrued interest	$24,035,029	$-
Less related debt discount	(320,409)	-
Notes payable under the venture loan and security agreement, net of debt discount	23,714,620	-
Promissory note payable to Medinet, including accrued interest	6,403,186	6,488,564
Other notes payable	30,972	26,817
Total notes payable	30,148,778	6,515,381
Less current portion	(11,475,480)	(17,505)
Long-term portion of notes payable	$18,673,298	$6,497,876

Venture Loan Facility. In September 2014, the Company entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation and Fortress Credit Co LLC (together, the “Lenders”) under which the Company could borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

The Company borrowed the first tranche of $12.5 million upon the closing of the Loan Facility in September 2014 and borrowed the second tranche of $12.5 million in August 2015. The per annum interest rate for each tranche was a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate (“LIBOR”) exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate was not to exceed 10.75%.

The Company incurred $449,796 in debt issuance costs in connection with the closing of the Loan Facility. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the terms of the related debt. Debt issuance costs were eliminated on the Company’s consolidated balance sheet as of March 31, 2017 as a result of the early extinguishment of debt under the payoff letter discussed below.

The Company made payments with respect to the first tranche of $12.5 million on an interest-only basis monthly through October 31, 2016, and was making monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 was due on September 30, 2018, or such earlier date specified in the Loan Agreement. The Company was recognizing the final payment of $625,000 as accrued interest over the expected life of the first tranche loan. The Company agreed to repay the second tranche loan of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 was due on February 7, 2019, or such earlier date specified in the Loan Agreement. The Company was recognizing the final payment of $625,000 as accrued interest over the expected life of the second tranche loan. In addition, the Company agreed that if the Company repays all or a portion of the loan prior to the applicable maturity date, it would pay the Lenders a prepayment penalty fee based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

On March 3, 2017, the Company entered into a payoff letter with the Lenders, pursuant to which the Company paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million. The Company recognized a gain on this early extinguishment of debt of $249,458 during the three months ended March 31, 2017 which is included in Other income (expense) on the statement of operations.

Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all outstanding indebtedness and obligations of the Company owing to the Lenders under the Loan Agreement were deemed paid in full, and the Loan Agreement and the notes thereunder were terminated.

The Company’s obligations under the Loan Agreement were secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also agreed not to pledge or otherwise encumber its intellectual property assets, subject to certain exceptions.

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of the Company’s common stock at a per share exercise price of $9.06 (the “Venture Loan Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. As of September 29, 2014, the Company recorded a debt discount of $338,673 equal to the value of these Venture Loan Warrants. This debt discount was offset against the long-term portion of the note payable balance and included in additional paid-in capital on the Company's consolidated balance sheet. Debt discount was amortized to interest expense over the terms of the related debt. Debt discount was eliminated on the Company’s balance sheet as of March 31, 2017 as a result of the early extinguishment of debt discussed above.

Medinet Loan. In December 2013, in connection with a license agreement currently with Medinet Co., Ltd and its wholly-owned subsidiary, MEDcell Co., Ltd. (together "Medinet"), as described in Note 13, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of the borrowing date, December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability.

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016 and March 31, 2017, the amount of the note payable was $6.4 million and $6.5 million, respectively, including $1.8 million and $1.9 million, respectively, of accrued interest. As of December 31, 2016 and March 31, 2017, the total deferred liability associated with the Medinet note was $5.3 million (see Note 13).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $30,972 and $26,817 in principal was outstanding as of December 31, 2016 and March 31, 2017, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

7. Manufacturing Research and Development Obligation

In October 2014, the Company entered into a development agreement (the “Invetech Development Agreement”) with Invetech. The Invetech Development Agreement supersedes and replaces the development agreement entered into by the parties in July 2005. Under the Invetech Development Agreement, Invetech has agreed to develop and provide prototypes of the automated production system to be used for the manufacture of the Company’s Arcelis-based products (the “Production Systems”). Development services will be performed on a proposal by proposal basis.

Invetech has agreed to defer 30% of its fees, up to $5.0 million. Under the Invetech Development Agreement, deferred fees (plus interest of 7% per annum) would become payable, at the Company’s option, either in a lump sum within 90 days of the “Sunset Date Trigger Event” or pursuant to an installment plan (either in four installments payable within the first year or eight installments payable within the first two years after the “Sunset Date Trigger Event”). The “Sunset Date Trigger Event” was December 31, 2016. Invetech is entitled to a 10% bonus payment if the ADAPT trial is closed early indicating positive efficacy or if the ADAPT trial meets the primary endpoint of overall survival and the 100% of events analysis indicates positive efficacy, and if Invetech has timely completed all activities up to the time the ADAPT trial is stopped.

As of December 31, 2016, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.2 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.6 million in accrued interest, of which $3.7 million is included in the current liabilities as the current portion of the obligation. As of March 31, 2017, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest, of which $4.5 million is included in current liabilities as the current portion of the obligation.

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

The Company is currently in discussions with Invetech regarding the Invetech Development Agreement related to the deferred fees, and the repayment of the fees, including potentially through the conversion of some or all of the outstanding fees into equity of the Company.

8. Facility Lease Obligation, Capital Lease Obligations and Assets Held for Sale

Facility Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”). Under the Lease Agreement, the Company agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which the Company refers to as Centerpoint. The Company intended this facility to be built to house the Company’s corporate headquarters and primary manufacturing facility. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company has paid $1.7 million as of March 31, 2017.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the second year are $47,972 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement.

The Lease Agreement required the Company to provide TKC with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1,325,000 to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of December 31, 2015 under a purchase and sale agreement with TKC. The deposit was recorded as restricted cash as of December 31, 2016 and March 31, 2017 on the Company’s consolidated balance sheets.

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

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the Company’s consolidated statements of cash flows. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.9 million as of December 31, 2016 and $7.4 million in assets held for sale as of March 31, 2017. The facility lease obligation on the Company’s consolidated balance sheet is $7.4 million as of December 31, 2016 and March 31, 2017, respectively.

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

As of December 31, 2016, assets related to the Company’s facility lease obligation were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility which was being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting. As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop the Centerpoint facility and is currently working with the landlord to actively find another tenant or buyer for the property. The Company estimates it will take up to 12 months to exit the arrangement and terminate the facility lease. The Company recorded an impairment loss for the net carrying value of the facility asset of $0.7 million as of March 31, 2017. As of March 31, 2017, the Centerpoint property is classified as Assets held for sale in the amount of $7.4 million. The related facility lease obligation is $7.4 million as of March 31, 2017. The Company also recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the three months ended March 31, 2017 (see Note 3).

Capital Lease Obligations

In August 2016, the Company entered into two agreements (the “Power Generation Agreements”) with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. The Power Generation Agreements require monthly minimum payments of $32,948 for a period of 128 months, or a total of $4.2 million ending in March 2027. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of March 31, 2017, $2.3 million of these assets were classified as Assets held for sale on the Company’s Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, the Company recorded an impairment loss of $0.1 million during the three months ended March 31, 2017 (see Note 3).

9. Stockholders’ Deficit

Common Stock Issued in 2017

In lieu of paying certain annual cash bonuses for 2016, in January 2017 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing 25% of the amount of the 2016 annual cash bonus that would otherwise have been paid by the closing price of the Company’s common stock on January 13, 2017. A total of 80,105 restricted shares of common stock with an aggregate value of $394,534 were issued. Each of the restricted stock awards is subject to a lapsing right of repurchase in the Company’s favor, which right lapsed with respect to 100% of the underlying shares of each award on April 17, 2017, for those executive officers and employees still providing services to the Company on such date.

10. Stock Incentive Plans

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of share-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of share-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 36,290 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $6.24 and the closing price of $4.44 on February 29, 2016, resulting in the recognition of share-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and ended on August 31, 2016. For the fourth Purchase Plan Period, 30,157 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the fourth Purchase Plan Period of $4.91 and the closing price of $4.95 on August 31, 2016, resulting in the recognition of share-based compensation expense of $63,788. The Company’s fifth Purchase Plan Period commenced on September 1, 2016 and ended on February 28, 2017. For the fifth Purchase Plan Period, 8,562 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the fifth Purchase Plan Period of $4.95 and the closing price of $1.15 on February 28, 2017, resulting in the recognition of share-based compensation expense of $30,064.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of March 31, 2017, there were 812,258 shares of common stock remaining available for future issuance under the 2014 Plan and 237,989 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Three Months Ended March 31,
	2016	2017
Research and development	$437,195	$1,608,287
General and administrative	436,027	2,039,384

Total stock-based compensation expense	$873,222	$3,647,671

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. As part of the restructuring costs discussed in Note 3, the Company recognized $2.4 million in stock compensation expense from the acceleration of stock options vesting for 46 employees that were terminated in March 2017.

During the three months ended March 31, 2016, the Company granted options to employees to purchase a total of 310,650 shares of the Company’s common stock at exercise prices ranging from $2.16 to $2.96 per share, which, in each instance was the closing price of the Company’s common stock on the grant date. During the three months ended March 31, 2017, the Company granted options to employees to purchase a total of 1,382,084 shares of the Company’s common stock at exercise prices ranging from $1.35 to $5.05 per share, which, in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2016	4,902,828	$6.07
Granted	1,382,084	$4.87
Exercised	-	$-
Cancelled	(31,873)	$6.37
Outstanding as of March 31, 2017	6,253,039	$5.80	6.81

Exercisable as of March 31, 2017	3,010,080	$5.91	4.66

Vested and expected to vest as of March 31, 2017	6,000,562	$5.81	6.73

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2017	2016	2017
Risk-free interest rate	1.82%	2.27%	0.49%	0.69%
Dividend yield	0%	0%	0%	0%
Expected term (in years)	7.0	7.0	0.5	0.5
Volatility	86%	86%	113%	165%

11. Warrants

In March 2016, the Company sold and the certain investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on March 14, 2021 or such earlier date as specified in the warrants. Additionally, on June 29, 2016, the Company sold such investors purchased for a total purchase price of $29,824,520 a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on June 29, 2021 or such earlier date as specified in the warrants. During the twelve months ended December 31, 2016, certain warrants issued in March 2016 were exercised to purchase 56,062 shares of common stock for proceeds of $299,932 to the Company. There were no warrants exercised during the three months ended March 31, 2016 or three months ended March 31, 2017.

In August 2016, the Company sold and certain investors purchased for a total purchase price of $50.0 million a total of 9,090,909 shares of common stock and warrants to purchase a total of 6,818,181 shares of common stock at a per share exercise price of $5.50 (the “August 2016 Warrants”). These warrants will terminate on August 2, 2021 or such earlier date as specified in the warrants.

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement in September 2014, the Company issued to the Lenders and their affiliates the Venture Loan Warrants. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. In addition, on March 6, 2017, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the early pay-off of the indebtedness under the Loan Agreement. These warrants were recorded at a fair value of $87,100 and included in additional paid-in capital as of March 31, 2017.

As of March 31, 2017, outstanding warrants to purchase a total of 13,793,227 shares of the Company’s common stock were as follows:

Type of Warrant	Number of Shares	Exercise Price	Expiration Date(s)
Common stock	82,780	$9.06	9/29/21
Common stock	2,683,261	$5.35	3/14/21
Common stock	4,109,005	$5.35	6/29/21
Common stock	6,818,181	$5.50	8/02/21
Common stock	100,000	$1.30	3/06/22

The August 2016 Warrants, which remained outstanding as of March 31 2017, include provisions that could require cash settlement of the August 2016 Warrants. The August 2016 Warrants are therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s statement of operations in each subsequent period:

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

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of December 31, 2016 and March 31, 2017:

	December 31, 2016	March 31, 2017

Exercise price of warrants	$5.50	$5.50
Closing underlying stock price on date of valuation	$4.90	$0.45
Expected stock price volatility	84%	86%
Expected life (in years)	4.58	4.33
Risk-free interest rate	1.93%	1.93%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$3.07	$0.08
Total liability for warrants on the balance sheet	$20,926,061	$568,738
Decrease in fair value	$1,007,352	$20,357,323

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of the Company’s Series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of May 1, 2017, the Company had not entered into this manufacturing rights agreement or issued such warrants.

12. Revenue and Concentration of Credit Risk

In September 2006, the Company entered into a multi-year research contract with NIH and the NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. On June 29, 2016, a contract modification was agreed to that extended the NIH and NIAID’s commitment under the contract to July 31, 2018. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

The Company recognizes revenue from reimbursements earned in connection with the contract as reimbursable costs are incurred and revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

For the three months ended March 31, 2016 and 2017, the Company recorded revenue under this agreement of $91,429 and $77,759, respectively. The Company has recorded total revenue of $38.2 million through March 31, 2017 under the NIH and NIAID agreement. As of March 31, 2017, there was up to $1.6 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2016 and March 31, 2017, the Company recorded a receivable from the NIH and NIAID of $136,140 and $137,238, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

13. Collaboration Agreements

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

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of the Company’s series E preferred stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. The Company has not entered into this manufacturing rights agreement or issued the warrants. All outstanding shares of the Company’s preferred stock converted into shares of the Company’s common stock upon the closing of its initial public offering in February 2014.

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

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of rocapuldencel-T and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to rocapuldencel-T and these products. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone with a $1.0 million payment was achieved in July 2015 and the second milestone with a $2.0 million payment was achieved in June 2016, reducing the outstanding principal of the loan as of December 31, 2016 and as of March 31, 2017 to $6.0 million.

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

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million accrued interest. As of March 31, 2017, the amount of the note payable was $6.5 million, including $1.9 million accrued interest. As of December 31, 2016 and March 31, 2017, the total deferred liability associated with the Medinet note was $5.3 million.

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

Pursuant to the License Agreement, Lummy HK will pay the Company royalties on net sales and an aggregate of up to $20.5 million upon the achievement of manufacturing, regulatory and commercial milestones. The License Agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the License Agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. The Company may terminate the License Agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of the Company. If Lummy HK terminates the License Agreement upon the Company’s material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to the Company and retain its licenses from the Company with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

14. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2016	2017

Net loss	$(12,820,188)	$(24,080,081)
Weighted average shares outstanding, basic and diluted	22,606,626	41,313,525
Net loss per share, basic and diluted	$(0.57)	$(0.58)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2016	2017
Stock options outstanding	3,553,919	5,858,079
Warrants outstanding	594,522	13,721,005

15. Legal Proceedings

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

Our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the ADAPT trial in July 2015. In February 2017, the independent data monitoring committee, or the IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in late 2017 or early 2018. We also plan to continue to analyze interim data from the trial and to submit a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. In addition to the ADAPT trial, we are also currently supporting an investigator-initiated Phase 2 trial of rocapuldencel-T in patients with early stage RCC. Subject to our obtaining financing, we plan to support an investigator-initiated Phase 2 trial of rocapuldencel-T in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug for HIV eradication, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from our ongoing trial in adult HIV patients are favorable and government funding is available.

On March 3, 2017, we entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders, under our venture loan and security agreement, or the Loan Agreement, pursuant to which we paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement were paid in full, and the Loan Agreement and the notes thereunder were terminated.

As of March 31, 2017, we had cash and cash equivalents of $11.1 million and working capital of $8.5 million. Our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction contemplated by the plan and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, Invetech Pty Ltd, or Invetech, and Medpace, Inc., or Medpace, regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into equity of our company. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond May 2017. Therefore, we will need to raise additional capital by the end of May 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us or at all. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through March 31, 2017, we have raised a total of $495.0 million in cash, including:

•	$331.7 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$105.4 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $74.8 million for the year ended December 31, 2015, $53.0 million for the year ended December 31, 2016 and $24.1 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $356.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

If we determine to proceed with the development of our product candidates, including rocapuldencel-T and are able to raise the capital necessary to fund such development, we anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	support investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of our products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

We have recorded revenue of $38.2 million through March 31, 2017 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of March 31, 2017, there was up to $1.6 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of May 1, 2017, we had not entered into this manufacturing rights agreement or issued the warrants.

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

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and an aggregate of up to $20.5 million upon the achievement of manufacturing, regulatory and commercial milestones. The license agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the license agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. We may terminate the license agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of ours. If Lummy HK terminates the license agreement upon our material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to us and retain its licenses from us with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

Invetech. On October, 29, 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces a prior agreement entered into by the parties as of July 20, 2005. Under the development agreement, Invetech has agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, up to $5,000,000. Under the development agreement, we are paying these deferred fees (plus interest of 7% per annum) pursuant to an installment plan (eight installments payable within the first two years after December 31, 2016). We are currently in discussions with Invetech regarding the development agreement related to the deferred fees, and the repayment of the fees, including potentially through conversion of some or all of the outstanding fees into equity of our company.

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

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, that was subsequently amended in December 2015 and 2016. Under the agreement, Saint-Gobain agreed to develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We expect total development fees and expenses incurred under the Saint-Gobain Agreement to be approximately $7.1 million, of which $3.1 million has been paid to date and $4.0 million has been accrued as of March 31, 2017. We have also agreed separately to purchase $3.5 million in Disposables under the agreement during 2017 of which $0.8 million has been accrued as of March 31, 2017. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years. By its terms the agreement was set to expire on March 1, 2017, but the parties have agreed to extend the term while discussions referenced below are ongoing. The agreement can be terminated by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone. We are currently in discussions with Saint-Gobain regarding modification of the terms for the commercial supply agreement and payment of the development fees including through a potential conversion of some or all of the outstanding fees into equity of our company.

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

Manufacturing

We currently have manufacturing suites located at our Technology Drive and Patriot Center facilities in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities.

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. We had intended to utilize this facility to manufacture rocapuldencel-T to support submission of a biologics license application, or BLA, to the FDA and to support initial commercialization of rocapuldencel-T.

To provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we also had planned to build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing arrangements to support the further build out of the facility.

Due to the IDMC recommendation to discontinue the ADAPT study, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlord of our Centerpoint facility regarding that lease and we are currently working with the landlord to actively find another tenant for the property. We estimate that it will take up to 12 months to exit the arrangement and terminate the operating lease.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We never occupied the leased space. We did not dispute the occurrence of the event of default or the termination of the lease and did not plan to seek to cure the default. In the termination notice, the landlord stated that we were liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between our scheduled rent for the remainder of the term of the lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the lease. We had instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, we entered into a Lease Termination Agreement, or the Termination Agreement, with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the Lease Termination Agreement, we have no further obligations under the lease. During the quarter ended March 31, 2017, we recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million.

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

Our Development Programs

The following table summarizes our development programs for rocapuldencel-T and AGS-004.

Product Candidate	Primary Indication	Status
Rocapuldencel-T	mRCC	•	Ongoing ADAPT trial; enrollment completed in July 2015; IDMC recommended study discontinuation; data analysis and discussions with the FDA ongoing

		•	Planned Phase 2 clinical trial, in combination with a checkpoint inhibitor, expected to open for enrollment in the second half of 2017 provided that financing is obtained

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated Phase 2 clinical trial; initial data expected in 2017

	Advanced solid tumors	•	Planned investigator-initiated Phase 2 clinical trial in muscle invasive bladder cancer, expected to open for enrollment in the second half of 2017 provided that financing is obtained

AGS-004	HIV	•	Ongoing second stage of investigator-initiated clinical trial in combination with vorinostat for HIV eradication

		•	Decision to open planned investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients expected in 2017

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

Rocapuldencel-T

We are developing rocapuldencel-T for the treatment of mRCC and other cancers. We are conducting the ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We dosed the first patient in the ADAPT trial in May 2013. In July 2015 we completed enrollment in the ADAPT trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the ADAPT trial protocol, these patients were randomized between the rocapuldencel-T plus sunitinib / targeted therapy combination arm and sunitinib / targeted therapy alone control arm on a two-to-one basis. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will be in late 2017 or early 2018. We also plan to continue to analyze interim data from the trial and to submit a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect.

In addition to the ADAPT trial, we are currently supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate treatment with rocapuldencel-T in patients with early stage RCC prior to nephrectomy. This trial was opened for enrollment in late 2014 and five patients were enrolled as of May 1, 2017. We expect that a total of 10 patients will be enrolled in this trial. This trial provides the opportunity to observe the impact of rocapuldencel-T on the immune response in both the peripheral blood and in the primary tumor that is removed after rocapuldencel-T treatment, the latter as evidenced by the presence of tumor infiltrating lymphocytes in the tumor. Additionally, we have developed a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but initiation of this trial is subject to our obtaining financing.

Beyond renal cell carcinoma, we plan to support an additional investigator-initiated Phase 2 clinical trial of rocapuldencel-T in muscle invasive bladder cancer subject to our obtaining financing. The trial would have two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of rocapuldencel-T. In the treatment phase, rocapuldencel-T will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy. Booster doses of rocapuldencel-T will continue after tumor resection. As with the neoadjuvant renal cancer trial, we have the unique opportunity to observe any meaningful impact of rocapuldencel-T on the immune response in the peripheral blood and immune responses infiltrating the primary tumor.

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

We also plan to determine whether to conduct a trial to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, if initial data from Stage 2 of the ongoing adult eradication study are favorable, government funding is available and necessary approvals are obtained, we expect to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2017

The following table summarizes the results of our operations for each of the three month periods ended March 31, 2016 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		$	%
	2016	2017	Change	Change
	(in thousands)
Revenue	$146	$105	$(41)	(28.1%)
Operating expenses
Research and development	9,502	7,914	(1,588)	(16.7%)
General and administrative	2,975	3,963	988	33.2%
Impairment of property and equipment	-	27,204	27,204	*
Restructuring costs	-	5,008	5,008	*

Total operating expenses	12,477	44,089	31,612	253.4%

Loss from operations	(12,331)	(43,984)	(31,653)	(256.7%)
Interest income	2	31	29	*
Interest expense	(491)	(728)	(237)	(48.3%)
Gain on early extinguishment of debt	-	249	249	*
Change in fair value of warrant liability	-	20,357	20,357	*
Other expense	-	(5)	(5)	*

Net loss	$(12,820)	$(24,080)	$(11,260)	(87.8%)

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $146,000 for the three months ended March 31, 2016, compared with $105,000 for the three months ended March 31, 2017, a decrease of $41,000, or 28.1%. The $41,000 decrease for the year ended March 31, 2017 resulted from lower reimbursement under our NIH and NIAID contract the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

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

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Research and development expenses also include commercial manufacturing development costs consisting primarily of costs incurred under our development agreement with Invetech to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products and our development agreement with Saint-Gobain to develop a range of disposables to be used in both our manual and automated manufacturing processes. We have been developing rocapuldencel-T and AGS-004 in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, share-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$3,433	$2,403
AGS-004	54	56

Total direct research and development program expense	3,487	2,459
Commercial manufacturing development expense	266	(373)
Indirect research and development expense	5,749	5,828

Total research and development expense	$9,502	$7,914

Research and development expenses were $9.5 million for the three months ended March 31, 2016, compared with $7.9 million for the three months ended March 31, 2017, a decrease of $1.6 million, or 16.7%. The decrease in research and development expense reflects a $1.0 million decrease in direct research and development expense, a $0.5 million decrease in commercial manufacturing development expense and a $0.1 million increase in indirect research and development expense. The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased from $3.4 million for the three months ended March 31, 2016 to $2.4 million in the three months ended March 31, 2017. This decrease primarily reflects the slowing down of costs related to the ongoing ADAPT trial of rocapuldencel-T, which was fully enrolled in July 2015. Significant expenses are incurred to obtain patient enrollment and then the ongoing monitoring costs generally decline as the trial progresses.

•	Direct research and development expense with respect to AGS-004 were not significantly different in the three months ended March 31, 2016 compared with the three months ended March 31, 2017.

We also incurred $0.3 million of research and development expense for our commercial manufacturing development efforts during the three months ended March 31, 2016. During the three months ended March 31, 2017, we recorded a credit of $0.4 million related to amounts owed Saint-Gobain under the agreement which we recorded as a reduction of research and development expense. The decrease in commercial manufacturing development expenses during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 reflects our determination during the fourth quarter of 2015 to reduce our spending related to the automated manufacturing process and our determination not to proceed with the development of commercial manufacturing capabilities following the recommendation of the IDMC to discontinue the ADAPT trial.

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

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended March 31, 2016, compared with $4.0 million for the three months ended March 31, 2017, an increase of $1.0 million or 33.2%. This increase was primarily due to an additional $0.6 million in personnel costs, including salaries, benefits and stock-based compensation, an increase of $0.3 million in consulting costs and an increase of $0.1 million in legal expenses.

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

Impairment Loss on Property and Equipment

We recognized an impairment loss on property and equipment of $27.2 million for the three months ended March 31, 2017, compared with $0 for the three months ended March 31, 2016. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Impairment of Centerpoint Facility and Construction-in-Progress

We determined during the three months ended March 31, 2017 that we no longer planned to develop our Centerpoint facility and we are currently working with the landlord to actively find another tenant for the property. We estimate it will take up to 12 months to exit the arrangement and terminate the operating lease. In the statement of operations during the three months ended March 31, 2017, we recorded an impairment loss of $18.3 million for the Construction-in-progress on the property.

Additionally, we determined during the three months ended March 31, 2017 that we would no longer need to develop various equipment included in Construction-in-progress under our current manufacturing plans. As such, we have entered into agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than our carrying value. Accordingly, we determined that the fair value of this equipment held for sale was $0.7 million as of March 31, 2017 and recorded an impairment loss of $1.1 million. Additionally, we recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress that had to be abandoned or had no net realizable value. Finally, we recorded an impairment loss of $0.9 million on Construction-in-progress that was abandoned at the CTI facility.

Impairment of Capital Leases

In August 2016, we entered into two agreements, or the Power Generation Agreements, with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of March 31, 2017, $2.2 million of these assets were classified as Assets held for sale on our Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, we recorded an impairment loss of $0.1 million during the three months ended March 31, 2017.

Restructuring Costs

We recognized restructuring costs of $5.0 million during the three months ended March 31, 2017 compared with $0 during the three months ended March 31, 2016. As discussed elsewhere in this Quarterly Report on Form 10-Q, our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of mRCC and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This development triggered a restructuring of our operations and impairments of property and equipment and leases, as discussed above.

Workforce Action Plan

On March 10, 2017, we enacted a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 57 employees as of May 1, 2017. The principal objective of the reduction was to enable us to conserve our financial resources as we conduct our ongoing review of the preliminary ADAPT trial data set and discuss the data with the FDA. We recognized $1.0 million in severance costs during the three months ended March 31, 2017, of which $0.9 million was unpaid as of March 31, 2017. We also recognized $2.4 million in stock compensation costs from the acceleration of vesting of stock options held by the terminated employees.

CTI Lease Agreement

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. We had intended to utilize this facility to prepare for a biologics license application, or BLA, to the U.S. Food & Drug Administration and to support initial commercialization of rocapuldencel-T. We had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. As a result, we initiated discussions with the landlord of its CTI facility regarding the termination of this lease. We believe that our current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any potential clinical trials that may be initiated in the near-term.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We never occupied the leased space. In the termination notice, the landlord asserted that we were in default under the lease due to nonpayment of invoices for up-fit costs. We did not dispute the occurrence of the event of default or the termination of the lease and did not plan to seek to cure the default. In the termination notice, the landlord stated that we were liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between our scheduled rent for the remainder of the term of the lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the lease. We had instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, we entered into the Termination Agreement with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the Lease Termination Agreement, we have no further obligations under the lease. During the quarter ended March 31, 2017, we recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million.

Interest Expense

Interest expense was $0.5 million for the three months ended March 31, 2016, compared with $0.7 million for the three months ended March 31, 2017, resulting in an increase of $0.2 million. The increase primarily resulted from the capitalization of interest payments on our debt related to Construction in progress during the three months ended March 31, 2016 and 25 fewer days of interest on our Loan Agreement which was extinguished early on March 6, 2017. Interest was not capitalized during the three months ended March 31, 2017 as we abandoned our plans to develop the Centerpoint facility. Total interest cost during the three months ended March 31, 2016 was $948,775, which included $457,582 of capitalized interest related to Construction-in-progress. Interest capitalized to Construction-in-progress is not included in interest expense.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $249,458 for the three months ended March 31, 2017, compared with $0 for the three months ended March 31, 2016. On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million. We recognized a gain on this early extinguishment of debt of $249,458 during the three months ended March 31, 2017 which is included in Other income (expense) on the statement of operations.

Change in Fair Value of Warrant Liability

Gain from the change in fair value of the warrant liability was $20.4 million for the three months ended March 31, 2017, compared with $0 for the three months ended March 31, 2016. The 2017 amount represented the decrease in the fair value of our warrant liability during the three months ended March 31, 2017 for the warrants issued in August 2016. The August 2016 Warrants contain provisions that could require cash settlement and are recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The fair value of the August 2016 Warrants declined by $20.4 million from $20.9 million to $0.6 million during the three months ended March 31, 2017 primarily due to a significant decline in the price of our common stock and a shorter expected life of the August 2016 Warrants. There were no warrants classified as a liability to purchase common stock outstanding during the three months ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, we had cash and cash equivalents of $11.1 million and working capital of $8.5 million.

Since our inception in May 1997 through March 31, 2017, we have funded our operations principally with $331.7 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $105.5 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

We made payments with respect to the first tranche of $12.5 million on an interest-only basis monthly through October 31, 2016, and, prior to the payoff letter, had been making monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $625,000 would have been due on September 30, 2018, or such earlier date specified in the Loan Agreement. Prior to the payoff letter, we had agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $625,000 would have been due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, prior to the payoff letter, we had agreed that if we repaid all or a portion of the loan prior to the applicable maturity date, we would pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

Our obligations under the Loan Agreement were secured by a first priority security interest in substantially all of our assets other than our intellectual property. We also had agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

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

On March 3, 2017, we entered into a payoff agreement with the Lenders, pursuant to which we paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff agreement, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement were deemed paid in full.

Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement was deemed paid in full, and the Loan Agreement and the notes thereunder were terminated.

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

PIPE Financing. On March 4, 2016, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell an aggregate of up to $60 million of our common stock and warrants to purchase shares of common stock in a PIPE financing. The financing was to take place in up to three tranches. At the closing of the initial tranche in March 2016, we sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $5.44375. At the closing of the second tranche in June 2016, we sold and the investors purchased, for a total purchase price of approximately $29.8 million, a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at the same price and on the same terms as the first tranche. The warrants issued in each closing have an exercise price of $5.35 per share and expire five years from the date of issuance. Our stockholder, Pharmstandard International S.A., or Pharmstandard, had also agreed pursuant to the securities purchase agreement that, at our option following the satisfaction of certain conditions, Pharmstandard could be required to purchase at a third closing up to approximately $10.3 million of shares of common stock (without warrants). The dollar amount committed to be purchased by Pharmstandard at the third closing was subject to reduction on a dollar-for-dollar basis for certain cash amounts raised by us after the initial closing through equity or debt financings or collaborations. The net proceeds received from the follow-on public offering that closed on August 2, 2016 reduced in full the dollar amount committed to be purchased in the third tranche, and as a result we have no further ability to effect the closing of, and Pharmstandard has no further obligation to purchase shares in, a third tranche of the PIPE financing.

In connection with entering into the securities purchase agreement, we entered into a registration rights agreement with the investors pursuant to which we agreed to register for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

At-the-market Offering. On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125,000,000 of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants. We simultaneously entered into a Sales Agreement with Cowen and Company LLC, or Cowen, to provide for the offering, issuance and sale of up to $30,000,000 of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to the 2015 Shelf. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. As of March 31, 2017, we had sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs. During the three month ended March 31, 2017, we sold no shares of common stock pursuant to the Sales Agreement.

Follow-On Public Offering. On August 2, 2016, we issued and sold 9,090,909 shares of common stock and warrants to purchase an aggregate of 6,818,181 shares of common stock, or the August 2016 Warrants, in an underwritten public offering at a price to the public of $5.50 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The August 2016 Warrants have an exercise price of $5.50 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to us of the offering was approximately $48.2 million after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,320)	$(16,086)
Investing activities	(2,913)	(2,082)
Financing activities	19,907	(23,669)
Effect of exchange rate changes on cash	7	1

Net increase (decrease) in cash and cash equivalents	$7,681	$(41,836)

Operating Activities. Net cash used in operating activities of $16.1 million during the three months ended March 31, 2017 was primarily a result of our $24.1 million net loss and a net increase in operating assets and liabilities of $2.9 million, partially offset by non-cash items of $10.9 million. These non-cash items primarily include depreciation and amortization expense of $0.2 million, compensation expense related to stock options of $3.6 million, impairment charges on property and equipment of $27.2 million and interest accrued on long-term debt of $0.4 million, which items were partially offset by a decrease in the fair value of the warrant liability of $20.4 million. Changes in operating assets and liabilities primarily included increases in prepaid expenses and restricted cash of $0.6 million and $1.7 million, respectively, and a decrease in accrued expenses of $3.2 million. These amounts were partially offset by an increase in the restructuring liability of $2.5 million and an increase in accounts payable of $0.1 million.

Net cash used in operating activities of $9.5 million during the three months ended March 31, 2016 was primarily a result of our $12.8 million net loss, partially offset by non-cash items of $1.0 million and a net decrease in operating assets and liabilities of $2.3 million. These non-cash items primarily reflect depreciation and amortization expense of $0.2 million, compensation expense related to stock options of $0.9 million, partially offset by capitalized interest and interest accrued on long-term debt of $0.2 million. Accounts payable increased by $1.0 million and accrued expenses increased by $1.3 million.

Investing Activities. Net cash used in investing activities amounted to $2.7 million and $2.1 million for the three months ended March 31, 2016 and 2017, respectively. Cash used in investment activities during the three months ended March 31, 2016 consisted of $3.7 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments. Cash used in investment activities during the three months ended March 31, 2017 consisted of $3.5 million of purchases of property and equipment, partially offset by proceeds of $1.5 million from the sale of impaired equipment held for sale and previously included in Construction-in-progress.

Financing Activities. Net cash provided by (used in) financing activities amounted to $19.9 million and ($23.7) million for the three months ended March 31, 2016 and 2017, respectively. Cash provided by financing activities for the three months ended March 31, 2016 consisted primarily of proceeds of $19.9 million from the issuance of common stock and warrants under our PIPE Financing and $0.1 million of proceeds from our employee stock purchase plan, partially offset by a $0.1 million payment on our facility lease obligation. Cash used in financing activities for the three months ended March 31, 2017 consisted primarily of the pay-off of our Loan Agreement with $23.1 million in cash.

Other Significant Changes in Consolidated Balance Sheet as of March 31, 2017 Compared with December 31, 2016

Property and equipment, net, decreased by $36.7 million during the three months ended March 31, 2017 primarily due to impairment charges of $27.2 million and the reclassification of $9.7 million of property to long-term Assets held for sale which increased by the same amount. We also recognized a liability for restructuring of $2.5 million and reduced our Notes payable by $23.1 million by the early pay-off of our Loan Agreement in March 2017. Finally, the fair value of our liability for warrants outstanding declined by $20.4 million to $0.6 million as of March 31, 2017 as a result of the decline in the market price of our common stock relative to the exercise price of the warrants.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, rocapuldencel-T or AGS-004. Despite our cost containment measures, including the recent workforce reduction, we expect that our ongoing expenses will be substantial and may increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of rocapuldencel-T , if we initiate additional clinical trials of rocapuldencel-T and AGS-004, and, provided that we continue the development of our programs, seek regulatory approval for our product candidates and lease, build out and equip a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we entered into a payoff letter with the Lenders and paid the Lenders a total of $23.1 million, representing the principal balance and accrued interest outstanding under the loan agreement in repayment of our outstanding obligations under the loan agreement. In addition, in March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction contemplated by the plan and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint-Gobain, Invetech and Medpace regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond May 2017. Therefore, we will need to raise additional capital by the end of May 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Our future capital requirements will depend on many factors, including:

•	continuation of our pivotal Phase 3 ADAPT clinical trial;

•	the progress and results of our ongoing and planned investigator initiated clinical trials of rocapuldencel-T that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay approximately $5.9 million in fees remaining outstanding under our commercial arrangement with Invetech, $4.0 million under our development agreement with Saint-Gobain and $1.5 million in fees payable to Medpace;

•	our ability to renegotiate our purchase obligation of $3.5 million with Saint-Gobain;

•	the potential need to repay the $6.0 million in principal remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the early pay-off of the full balance of our Loan Agreement in the amount of $23.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of three months or less. The related interest income sensitivity is affected by changes in the general level of short-term U.S. interest rates. We primarily invest in high quality, short-term marketable debt securities issued by high quality financial and industrial companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2017, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of rocapuldencel-T for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. In February 2017, we announced that the Independent Data Monitoring Committee, or IDMC, for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in late 2017 or early 2018. We also plan to continue to analyze interim data from the trial and to submit a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the special protocol assessment, or SPA, for the ADAPT trial would no longer be in effect.

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

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of rocapuldencel-T, we intended to seek approval based upon the results of a single pivotal Phase 3 clinical trial, our ADAPT trial, because rocapuldencel-T is intended for life threatening disease. The FDA reviewed our plans to conduct our ADAPT trial under its SPA process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically persuasive.

In February 2017, we announced that the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in late 2017 or early 2018. We also plan to continue to analyze interim data from the trial and to submit a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. Despite our decision to continue the ADAPT trial and our development of rocapuldencel-T, one or more additional clinical trials or other testing is highly likely to be necessary. Such additional clinical trials and other testing and development efforts may be complicated and expensive and may significantly delay our program. Moreover, we may not have sufficient resources to complete such further development of rocapuldencel-T.

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

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in response to our submission of an investigational new drug application, or IND, for AGS-004, the FDA raised safety concerns regarding the analytical treatment interruption contemplated by our protocol for our Phase 2 clinical trial of AGS-004, and required a one-year safety follow-up after the final dose for each patient. This resulted in the need for an amendment to the trial protocol and a four-month delay prior to initiating the Phase 2 clinical trial in the United States. In addition, the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in late 2017 or early 2018. We also plan to continue to analyze interim data from the trial and to submit a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. If we decide to continue to pursue the development of rocapuldencel-T, one or more additional clinical trials or other testing is highly likely to be necessary, which may be complicated and expensive.

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

In February 2012, we received a letter from the FDA advising us that the FDA had completed its review of our protocol for the ADAPT trial under the SPA process. In the letter, the FDA stated that it had determined that the protocol sufficiently addressed the trial’s objectives and that the trial was adequately designed to provide the necessary data to support a submission for marketing approval. However, in February 2017, we announced that the IDMC for our ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in late 2017 or early 2018. We also plan to continue to analyze interim data from the trial and to submit a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T.

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

In its February 2012 letter, the FDA informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. If the results for the primary endpoint are not robust, are subject to confounding factors, or are not adequately supported by other trial endpoints, the FDA may refuse to approve our BLA based upon a single clinical trial. Particularly in light of the recommendation by the IDMC that the ADAPT trial be terminated for futility with regard to the primary endpoint, it is highly unlikely, even if the continuation of the ADAPT trial results in subsequent data that are more favorable, that the FDA would not require one or more additional clinical trials before, or as a condition for, approving rocapuldencel-T. Moreover, if we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect.

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

Since inception, we have incurred significant operating losses. Our net loss was $74.8 million for the year ended December 31, 2015, $53.0 million for the year ended December 31, 2016 and $24.1 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $356.1 million. To date, we have financed our operations primarily through public offerings of common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates.

We have devoted a significant portion of our financial resources to the development of rocapuldencel-T and expect this to continue as we continue the ADAPT trial. The continued development of rocapuldencel-T will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

In March 2017, our board of directors had approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 57 employees as of May 1, 2017. The principal objective of the reduction is to enable us to conserve our financial resources while we conduct our ongoing review of the preliminary ADAPT trial data set and discuss the data with the FDA. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented.

If we determine to proceed with the development of our product candidates, including rocapuldencel-T and are able to raise the capital necessary to fund such development, we anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	support investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC, and if we decided to initiate other clinical trials of rocapuldencel-T for mRCC, support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004, support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004, initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV and seek regulatory approval for our product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding if we wish to continue our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs or our commercialization efforts and to take other actions to reduce our operating expenses.

As of March 31, 2017, we had cash and cash equivalents of $11.1 million and working capital of $8.5 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We anticipate incurring approximately $1.3 million in total costs associated with the workforce reduction contemplated by the plan and that such costs will be incurred over the second and third quarters of 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, Invetech Pty Ltd, or Invetech and Medpace, Inc., or Medpace, regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond May 2017. Therefore, we will need to raise additional capital by May 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our debts, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Our future capital requirements will depend on many factors, including:

•	our decision to continue development of rocapuldencel-T and our pivotal Phase 3 ADAPT clinical trial;

•	the progress and results of our ongoing and planned investigator initiated clinical trials of rocapuldencel-T that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T and AGS-004 in mRCC or other indications;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $6.0 million remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	the potential need to repay approximately $5.9 million in fees remaining outstanding under our commercial arrangement with Invetech, $4.0 million under our development agreement with Saint-Gobain and $1.5 million in fees payable to Medpace;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in 2016 we issued and sold securities in a PIPE financing, under a sales agreement with Cowen and Company, LLC and in a public follow-on offering each of which resulted in dilution to our existing stockholders.

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

We have based our research and development efforts on our Arcelis precision immunotherapy technology platform. Notwithstanding our large investment to date and potential future expenditures in our Arcelis precision immunotherapy technology platform, we have not yet developed, and may never successfully develop, any marketed drugs using this approach. As a result of pursuing the development of product candidates using our Arcelis precision immunotherapy technology platform, we may fail to develop product candidates or address indications based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

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

In addition, to provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we had planned to build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing to arrangements to support the further build out of the facility.

Due to the recent IDMC recommendation to discontinue the ADAPT trial, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlord of our Centerpoint facility regarding that lease. In addition on March 17, 2017 the landlord of our CTI facility notified the Company that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We believe that our Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

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

We are highly dependent on Jeffrey Abbey, our president and chief executive officer, Charles Nicolette, our vice president of research and development and chief scientific officer, and Richard Katz, our vice president and chief financial officer, as well as the other principal members of our management and scientific teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. As part of the workforce action plan, Joan C. Winterbottom, our vice president and chief human resources officer, ceased her employment with us effective in March 2017. Additionally, Lee F. Allen, our chief medical officer resigned in April 2017. With any change in leadership and reduction in force, together with our reduced cash resources, there is a risk to retention of employees, as well as the potential for disruption to business operations, initiatives, plans and strategies.

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

In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 57 employees as of May 1, 2017. The reduction in force, and the attrition that may occur following this reduction, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, the reduction in force may result in employees who were not affected by the reduction in force seeking alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Our Common Stock

Our executive officers, directors, affiliates of all officers and directors and other of our affiliates who own our outstanding common stock maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors, affiliates of our executive officers and directors and other of our affiliates beneficially own, in the aggregate, shares representing approximately 61.42% of our outstanding common stock as of April 28, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 39.52% of our outstanding common stock as of April 28, 2017. In addition, two members of our board of directors are closely associated with Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the price they paid. In addition, if we fail to meet the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

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

We are required to meet specified requirements to maintain our listing on The NASDAQ Global Market, including, among other things, a minimum $50,000,000 market value of listed securities, a minimum bid price of $1.00 per share and an audit committee that is comprised of at least three members, each of whom is independent.

On April 28, 2017, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The NASDAQ Stock Market notifying us that we are not in compliance with the minimum $50,000,000 market value of listed securities requirement for continued listing on The NASDAQ Global Market. We have been provided a period of 180 calendar days, or until October 25, 2017, to regain compliance with the market value of listed securities requirement. If, at any time before October 25, 2017, the market value of our common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the market value of listed securities requirement. If we do not regain compliance with the market value of listed securities requirement, the Staff will notify us that our common stock may be delisted.

On May 2, 2017, we received another deficiency letter from the Staff notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. We have been provided an initial period of 180 calendar days, or until October 30, 2017, to regain compliance with the minimum bid price requirement. If, at any time before October 30, 2017, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with minimum bid price requirement. If we do not regain compliance by October 30, 2017, we may be eligible for an additional 180 calendar day compliance period, provided that we transfer the listing of our common stock to The NASDAQ Capital Market. If we do not regain compliance by October 30, 2017 and we are not eligible for an additional compliance period at that time, the Staff will notify us that our common stock may be delisted.

Also, on May 2, 2017, we received another deficiency letter from the Staff notifying us that we are not in compliance with the requirement that a listed company’s audit committee be comprised of at least three members, all of whom are independent. Our non-compliance with this requirement occurred upon the resignation of Ralph Snyderman, M.D. as a member of our Board of Directors and our Audit Committee, on March 31, 2017. The Staff provided us a cure period to regain compliance: (i) until the earlier of our next annual stockholders' meeting or April 2, 2018, or (ii) if the next annual stockholders’ meeting is held before September 27, 2017, then we must evidence compliance no later than September 27, 2017. We expect to regain compliance by September 27, 2017. If we do not, the Staff will notify us that our common stock may be delisted.

In addition, on May 9, 2017, we received a deficiency letter from the Staff notifying us that we are not in compliance with the minimum $15,000,000 market value of publicly held shares requirement for continued listing on The NASDAQ Global Market. We have been provided a period of 180 calendar days, or until November 6, 2017, to regain compliance with the market value of publicly held shares requirement. If, at any time before November 6, 2017, the market value of our common stock closes at $15,000,000 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the market value of publicly held shares requirement. If we do not regain compliance with the market value of publicly held shares requirement, the Staff will notify us that our common stock may be delisted.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of our common stock. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

If our stock price continues to be volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $0.31 and high of $13.97 during the period of February 7, 2014 through May 5, 2017. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our determination with regard to the next steps for our rocapuldencel-T clinical program based on our ongoing review of the preliminary ADAPT trial data set and discussions with the FDA;

•	our cash resources;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of our product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In addition, pharmaceutical companies have experienced significant share price volatility in recent years, and securities class action litigation often follows a decline in the market price of a company’s securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

On March 14, 2017, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Middle District of North Carolina against us, our chief executive officer, our chief financial officer, and our vice president of finance, entitled Jeffrey Maurer et al. v. Argos Therapeutics, Inc., et al., Civil Action No. 1:17-cv-00216.  The lawsuit purports to be brought on behalf of an alleged class of those who purchased or otherwise acquired our securities between February 7, 2014 and February 21, 2017, and purports to allege claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The lawsuit generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the progress of the ADAPT Phase 3 clinical trial of rocapuldencel-T, the planned biologics licensing application for rocapuldencel-T and the prospects for approval.  The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, unspecified injunctive relief, and costs.  We believe that we have valid defenses to the litigation, and intend to engage in a vigorous defense.  However, an unfavorable resolution of any of this matter may have a material adverse effect on our results of operations and cash flows.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In our Annual Report on Form 10-K for the year ended December 31, 2016, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 5. Other Information

On May 9, 2017, we received a deficiency letter from the Listing Qualifications Department, which we refer to as the Staff, of the Nasdaq Stock Market notifying us that we are not in compliance with the minimum $15,000,000 market value of publicly held shares requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(C), which we refer to as the Market Value Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), which we refer to as the Compliance Period Rule, we have been provided a period of 180 calendar days, or until November 6, 2017, to regain compliance with the Market Value Requirement. If, at any time before November 6, 2017, the market value of our common stock closes at $15,000,000 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we have regained compliance with the Market Value Requirement, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(F).

If we do not regain compliance with the Market Value Requirement by November 6, 2017, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a NASDAQ Listing Qualifications Panel, or the Panel. We expect that our common stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Panel, such appeal would be successful. Alternatively, we may be eligible to transfer the listing of our common stock to the Nasdaq Capital Market if we satisfy the Nasdaq Capital Market’s continued listing requirements.

We intend to monitor the market value of our common stock and may, if appropriate, consider available options to regain compliance with the Market Value Requirement.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: May 10, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Lease Agreement, dated January 17, 2017, by and between Keystone-Centennial II, LLC and Registrant (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

10.2	Payoff Letter, entered into as of March 3, 2017, among the Registrant. and the lenders under the Venture Loan and Security Agreement, dated as of September 29, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.3	Warrant issued to Horizon Technology Finance Corporation, dated March 3, 2017 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.4	Warrant issued to Fortress Credit Opportunities V CLO Limited, dated March 3, 2017 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.5	Warrant issued to Fortress Credit Opportunities VII CLO Limited, dated March 3, 2017 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on March 6, 20172016 and incorporated herein by reference)

10.6*+	First Amendment to License Agreement, dated December 5, 2016, by and between Registrant and Lummy (Hong Kong) Co., Ltd.

10.7*	Lease Termination Agreement, dated March 31, 2017, by and between Registrant and Keystone-Centennial II, LLC

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

+	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities Exchange Commission.

