Form 10-Q
period 2017-06-30
ARGOS THERAPEUTICS INC
filed 2017-08-09
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 2, 2017, there were 54,974,739 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2017

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2016	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$52,973,376	$9,337,084
Restricted cash	—	740,000
Assets held for sale	1,452,172	10,341,529
Prepaid expenses	940,106	1,431,473
Other receivables	136,140	42,193

Total current assets	55,501,794	21,892,279
Property and equipment, net	40,951,577	4,054,990
Restricted cash	740,000	—
Other assets	11,020	11,020

Total assets	$97,204,391	$25,958,289

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,377,377	$794,278
Accrued expenses	9,980,891	7,385,997
Current portion of restructuring obligation	—	292,951
Current portion of notes payable	11,475,480	17,871
Current portion of manufacturing research and development obligation	3,653,203	5,273,458
Current portion of facility lease obligation	—	588,620
Current portion of capital lease obligations	122,887	130,447

Total current liabilities	30,609,838	14,483,622
Convertible note payable to related party	—	6,015,616
Long-term portion of notes payable	18,673,298	6,579,596
Long-term portion of manufacturing research and development obligation	4,509,033	3,070,463
Long-term portion of facility lease obligation	7,390,000	6,801,380
Long-term portion of capital lease obligations	2,202,966	2,166,046
Deferred liabilities	6,723,500	6,668,500
Warrants	20,926,061	746,300
Commitments
Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2016 and June 30, 2017; 0 shares issued and outstanding as of December 31, 2016 and June 30, 2017	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2016 and June 30, 2017; 41,263,179 and 42,229,330 shares issued and outstanding as of December 31, 2016 and June 30, 2017, respectively	41,263	42,229
Accumulated other comprehensive loss	(134,208)	(130,255)
Additional paid-in capital	338,249,457	344,120,299
Accumulated deficit	(331,986,817)	(364,605,507)

Total stockholders’ equity (deficit)	6,169,695	(20,573,234)

Total liabilities and stockholders’ equity (deficit)	$97,204,391	$25,958,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Revenue	$488,643	$69,693	$635,072	$174,952

Operating expenses
Research and development	9,164,184	5,120,952	18,666,160	13,034,781
General and administrative	3,389,479	2,679,867	6,364,503	6,642,758
Impairment of property and equipment	—	—	—	27,204,349
Restructuring costs	—	344,474	—	5,352,766

Total operating expenses	12,553,663	8,145,293	25,030,663	52,234,654

Operating loss	(12,065,020)	(8,075,600)	(24,395,591)	(52,059,702)
Other income (expense)
Interest income	2,237	8,881	3,813	39,458
Interest expense	(543,462)	(294,329)	(1,034,655)	(1,022,760)
Gain on early extinguishment of debt	—	—	—	249,458
Change in fair value of warrant liability	—	(177,563)	—	20,179,761
Other expense	—	—	—	(4,905)

Other income (expense), net	(541,225)	(463,011)	(1,030,842)	19,441,012

Net loss	$(12,606,245)	$(8,538,611)	$(25,426,433)	$(32,618,690)

Net loss per share, basic and diluted	$(0.48)	$(0.21)	$(1.04)	$(0.79)

Weighted average common shares outstanding, basic and diluted	26,066,160	41,374,852	24,336,393	41,344,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net loss	$(12,606,245)	$(8,538,611)	$(25,426,433)	$(32,618,690)

Other comprehensive gain
Foreign currency translation gain	181	2,628	8,137	3,953
Unrealized gain on short-term investments	—	—	271	—

Total comprehensive loss	$(12,606,064)	$(8,535,983)	$(25,418,025)	$(32,614,737)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities
Net loss	$(25,426,433)	$(32,618,690)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	439,738	490,701
Compensation expense related to stock options	2,497,254	5,065,654
Common stock issued as payment for services	149,815	—
Amortization of debt discount	70,408	—
Amortization of debt issuance costs	17,002	—
Gain on early extinguishment of debt	—	(249,458)
Impairment loss on property and equipment	—	27,204,349
Decrease in fair value of warrant liability	—	(20,179,761)
Loss on disposal of equipment	—	13,347
Interest accrued on long-term debt	—	453,045
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(894,849)	(471,760)
Accounts payable	378,776	(2,417,702)
Accrued expenses	1,134,276	(1,854,106)
Current portion of restructuring obligation	—	292,951
Deferred liabilities	(82,500)	(55,000)
Manufacturing research and development obligation	200,104	181,684

Net cash used in operating activities	(21,516,409)	(24,144,746)

Cash flows from investing activities
Purchase of property and equipment	(6,039,352)	(3,599,040)
Proceeds from sale of property and equipment	—	1,460,615
Proceeds from maturity of short-term investments	1,003,431	—

Net cash used in investing activities	(5,035,921)	(2,138,425)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	54,826,380	316,152
Proceeds from exercise of common stock warrants	299,932	—
Proceeds from issuance of convertible note payable	—	6,000,000
Stock issuance costs	(75,188)	—
Payments on notes payable	(9,538)	(23,643,786)
Payment on facility lease obligation	(100,000)	—
Payments on capital lease obligations	—	(37,756)
Proceeds from exercise of common stock options	132,772	—
Proceeds from exercise of employee stock purchase plan shares	136,958	8,369
Net cash provided by (used in) financing activities	55,211,316	(17,357,021)
Effect of exchange rate changes on cash	8,034	3,900
Net increase (decrease) in cash and cash equivalents	28,667,020	(43,636,292)
Cash and cash equivalents
Beginning of period	6,163,144	52,973,376
End of period	$34,830,164	$9,337,084

Supplemental disclosure of cash flow information
Cash paid for interest	$974,526	$568,240
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants in exchange for early extinguishment of debt	—	87,100
Stock issuance costs included in accounts payable and accrued expenses	$803,352	$—
Interest capitalized on Construction-in-progress	$850,551	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$782,548	$2,441,585
Recognition of asset and facility lease obligation related to construction of new property	$10,000	$—

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

The Company’s most advanced product candidate is rocapuldencel-T, which it is developing for the treatment of metastatic renal cell carcinoma, (“mRCC”), and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC (the “ADAPT trial”) under a special protocol assessment (the “SPA”), with the Food and Drug Administration (the “FDA”). The Company dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the trial in July 2015. In February 2017, the independent data monitoring committee (the “IDMC”) for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, the Company determined to continue to conduct the trial while it analyzed interim data from the trial. Following a meeting with the FDA, the Company now plans to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which it expects will occur in the first half of 2018. The Company also plans to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. The Company believes that extending the evaluation of rocapuldencel-T beyond 290 events in the trial could enhance its ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review the planned protocol amendment, and the Company expects to continue discussions with the FDA regarding its development program for rocapuldencel-T. If the Company agrees with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. In addition to the ADAPT trial, the Company is also currently supporting an investigator-initiated Phase 2 trial of rocapuldencel-T in patients with early stage RCC. Subject to obtaining sufficient financing, the Company plans to support an investigator-initiated Phase 2 trial of rocapuldencel-T in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

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

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of June 30, 2017, had an accumulated deficit of $364.6 million. Also, as of June 30, 2017, the Company’s current assets totaled $21.9 million compared with current liabilities of $14.5 million, and the Company had cash and cash equivalents of $9.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon its current and projected cash flow, the Company notes there is substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements for the three months ended June 30, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

On March 3, 2017, the Company entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC (the “Lenders”) under a venture loan and security agreement (the “Loan Agreement”) pursuant to which the Company paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of the Company’s outstanding indebtedness and obligations to the Lenders under the Loan Agreement were paid in full, and the Loan Agreement and the notes thereunder were terminated.

As of June 30, 2017, the Company had cash and cash equivalents of $9.3 million and working capital of $7.4 million. The Company does not currently have sufficient cash resources to pay its obligations as they become due. In March 2017, the Company announced that its board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. The Company recognized $1.1 million in severance costs and $2.6 million in stock-based compensation expense from the acceleration of stock options for the employees associated with the workforce reduction. The Company has also initiated discussions with Saint-Gobain Performance Plastics Corporation (“Saint-Gobain”), Invetech Pty Ltd (“Invetech”), and Medpace, Inc. (“Medpace”), regarding the fees that the Company owes them, including potentially the conversion by them of some or all of the outstanding fees into a convertible note or equity of the Company. Additionally, in June 2017, the Company issued a secured convertible note to Pharmstandard International S.A. (“Pharmstandard”), a collaborator and the Company’s largest shareholder, in the aggregate principal amount of $6.0 million. In an at-the-market offering under its sales agreement with Cowen & Company, LLC (“Cowen”) in June 2017, the Company has raised proceeds of $4.9 million through the issuance of common stock as of August 3, 2017, of which $4.6 million was raised subsequent to June 30, 2017. However, even taking these measures into account, the Company does not have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond September 2017. Therefore, the Company will need to raise additional capital by the end of September 2017 in order to continue to operate its business beyond that time. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of its assets or proprietary technologies, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to the Company. Under these circumstances, the Company may instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and six months ended June 30, 2017, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2016 and June 30, 2017, $52.7 million and $9.1 million, respectively, in cash and cash equivalents was uninsured.

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

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for and financial statement presentation of share-based payments, including the accounting for income taxes at award settlement and forfeitures, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. The Company adopted this standard during the six months ended June 30, 2017 with no effect on the Company’s consolidated financial statements.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2016 and June 30, 2017.

As of December 31, 2016 and June 30, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents. Additionally, as of December 31, 2016 and June 30, 2017, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. As of June 30, 2017, the Company had no Level 2 assets.

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 11).

During the six months ended June 30, 2017, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2016 and June 30, 2017, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash	740,000	—	—	740,000
Total assets at fair value	$46,129,314	$—	$—	$46,129,314
Liabilities
Warrants	$—	$—	$20,926,061	$20,926,061
Total liabilities at fair value	$—	$—	$20,926,061	$20,926,061

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017
Assets
Money-market funds	$4,079,487	$—	$—	$4,079,487
Restricted cash	740,000	—	—	740,000
Total assets at fair value	$4,819,487	$—	$—	$4,819,487
Liabilities
Warrants	$—	$—	$746,300	$746,300
Total liabilities at fair value	$—	$—	$746,300	$746,300

Changes in the fair value of the Company’s Level 3 liability for warrants during the six months ended June 30, 2017 were as follows:

Balance as of December 31, 2016	$20,926,061
Change in fair value during the period	(20,179,761)
Balance as of June 30, 2017	$746,300

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents and restricted cash as of December 31, 2016 and June 30, 2017 were as follows:

	As of December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash	740,000	—	—	740,000
	$46,129,314	$—	$—	$46,129,314

	As of June 30, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,079,487	$—	$—	$4,079,487
Restricted cash	740,000	—	—	740,000
	$4,819,487	$—	$—	$4,819,487

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2016 was approximately $29.8 million compared with its carrying value of $30.1 million. The fair value of the Company’s debt as of June 30, 2017 was approximately $6.2 million compared with its carrying value of $6.6 million (see Note 6).

3. Restructuring Activities and Related Impairments of Property and Equipment and Leases

As discussed in Note 1, the Company’s most advanced product candidate is rocapuldencel-T, which the Company is developing for the treatment of mRCC and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This recent development triggered a restructuring of the Company’s operations and impairments of property and equipment and leases. As set forth below and in Notes 4 and 7, the Company recognized restructuring costs of $5.4 million and impairment loss of property and equipment of $27.2 million during the six months ended June 30, 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 44 employees as of July 31, 2017. The principal objective of the reduction was to enable the Company to conserve its financial resources as the Company conducted its ongoing review of the preliminary ADAPT trial data set and discussed the data with the FDA. The Company recognized $1.1 million in severance costs during the six months ended June 30, 2017, of which $0.3 million was unpaid as of June 30, 2017. The Company also recognized $2.6 million in stock-based compensation costs from the acceleration of vesting of stock options held by the terminated employees during the six months ended June 30, 2017.

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

On March 17, 2017 the landlord notified the Company that it was terminating the lease (the “Termination Notice”), effective immediately. The Company never occupied the leased space. In the Termination Notice, the landlord asserted that the Company was in default under the Lease due to nonpayment of invoices for up-fit costs. The Company did not disputed the occurrence of the event of default or the termination of the Lease and did not plan to seek to cure the default. In the Termination Notice, the landlord stated that the Company was liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between the Company’s scheduled rent for the remainder of the term of the Lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the Lease. The Company instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million to the Company in consideration for being able to salvage some of the construction costs. During the six months ended June 30, 2017, the Company recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations. The Company also recorded an impairment loss on Construction-in-progress on the property of $0.9 million.

Impairment of Centerpoint Facility and Construction-in-Progress

The Company also determined during the three months ended March 31, 2017 that it would no longer need to develop its facility in Durham County, North Carolina (“Centerpoint”), which the Company intended to be built to house the Company’s corporate headquarters and primary manufacturing facility and is currently working with the landlord to actively find another tenant for the property. The Company estimates it will take up to nine months to exit the arrangement and terminate the operating lease with TKC. In the statement of operations for the six months ended June 30, 2017, the Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property. As of June 30, 2017, the Centerpoint property is classified as Assets held for sale in the amount of $7.4 million. The related facility lease obligation is $7.4 million as of June 30, 2017.

The Company believes that its current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support its ongoing clinical trials and any potential clinical trials that may be initiated in the near-term.

The restructuring liability during the six months ended June 30, 2017 consisted of the following:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2016	$—	$—	$—
Restructuring costs	3,737,176	1,615,590	5,352,766
Acceleration of stock options	(2,608,008)	—	(2,608,008)
Cash payments	(836,217)	(1,615,590)	(2,451,807)
Balance as of June 30, 2017	$292,951	$—	$292,951

4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	June 30, 2017

Office furniture and equipment	$657,875	$657,875
Computer equipment	1,018,173	1,029,555
Computer software	3,146,978	3,146,978
Laboratory equipment	5,709,215	6,108,348
Leasehold improvements	2,435,530	2,435,530
Assets related to facility lease obligation	8,070,033	—
Construction-in-progress	28,807,957	—

Total property and equipment, gross	49,845,761	13,378,286
Less: Accumulated depreciation and amortization	(8,894,184)	(9,323,296)

Property and equipment, net	$40,951,577	$4,054,990

The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable. As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop various equipment included in Construction-in-progress under its current manufacturing plans. The Company has agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than the Company’s carrying value. Accordingly, the Company determined that the fair value of this equipment held for sale was $0.7 million as of June 30, 2017 and recorded an impairment loss of $1.1 million during the six months ended June 30, 2017. Additionally, the Company recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress during the six months ended June 30, 2017 that had to be abandoned or had no net realizable value.

Centerpoint Facility and Construction-in-Progress

As of December 31, 2016, assets related to the Centerpoint facility lease obligation and Construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting (see Note 8). As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop the Centerpoint facility and is currently working with the landlord to actively find another tenant or buyer for the property. The Company estimates it will take up to nine months from June 30, 2017 to exit the arrangement and terminate the operating lease. The Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the six months ended June 30, 2017. As of June 30, 2017, the Centerpoint property is classified as Assets held for sale in the amount of $7.4 million. The related facility lease obligation is $7.4 million as of June 30, 2017.

Construction-in-progress under capital leases included $2,372,880 and $0 as of December 31, 2016 and June 30, 2017, respectively. As of December 31, 2016 and June 30, 2017, Construction-in-progress included $2,652,261 and $0, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Three months ended June 30, 2016	$237,996
Three months ended June 30, 2017	$246,206
Six months ended June 30, 2016	$439,738
Six months ended June 30, 2017	$490,701

5. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2017. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2017 and no provision for such taxes has been recorded as of June 30, 2017.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2016 and June 30, 2017, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

6. Notes Payable

Notes payable consist of the following as of December 31, 2016 and June 30, 2017:

	December 31, 2016	June 30, 2017
Notes payable under the venture loan and security agreement, including accrued interest	$24,035,029	$—
Less debt discount and debt issuance costs	(320,409)	—
Notes payable under the venture loan and security agreement, net	23,714,620	—
Convertible note payable to Pharmstandard, including accrued interest	—	6,015,616
Promissory note payable to Medinet, including accrued interest	6,403,186	6,574,891
Other notes payable	30,972	22,575
Total notes payable including convertible note payable to Pharmstandard	30,148,778	12,613,082
Less convertible note payable to Pharmstandard, including accrued interest	—	(6,015,616)
Less current portion	(11,475,480)	(17,870)
Long-term portion of notes payable	$18,673,298	$6,579,596

Convertible Note Payable to Pharmstandard. On June 15, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Pharmstandard, pursuant to which the Company agreed to issue and sell to Pharmstandard a convertible secured promissory note in the original principal amount of $6,000,000 (the “Note”) in a private placement (the “Financing”).

The Company issued the note to Pharmstandard on June 21, 2017, the closing date of the Financing. Under the Note, the maturity date for the payment of principal and interest is the fifth anniversary of the issue date. The Note bears interest at a rate of 9.5% per annum, which interest compounds annually. The Note is secured by a lien on and security interest in all of the Company’s intellectual property. The Company may prepay the Note in whole or in part at any time without penalty or premium. Upon the occurrence of certain events of default, Pharmstandard will have the option to require the Company to repay the unpaid principal amount of the Note and any unpaid accrued interest.

In addition, at Pharmstandard’s election, Pharmstandard may convert the entire principal and interest on the Note into shares of the Company’s common stock at a price per share equal to $0.50. However, Pharmstandard will not be permitted to convert the entire Note if such conversion would result in Pharmstandard and its affiliates holding shares that exceed 39.9% of the total number of outstanding shares of common stock of the Company or 39.9% of the combined voting power of all outstanding securities of the Company. To the extent that conversion of the entire Note would cause Pharmstandard and its affiliates to exceed these thresholds, Pharmstandard may convert a portion of the Note to the extent these thresholds are not exceeded by such partial conversion.

Pharmstandard is the Company’s largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 39.9% of the Company’s outstanding common stock as of July 31, 2017. In addition, two members of the Company’s board of directors are closely associated with Pharmstandard.

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

The Company incurred $449,796 in debt issuance costs in connection with the closing of the Loan Facility. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the terms of the related debt. Debt issuance costs were eliminated on the Company’s consolidated balance sheet as of June 30, 2017 as a result of the early extinguishment of debt under the payoff letter discussed below.

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

On March 3, 2017, the Company entered into a payoff letter with the Lenders, pursuant to which the Company paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million. The Company recognized a gain on this early extinguishment of debt of $249,458 during the six months ended June 30, 2017 which is included in Other income (expense) on the statement of operations.

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of the Company’s common stock at a per share exercise price of $9.06 (the “Venture Loan Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. As of September 29, 2014, the Company recorded a debt discount of $338,673 equal to the value of these Venture Loan Warrants. This debt discount was offset against the long-term portion of the note payable balance and included in additional paid-in capital on the Company's consolidated balance sheet. Debt discount was amortized to interest expense over the terms of the related debt. Debt discount was eliminated on the Company’s balance sheet as of June 30, 2017 as a result of the early extinguishment of debt discussed above.

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

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016 and June 30, 2017, the amount of the note payable was $6.4 million and $6.6 million, respectively, including $1.8 million and $2.0 million, respectively, of accrued interest. As of December 31, 2016 and June 30, 2017, the total deferred liability associated with the Medinet note was $5.3 million (see Note 13).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $30,972 and $22,575 in principal was outstanding as of December 31, 2016 and June 30, 2017, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

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

As of December 31, 2016, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.2 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.6 million in accrued interest, of which $3.7 million is included in the current liabilities as the current portion of the obligation. As of June 30, 2017, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest, of which $5.3 million is included in current liabilities as the current portion of the obligation.

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

8. Facility Lease Obligation, Capital Lease Obligations and Assets Held for Sale

Facility Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”). Under the Lease Agreement, the Company agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which the Company refers to as Centerpoint. The Company intended this facility to be built to house the Company’s corporate headquarters and primary manufacturing facility. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company has paid $1.7 million as of June 30, 2017.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the second year are $47,972 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement.

The Lease Agreement required the Company to provide TKC with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1,325,000 to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $740,000 as of December 31, 2015 under a purchase and sale agreement with TKC. The deposit was recorded as restricted cash as of December 31, 2016 and June 30, 2017 on the Company’s consolidated balance sheets.

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

As of December 31, 2016, assets related to the Company’s facility lease obligation were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility which was being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting. As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop the Centerpoint facility and is currently working with the landlord to actively find another tenant or buyer for the property. The Company estimates it will take up to nine months from June 30, 2017 to exit the arrangement and terminate the facility lease. The Company recorded an impairment loss for the net carrying value of the facility asset of $0.7 million during the six months ended June 30, 2017. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.9 million as of December 31, 2016 and $7.4 million in assets held for sale as of June 30, 2017. The facility lease obligation on the Company’s consolidated balance sheet is $7.4 million as of December 31, 2016 and June 30, 2017. The Company also recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the six months ended June 30, 2017 (see Note 3).

Capital Lease Obligations

In August 2016, the Company entered into two agreements (the “Power Generation Agreements”) with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. The Power Generation Agreements require monthly minimum payments of $32,948 for a period of 128 months, or a total of $4.2 million ending in March 2027. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of June 30, 2017, $2.3 million of these assets were classified as Assets held for sale on the Company’s Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, the Company recorded an impairment loss of $0.1 million during the six months ended June 30, 2017 (see Note 3).

9. Stockholders’ Equity (Deficit)

Common Stock Issued in 2017

In lieu of paying certain annual cash bonuses for 2016, in January 2017 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing 25% of the amount of the 2016 annual cash bonus that would otherwise have been paid by the closing price of the Company’s common stock on January 13, 2017. A total of 80,105 restricted shares of common stock with an aggregate value of $394,534 were issued. Each of the restricted stock awards was subject to a lapsing right of repurchase in the Company’s favor, which right lapsed with respect to 100% of the underlying shares of each award on April 17, 2017, for those executive officers and employees still providing services to the Company on such date. During the three months ended June 30, 2017, one of the restricted stock awards of 7,378 shares of common stock was forfeited back to the Company. Also during the three months ended June 30, 2017, one grant of 46,664 restricted shares of common stock was awarded to an employee resulting in stock-based compensation expense of $20,999 included in General and administrative expenses.

At-the-market Offering in 2017

In May 2015, the Company entered into a sales agreement, the (“Sales Agreement”), with Cowen, pursuant to which the Company may issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. Sales of the Company’s common stock through Cowen may be made by any method permitted that is deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement are sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the six months ended June 30, 2017, the Company sold 829,096 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $0.3 million, net of commissions and issuance costs. The Company sold an additional 13,945,932 shares resulting in $4.6 million in net proceeds between July 1, 2017 and August 3, 2017. During the year ended December 31, 2016, the Company sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs.

10. Stock Incentive Plan

In January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, the 2014 Stock Incentive Plan (the “2014 Plan”). Under the 2014 Plan as approved in January 2014, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of common stock equal to the sum of 1,951,182 shares, plus such number of shares, up to 357,841 shares, as is equal to the sum of the number of shares reserved for issuance under the Company’s 2008 Stock Incentive Plan (the “2008 Plan”) that remained available for grant under the 2008 Plan immediately prior to the closing of the Company’s initial public offering on February 12, 2014 (381,250 shares) and the number of shares subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, plus an annual increase, to be added on the first day of each fiscal year from January 1, 2015 through January 1, 2024, equal to the lowest of 2,309,023 shares of common stock, 4% of the number of the Company’s outstanding shares on the first day of each such fiscal year and an amount determined by the Company’s board of directors. At the July 28, 2017 stockholders’ meeting, the stockholders approved an amendment to the 2014 Plan to increase the number of shares of common stock authorized for issuance under the 2014 Plan by 6,000,000 and to increase the maximum number of shares that automatically may be added to the 2014 Plan on the first day of each fiscal year until the fiscal year ending December 31, 2024 by 2,690,977 shares, such that the total number of shares of common stock authorized for issuance under the 2014 Plan is equal to the sum of 11,611,506 shares, plus an annual increase to be added on the first day of each of the fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lowest of (i) 5,000,000 shares of Common Stock, (ii) four percent (4%) of the outstanding shares of Common Stock on such date or (iii) an amount determined by our board of directors..

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 13,054 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $9.83 and the closing price on February 27, 2015 of $9.02, resulting in the recognition of share-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 20,301 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $9.02 and the closing price on August 31, 2015 of $6.21, resulting in the recognition of share-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 36,290 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $6.24 and the closing price of $4.44 on February 29, 2016, resulting in the recognition of share-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and ended on August 31, 2016. For the fourth Purchase Plan Period, 30,157 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the fourth Purchase Plan Period of $4.91 and the closing price of $4.95 on August 31, 2016, resulting in the recognition of share-based compensation expense of $63,788. The Company’s fifth Purchase Plan Period commenced on September 1, 2016 and ended on February 28, 2017. For the fifth Purchase Plan Period, 8,562 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the fifth Purchase Plan Period of $4.95 and the closing price of $1.15 on February 28, 2017, resulting in the recognition of share-based compensation expense of $30,064. The Company’s sixth Purchase Plan Period commenced on March 1, 2017 and will end on August 31, 2017. Based upon 85% of the lower of the closing price at the beginning of the sixth Purchase Plan Period of $1.20 and the closing price of $0.36 on June 30, 2017, stock-based compensation expense of $12,492 was recognized.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of June 30, 2017, there were 1,365,052 shares of common stock remaining available for future issuance under the 2014 Plan and 237,989 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Research and development	$1,019,199	$653,624	$1,447,800	$2,261,911
General and administrative	726,038	764,359	1,250,639	2,803,743

Total stock-based compensation expense	$1,745,237	$1,417,983	$2,698,439	$5,065,654

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to nonemployees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. During the three months ended June 30, 2016, modifications were made to stock option grants to 18 employees that accelerated the vesting of such grants, resulting in an increase in stock-based compensation expense of $0.6 million. As part of the restructuring costs discussed in Note 3, the Company recognized $0.2 million and $2.6 million in stock-based compensation expense from the acceleration of stock options vesting during the three and six months ended June 30, 2017, respectively, for 58 employees that were terminated in March and April 2017.

During the three months ended June 30, 2016, the Company granted options to employees to purchase a total of 899,456 shares of the Company’s common stock at exercise prices ranging from $5.71 to $10.97 per share, which in each instance was the closing price of the Company’s common stock on the grant date, except for options to purchase 565,000 shares of common stock granted to the Company’s executive committee employees which have an exercise price of $7.41 compared with the $5.95 closing price of the Company’s common stock on the grant date. During the three months ended June 30, 2017, the Company did not grant options.

During the six months ended June 30, 2016, the Company granted options to employees to purchase a total of 1,210,106 shares of the Company’s common stock at exercise prices ranging from $2.16 to $10.97 per share, which in each instance was the closing price of the Company’s common stock on the grant date, except for 565,000 options granted to the Company’s executive committee employees which have an exercise price of $7.41 compared with the $5.95 closing price of the Company’s common stock on the grant date. During the six months ended June 30, 2017, the Company granted options to employees to purchase a total of 1,382,084 shares of the Company’s common stock at exercise prices ranging from $1.35 to $5.05 per share, which, in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2016	4,902,828	$6.07
Granted	1,382,084	$4.87
Exercised	-	$-
Cancelled	(675,062)	$4.85
Outstanding as of June 30, 2017	5,609,850	$5.92	6.17

Exercisable as of June 30, 2017	3,299,044	$5.93	4.31

Vested and expected to vest as of June 30, 2017	5,431,918	$5.92	6.08

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plan		Employee Stock Purchase Plan

	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Risk-free interest rate	1.53%	2.27%	0.50%	0.79%
Dividend yield	0%	0%	0%	0%
Expected option term (in years)	7	7	0.5	0.5
Volatility	82%	86%	141%	210%

11. Warrants

In March 2016, the Company sold and certain investors purchased for a total purchase price of $19,882,915 a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on March 14, 2021 or such earlier date as specified in the warrants. Additionally, on June 29, 2016, the Company sold and such investors purchased for a total purchase price of $29,824,520 a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on June 29, 2021 or such earlier date as specified in the warrants. In June 2016, warrants to purchase 56,062 shares of common stock were exercised for proceeds of $299,932 to the Company.

In August 2016, the Company sold and certain investors purchased for a total purchase price of $50.0 million a total of 9,090,909 shares of common stock and warrants to purchase a total of 6,818,181 shares of common stock at a per share exercise price of $5.50 (the “August 2016 Warrants”). These warrants will terminate on August 2, 2021 or such earlier date as specified in the warrants.

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement in September 2014, the Company issued to the Lenders and their affiliates the Venture Loan Warrants. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. In addition, on March 6, 2017, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the early pay-off of the indebtedness under the Loan Agreement. These warrants were recorded at a fair value of $87,100 and included in additional paid-in capital as of June 30, 2017.

As of June 30, 2017, outstanding warrants to purchase a total of 13,793,227 shares of the Company’s common stock are set forth in the table below. All outstanding warrants were issued with an original life of five years.

Type of Warrant and Classification	Number of Shares	Exercise Price	Expiration Date(s)
Common stock - Equity	82,780	$9.06	9/29/21
Common stock - Equity	2,683,261	$5.35	3/14/21
Common stock - Equity	4,109,005	$5.35	6/29/21
Common stock - Liability	6,818,181	$5.50	8/02/21
Common stock - Equity	100,000	$1.30	3/06/22

The August 2016 Warrants, which remained outstanding as of June 30 2017, include provisions that could require cash settlement of the August 2016 Warrants. The August 2016 Warrants are therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s statement of operations in each subsequent period:

August 2016 Warrants
Exercise price	$5.50
Expiration date	August 2, 2021
Total shares issuable on exercise	6,818,181

The fair value of the August 2016 Warrants is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury five-year maturity yield curve in effect on the date of valuation. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term of the August 2016 Warrants. Expected stock price volatility is based on a weighted average of several peer public companies and the Company’s historical volatility. The expected life of the August 2016 Warrants is assumed to be equivalent to their remaining contractual term. The decrease in the fair value of the warrants during the six months ended June 30, 2017 was primarily due to the decline in the Company’s stock price and an increase in the expected stock price volatility.

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of December 31, 2016 and June 30, 2017:

	December 31, 2016	June 30, 2017

Exercise price of warrants	$5.50	$5.50
Closing underlying stock price on date of valuation	$4.90	$0.36
Expected stock price volatility	84%	108%
Expected life (in years)	4.58	4.08
Risk-free interest rate	1.93%	1.72%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$3.07	$0.11
Total liability for warrants on the balance sheet	$20,926,061	$746,300
Decrease in fair value	$1,007,352	$20,179,761

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of the Company’s Series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of August 2, 2017, the Company had not entered into this manufacturing rights agreement or issued such warrants.

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

For the three months ended June 30, 2016 and 2017, the Company recorded revenue under the NIH and NIAID agreement of $461,143 and $42,193, respectively. For the six months ended June 30, 2016 and 2017, the Company recorded revenue under the NIH and NIAID agreement of $552,572 and $119,952, respectively. The Company has recorded total revenue of $38.0 million through June 30, 2017 under the NIH and NIAID agreement. As of June 30, 2017, there was up to $1.8 million of potential revenue remaining to be earned under the NIH and NIAID agreement. As of December 31, 2016 and June 30, 2017, the Company recorded a receivable from the NIH and NIAID of $136,140 and $42,193, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million accrued interest. As of June 30, 2017, the amount of the note payable was $6.6 million, including $2.0 million accrued interest. As of December 31, 2016 and June 30, 2017, the total deferred liability associated with the Medinet note was $5.3 million.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net loss	$(12,606,245)	$(8,538,611)	$(25,426,433)	$(32,618,690)
Weighted average common shares outstanding, basic and diluted	26,066,160	41,374,852	24,336,393	41,344,356

Net loss per share, basic and diluted	$(0.48)	$(0.21)	$(1.04)	$(0.79)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Stock options outstanding	3,716,923	5,879,915	3,635,868	5,869,056
Warrants outstanding	2,854,320	13,793,227	1,724,422	13,757,315

15. Legal Proceedings

On March 14, 2017, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming the Company and certain of the Company’s officers as defendants, and alleging violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants between February 7, 2014 and February 21, 2017 (the “Class Period”). The plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court. The Court appointed co-lead plaintiffs by order dated June 23, 2017. The Court has set a deadline of September 18, 2017 for lead plaintiffs to file an amended complaint, and the defendants’ response to the amended complaint will be due 60 days thereafter. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

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

Our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the ADAPT trial in July 2015. In February 2017, the independent data monitoring committee, or the IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in the first half of 2018. We also plan to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. In addition to the ADAPT trial, we are also currently supporting an investigator-initiated Phase 2 trial of rocapuldencel-T in patients with early stage RCC. Subject to our obtaining sufficient financing, we plan to support an investigator-initiated Phase 2 trial of rocapuldencel-T in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from our ongoing trial in adult HIV patients are favorable and government funding is available.

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

As of June 30, 2017, we had cash and cash equivalents of $9.3 million and working capital of $7.4 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. We recognized $1.1 million in severance costs and $2.6 million in stock-based compensation expense from the acceleration of stock options for the employees associated with the workforce reduction. As of June 30, 2017, we had paid approximately $0.8 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.3 million, primarily during the third and fourth quarters of 2017, related to the plan. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, Invetech Pty Ltd, or Invetech, and Medpace, Inc., or Medpace, regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into a convertible note or equity of our company. Additionally, in June 2017, we issued a secured convertible note to Pharmstandard International S.A., or Pharmstandard, a collaborator and our largest shareholder, in the aggregate principal amount of $6.0 million. In an at-the-market offering under its sales agreement with Cowen in June 2017, the Company has raised proceeds of $4.9 million through the issuance of common stock as of August 3, 2017, of which $4.6 million was raised subsequent to June 30, 2017. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond September 2017. Therefore, we will need to raise additional capital by the end of September 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through June 30, 2017, we have raised a total of $501.1 million in cash, including:

•	$337.7 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$105.5 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $74.8 million for the year ended December 31, 2015, $53.0 million for the year ended December 31, 2016 and $32.6 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $364.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

If we are able to raise the capital necessary to continue the development of our product candidates, including rocapuldencel-T and AGS-004, we anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of our products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

We have recorded revenue of $38.0 million through June 30, 2017 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of June 30, 2017, there was up to $1.8 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of August 9, 2017, we had not entered into this manufacturing rights agreement or issued the warrants.

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

Invetech. On October 29, 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces a prior agreement entered into by the parties as of July 20, 2005. Under the development agreement, Invetech has agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech has agreed to defer 30% of its fees, up to $5,000,000. Under the development agreement, we are obligated to pay these deferred fees (plus interest of 7% per annum) pursuant to an installment plan (eight installments payable within the first two years after December 31, 2016). We are currently in discussions with Invetech regarding the development agreement related to the deferred fees, and the repayment of the fees, including potentially through conversion of a portion of the outstanding fees into equity or a convertible note providing for the further deferral of the fees.

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

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, that was subsequently amended in December 2015 and 2016. Under the agreement, Saint-Gobain agreed to develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We expect total development fees and expenses incurred under the Saint-Gobain Agreement to be approximately $7.1 million, of which $3.1 million has been paid to date and $4.0 million has been accrued as of June 30, 2017. We have also agreed separately to purchase $3.5 million in Disposables under the agreement during 2017 of which $0.8 million has been accrued as of June 30, 2017. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years. By its terms the agreement was set to expire on March 1, 2017, but the parties have agreed to extend the term while discussions referenced below are ongoing. The agreement can be terminated by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone. We are currently in discussions with Saint-Gobain regarding modification of the terms of the commercial supply agreement and payment of the development fees, including potentially through conversion of a portion of the outstanding fees into equity or a convertible note providing for the further deferral of the fees.

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

Due to the IDMC recommendation to discontinue the ADAPT study, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlord of our Centerpoint facility regarding that lease and we are currently working with the landlord to actively find another tenant for the property. We estimate that it will take up to nine months from June 30, 2017 to exit the arrangement and terminate the operating lease.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We never occupied the leased space. We did not dispute the occurrence of the event of default or the termination of the lease and did not plan to seek to cure the default. In the termination notice, the landlord stated that we were liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between our scheduled rent for the remainder of the term of the lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the lease. We had instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, we entered into a Lease Termination Agreement, or the Termination Agreement, with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the Lease Termination Agreement, we have no further obligations under the lease. During the six months ended June 30, 2017, we recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million.

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

Our Development Programs

The following table summarizes our development programs for rocapuldencel-T and AGS-004.

Product Candidate	Primary Indication	Status
Rocapuldencel-T	mRCC	•	Ongoing ADAPT trial; enrollment completed in July 2015; IDMC recommended study discontinuation; plan to continue until at least the pre-specified number of 290 events occurs, anticipated in the first half of 2018; plan to submit to the FDA a protocol amendment to increase the pre-specified number of events beyond 290 events; data analysis and discussions with the FDA ongoing

		•	Planned Phase 2 clinical trial, in combination with a checkpoint inhibitor, expected to open for enrollment in the second half of 2017 provided that financing is obtained

	Early stage RCC (neoadjuvant)	•	Ongoing investigator-initiated Phase 2 clinical trial; initial data expected in 2017

	Advanced solid tumors	•	Planned investigator-initiated Phase 2 clinical trial in muscle invasive bladder cancer, expected to open for enrollment in the second half of 2017 provided that financing is obtained

AGS-004	HIV	•	Ongoing second stage of investigator-initiated clinical trial in combination with vorinostat for HIV eradication

		•	Decision to open planned investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients expected in 2017

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

Rocapuldencel-T

We are developing rocapuldencel-T for the treatment of mRCC and other cancers. We are conducting the ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We dosed the first patient in the ADAPT trial in May 2013. In July 2015 we completed enrollment in the ADAPT trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the ADAPT trial protocol, these patients were randomized between the rocapuldencel-T plus sunitinib / targeted therapy combination arm and sunitinib / targeted therapy alone control arm on a two-to-one basis. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will be in the first half of 2018. We also plan to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect.

In addition to the ADAPT trial, we are currently supporting an ongoing investigator-initiated Phase 2 clinical trial designed to evaluate treatment with rocapuldencel-T in patients with early stage RCC prior to nephrectomy. This trial was opened for enrollment in late 2014 and five patients were enrolled as of May 1, 2017. We expect that a total of 10 patients will be enrolled in this trial. This trial provides the opportunity to observe the impact of rocapuldencel-T on the immune response in both the peripheral blood and in the primary tumor that is removed after rocapuldencel-T treatment, the latter as evidenced by the presence of tumor infiltrating lymphocytes in the tumor. Additionally, we have developed a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but initiation of this trial is subject to our obtaining financing for the trial.

Beyond renal cell carcinoma, we plan to support an additional investigator-initiated Phase 2 clinical trial of rocapuldencel-T in muscle invasive bladder cancer subject to our obtaining financing for such support. The trial would have two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of rocapuldencel-T. In the treatment phase, rocapuldencel-T will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy. Booster doses of rocapuldencel-T will continue after tumor resection. As with the neoadjuvant renal cancer trial, we have the unique opportunity to observe any meaningful impact of rocapuldencel-T on the immune response in the peripheral blood and immune responses infiltrating the primary tumor.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 with the Three and Six Months Ended June 30, 2017

The following table summarizes the results of our operations for each of the three and six month periods ended June 30, 2016 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2016	2017	Change	Change	2016	2017	Change	Change
	(in thousands)
Revenue	$489	$70	$(419)	(85.7)%	$635	$175	$(460)	(72.5)%
Operating expenses
Research and development	9,164	5,121	(4,043)	(44.1)%	18,666	13,035	(5,631)	(30.2)%
General and administrative	3,390	2,680	(710)	(20.9)%	6,365	6,643	278	4.4%
Impairment of property and equipment	—	—	—	*	—	27,204	27,204	*
Restructuring costs	—	344	344	*	—	5,353	5,353	*

Total operating expenses	12,554	8,145	(4,408)	(35.1)%	25,031	52,235	27,204	108.7%

Loss from operations	(12,065)	(8,076)	3,989	33.1%	(24,396)	(52,060)	(27,664)	(113.4)%

Interest income	2	9	7	*	4	39	36	*
Interest expense	(543)	(294)	249	45.8%	(1,034)	(1,023)	12	1.1%
Gain on early extinguishment of debt	—	—	—	*	—	249	249	*
Change in fair value of warrant liability	—	(178)	(178)	*	—	20,180	20,180	*
Other expense	—	—	—	*	—	(5)	(5)	*

Net loss	$(12,606)	$(8,539)	$4,068	32.3%	$(25,426)	$(32,619)	$(7,192)	(28.3)%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $70,000 for the three months ended June 30, 2017, compared with $489,000 for the three months ended June 30, 2016, a decrease of $419,000, or 85.7%. The decrease for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 resulted from lower reimbursement under our NIH and NIAID contract primarily reflecting the achievement of certain specified development milestones during 2016.

Revenue was $175,000 for the six months ended June 30, 2017, compared with $635,000 for the six months ended June 30, 2016, a decrease of $460,000, or 72.5%. The decrease for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 resulted from lower reimbursement under our NIH and NIAID contract primarily reflecting the achievement of certain specified development milestones during 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$2,224	$2,151	$5,657	$4,554
AGS-004	55	21	109	77

Total direct research and development program expense	2,279	2,172	5,766	4,631
Commercial manufacturing development expense	253	—	519	(373)
Indirect research and development expense	6,632	2,949	12,381	8,777

Total research and development expense	$9,164	$5,121	$18,666	$13,035

Three months ended June 30, 2016 and 2017.

Research and development expenses were $5.1 million for the three months ended June 30, 2017, compared with $9.2 million for the three months ended June 30, 2016, a decrease of $4.0 million, or 44.1%. The decrease in research and development expense reflects a $0.1 million decrease in direct research and development expense, a $0.3 million decrease in commercial manufacturing development expense and a $3.7 million decrease in indirect research and development expense.

Direct research and development expense for rocapuldencel-T and AGS-004 was not significantly different in the three months ended June 30, 2017 compared with the three months ended June 30, 2016.

The decrease in commercial manufacturing development expense reflects our determination not to proceed with the development of commercial manufacturing capabilities following the recommendation of the IDMC to discontinue the ADAPT trial.

The decrease in indirect research and development expense was primarily due to our decision following the IDMC recommendation to significantly reduce the size of our workforce engaged in research and development activities. As of June 30, 2017, we had 36 employees engaged in such activities, compared with 99 employees engaged in such activities as of June 30, 2016.

Six Months ended June 30, 2016 and 2017.

Research and development expenses were $13.0 million for the six months ended June 30, 2017, compared with $18.7 million for the six months ended June 30, 2016, a decrease of $5.6 million, or 30.2%. The decrease in research and development expense reflects a $1.1 million decrease in direct research and development expense, a $0.9 million decrease in commercial manufacturing development expense, and a $3.6 million decrease in indirect research and development expense.

The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased from $5.7 million for the six months ended June 30, 2016 to $4.6 million for the six months ended June 30, 2017. This decrease primarily reflects a reduction of costs related to the ongoing ADAPT trial of rocapuldencel-T.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the six months ended June 30, 2016 compared with the six months ended June 30, 2017.

The decrease in commercial manufacturing development expense reflects our determination not to proceed with the development of commercial manufacturing capabilities following the recommendation of the IDMC to discontinue the ADAPT trial. During the six months ended June 30, 2017, we recorded a credit of $0.4 million related to amounts owed to Saint-Gobain under our agreement with Saint-Gobain which we recorded as a reduction of research and development expense.

The decrease in indirect research and development expense was primarily due to our decision following the IDMC recommendation to significantly reduce the size of our workforce engaged in research and development activities. As of June 30, 2017, we had 36 employees engaged in such activities, compared with 99 employees engaged in such activities as of June 30, 2016.

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

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended June 30, 2017, compared with $3.4 million for the three months ended June 30, 2016, a decrease of $0.7 million or 20.9%. This decrease was primarily due to a $0.5 million reduction in consulting costs and a $0.2 million reduction in personnel costs.

General and administrative expenses were $6.4 million for the six months ended June 30, 2016, compared with $6.6 million for the six months ended June 30, 2017, an increase of $0.2 million or 4.4%. This increase was primarily due to an additional $0.4 million in personnel costs, partially offset by a reduction of $0.1 million in consulting costs and a reduction of $0.1 million in marketing costs.

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

Impairment Loss on Property and Equipment

We recognized an impairment loss on property and equipment of $0 and $27.2 million for the three and six months ended June 30, 2017, respectively, compared with $0 for both the three and six months ended June 30, 2016. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Impairment of Centerpoint Facility and Construction-in-Progress

We determined during the three months ended March 31, 2017 that we no longer planned to develop our Centerpoint facility. We are currently working with the landlord to actively identify another tenant for the property. We estimated it will take up to nine months from June 30, 2017 to exit the arrangement and terminate the operating lease. In our statement of operations for the six months ended June 30, 2017, we recorded an impairment loss of $18.3 million related to Construction-in-progress on the property.

Additionally, we determined during the three months ended March 31, 2017 that we would no longer need to develop various equipment included in Construction-in-progress under our current manufacturing plans. As such, we have entered into agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than our carrying value. Accordingly, we determined that the fair value of this equipment held for sale was $0.7 million as of June 30, 2017 and recorded an impairment loss of $1.1 million during the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2017 we recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress that had to be abandoned or had no net realizable value at our CTI facility.

Impairment of Capital Leases

In August 2016, we entered into two agreements, or the Power Generation Agreements, with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of June 30, 2017, $2.2 million of these assets were classified as Assets held for sale on our Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, we recorded an impairment loss of $0.1 million during the six months ended June 30, 2017.

Restructuring Costs

We recognized restructuring costs of $0.3 million and $5.4 million during the three and six months ended June 30, 2017, respectively, compared with $0 during both the three and six months ended June 30, 2016. As discussed elsewhere in this Quarterly Report on Form 10-Q, our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of mRCC and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This development triggered a restructuring of our operations and impairments of property and equipment and leases, as discussed above.

Workforce Action Plan

On March 10, 2017, we enacted a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 44 employees as of July 31, 2017. The principal objective of the reduction was to enable us to conserve our financial resources while we conducted a review of the preliminary ADAPT trial data set and discuss the data with the FDA. We recognized $1.1 million in severance costs and $2.6 million in stock-based compensation expense from the acceleration of stock options for the employees associated with the workforce reduction. As of June 30, 2017, we had paid approximately $0.8 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.3 million, primarily during the third and fourth quarters of 2017, related to the plan.

CTI Lease Agreement

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. We had intended to utilize this facility to prepare for a biologics license application, or BLA, to the U.S. Food & Drug Administration and to support initial commercialization of rocapuldencel-T. We had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. As a result, we initiated discussions with the landlord of the CTI facility regarding the termination of this lease. We believe that our current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any potential clinical trials that may be initiated in the near-term.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We never occupied the leased space. In the termination notice, the landlord asserted that we were in default under the lease due to nonpayment of invoices for up-fit costs. We did not dispute the occurrence of the event of default or the termination of the lease and did not plan to seek to cure the default. In the termination notice, the landlord stated that we were liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between our scheduled rent for the remainder of the term of the lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the lease. We had instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, we entered into the Termination Agreement with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the Lease Termination Agreement, we have no further obligations under the lease. During the three and six months ended June 30, 2017, we recorded a lease termination fee of $0 and $1.6 million, respectively, which is included in Restructuring costs on the statement of operations. We also recorded an impairment loss on Construction-in-progress on the property of $0 and $0.9 million during the three and six months ended June 30, 2017, respectively.

Interest Expense

Interest expense was $294,000 for the three months ended June 30, 2017, compared with $543,000 for the three months ended June 30, 2016, a decrease of $249,000 or 45.8%. The decrease primarily resulted from our repayment of the Loan Agreement on March 6, 2017.

Interest expense was $1,023,000 for the six months ended June 30, 2017, compared with $1,034,000 for the six months ended June 30, 2016, a decrease of $12,000 or 1.1%. The decrease resulted from our repayment of the Loan Agreement on March 6, 2017, which was largely offset by our decision to no longer capitalize the interest related to construction of our Centerpoint facility as we decided not to proceed with our plans to develop this facility.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $0 and $249,458 for the three and six months ended June 30, 2017, respectively, compared with $0 for both the three and six months ended June 30, 2016. On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million. We recognized a gain on this early extinguishment of debt of $249,458 during the six months ended June 30, 2017 which is included in Other income (expense) on the statement of operations.

Change in Fair Value of Warrant Liability

The (loss) gain from the change in fair value of the warrant liability was $(0.2) million and $20.2 million for the three and six months ended June 30, 2017, respectively, compared with $0 for both the three and six months ended June 30, 2016, during which periods there were no warrants classified as a liability. The 2017 amounts represent the change in the fair value of our liability for the warrants issued in August 2016, which contain provisions that could require cash settlement and are therefore recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The significant gain from the warrant liability during the six months ended June 30, 2017 was due to a significant decline in the price of our common stock and a shorter expected life of the August 2016 Warrants. As of June 30, 2017, the fair value of the August 2016 Warrants was $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, we had cash and cash equivalents of $9.3 million and working capital of $7.4 million.

Since our inception in May 1997 through June 30, 2017, we have funded our operations principally with $337.7 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $105.5 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

On March 3, 2017, we entered into a payoff agreement with the Lenders, pursuant to which we paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.30 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff agreement, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement were deemed paid in full, and the Loan Agreement and the notes thereunder were terminated.

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

In connection with the License Agreement, we entered into stock purchase agreements with Tianyi Lummy and China BioPharma of which Lummy HK’s parent company is an affiliate and limited partner, respectively. Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million. The purchasers also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20.0 million, within 31 days of and subject to reaching full enrollment of our ADAPT trial of rocapuldencel-T for the treatment of mRCC receiving a recommendation of the review board for the continuation of our ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for rocapuldencel-T to the manufacturing process used by us in our ADAPT trial. However, in March 2016, in connection with the agreement by Tianyi Lummy and China BioPharma to purchase approximately $10.0 million of shares of our common stock and warrants in our PIPE financing described below, we agreed they would have no further obligation to purchase shares pursuant to the purchase agreements.

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

At-the-market Offering. On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125,000,000 of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants. We simultaneously entered into a Sales Agreement with Cowen and Company LLC, or Cowen, to provide for the offering, issuance and sale of up to $30,000,000 of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to the 2015 Shelf. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. During the year ended December 31, 2016, we sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs. During the six months ended June 30, 2017, we sold 829,096 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $0.3 million, net of commissions and issuance costs. We sold an additional 13,945,932 shares resulting in $4.6 million in net proceeds between July 1, 2017 and August 3, 2017.

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

Convertible Note. On June 15, 2017, we entered into a convertible note purchase agreement with Pharmstandard, pursuant to which we agreed to issue and sell to Pharmstandard a convertible secured promissory note in the original principal amount of $6.0 million in a private placement. We issued the note to Pharmstandard on June 21, 2017, the closing date of the financing. Under the note, the maturity date for the payment of principal and interest is the fifth anniversary of the issue date. The note bears interest at a rate of 9.5% per annum, which interest compounds annually. The note is secured by a lien on and security interest in all of our intellectual property. We may prepay the note in whole or in part at any time without penalty or premium. Upon the occurrence of certain events of default, Pharmstandard will have the option to require us to repay the unpaid principal amount of the note and any unpaid accrued interest.

In addition, at Pharmstandard’s election, Pharmstandard may convert the entire principal and interest of the note into shares of our common stock at a price per share equal to $0.50. However, Pharmstandard will not be permitted to convert the entire note if such conversion would result in Pharmstandard and its affiliates holding shares that exceed 39.9% of the total number of outstanding shares of our common stock or 39.9% of the combined voting power of all of our outstanding securities. To the extent that conversion of the entire note would cause Pharmstandard and its affiliates to exceed these thresholds, Pharmstandard may convert a portion of the note to the extent these thresholds are not exceeded by such partial conversion.

Pharmstandard is our largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 39.9% of our outstanding common stock as of July 31, 2017. In addition, two members of our board of directors are closely associated with Pharmstandard.

We have agreed to pay the legal expenses of Pharmstandard, including legal expenses incurred in connection with the our resale registration obligations set forth in a registration rights agreement that we entered into with Pharmstandard; provided, however, that we shall have no obligation to pay more than a total of $100,000 with respect to such expenses. We have granted Pharmstandard, and Pharmstandard has granted us, indemnification rights with respect to each parties’ respective representations, warranties, covenants and agreements under the note purchase agreement.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2016	2017
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(21,516)	$(24,145)
Investing activities	(5,036)	(2,138)
Financing activities	55,211	(17,357)
Effect of exchange rate changes on cash	8	4

Net increase (decrease) in cash and cash equivalents	$28,667	$(43,636)

Operating Activities.

Net cash used in operating activities of $24.1 million during the six months ended June 30, 2017 was primarily a result of our $32.6 million net loss and an increase in net operating assets of $4.3 million, partially offset by non-cash items of $12.8 million.

The non-cash items primarily reflect an impairment loss on property and equipment of $27.2 million, compensation expense related to stock options of $5.1 million, depreciation and amortization expense of $0.5 million and interest accrued on long term debt of $0.5 million, partially offset by a decrease in the fair value of the warrant liability of $20.2 million and a gain on the early extinguishment of debt of $0.2 million.

The increase in net operating assets reflects a decrease in accounts payable of $2.4 million, a decrease in accrued expenses of $1.9 million, and an increase in prepaid expenses and other receivables of $0.5 million and a decrease in deferred liabilities of $0.1 million, partially offset by an increase in the current portion of the restructuring obligation of $0.3 million, and an increase in the manufacturing research and development obligation of $0.2 million.

Net cash used in operating activities of $21.5 million during the six months ended June 30, 2016 was primarily a result of our $25.4 million net loss, partially offset by non-cash items of $3.2 million and a decrease in net operating assets of $0.7 million.

The non-cash items primarily reflect compensation expense related to stock options of $2.5 million, depreciation and amortization expense of $0.4 million, common stock issued as payment for services of $0.1 million and amortization of debt discount of $0.1 million.

The decrease in net operating assets primarily reflects an increase in accrued expenses of $1.1 million, an increase in accounts payable of $0.4 million and an increase in the manufacturing and development obligation of $0.2 million, partially offset by an increase in prepaid expenses and other receivables of $0.9 million and a decrease in deferred liabilities of $0.1 million.

Investing Activities.

Net cash used in investing activities was $2.1 million during the six months ended June 30, 2017, consisting of $3.6 million of purchases of property and equipment, partially offset by proceeds of $1.5 million from the sale of property and equipment.

Net cash used in investing activities was $5.0 million during the six months ended June 30, 2016, consisting of $6.0 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments.

Financing Activities.

Net cash used in financing activities was $17.4 million during the six months ended June 30, 2017, consisting primarily of $23.6 million for repayment of the Loan Agreement, partially offset by $6.0 million of proceeds from the issuance of the Convertible Note and $0.3 million of proceeds from the issuance of common stock through our at-the-market offering.

Net cash provided by financing activities was $55.2 million during the six months ended June 30, 2016, consisting primarily of proceeds of $54.8 million from the issuance and sale of common stock and warrants under our private placement financing and the issuance and sale of common stock pursuant to the Sales Agreement, $0.3 million from the exercise of warrants and $0.3 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by a $0.1 million payment on our facility lease obligation and $0.1 million of stock issuance costs.

Other Significant Changes in the Consolidated Balance Sheet as of June 30, 2017 Compared with December 31, 2016

Property and equipment, net, decreased by $36.9 million during the six months ended June 30, 2017 primarily due to impairment charges of $27.2 million and the reclassification of $9.0 million of property to current Assets held for sale, which increased by the same amount. We also recognized a liability for restructuring of $0.3 million and reduced our Notes payable by $23.1 million by the early pay-off of our Loan Agreement in March 2017. Finally, the fair value of our liability for warrants outstanding declined by $20.2 million to $0.7 million as of June 30, 2017 as a result of the decline in the market price of our common stock relative to the exercise price of the warrants.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, rocapuldencel-T or AGS-004. Despite our cost containment measures, including the recent workforce reduction, we expect that our ongoing expenses will be substantial and may increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of rocapuldencel-T, if we initiate additional clinical trials of rocapuldencel-T and AGS-004, and, provided that we continue the development of our programs, seek regulatory approval for our product candidates and lease, build out and equip a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we entered into a payoff letter with the Lenders and paid the Lenders a total of $23.1 million, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We recognized $1.1 million in severance costs and $2.6 million in stock-based compensation expense from the acceleration of stock options for the employees associated with the workforce reduction. As of June 30, 2017, we had paid approximately $0.8 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.3 million, primarily during the third and fourth quarters of 2017, related to the plan. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint-Gobain, Invetech and Medpace regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into a convertible note or equity of the Company. Additionally, in June 2017, we issued a secured convertible note to Pharmstandard in the aggregate principal amount of $6.0 million. In an at-the-market offering under our sales agreement with Cowen in June 2017, we have also raised proceeds of $4.9 million through the issuance of common stock through August 3, 2017, of which $4.6 million was raised subsequent to June 30, 2017. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond September 2017. Therefore, we will need to raise additional capital by the end of September 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Our future capital requirements will depend on many factors, including:

•	continuation of our pivotal Phase 3 ADAPT clinical trial;

•	the progress and results of our ongoing and planned investigator initiated clinical trials of rocapuldencel-T that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T in mRCC or other indications and AGS-004 in HIV;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay approximately $5.9 million in fees remaining outstanding under our commercial arrangement with Invetech, $4.0 million under our development agreement with Saint-Gobain and $1.5 million in fees payable to Medpace;

•	our ability to renegotiate our purchase obligation of $3.5 million with Saint-Gobain;

•	the potential need to repay the $6.0 million in principal remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., Ltd, which we refer to together as Medinet;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the early pay-off of the full balance of our Loan Agreement in the amount of $23.1 million.

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

All of our other debt instruments and liabilities that incur interest charges do so at fixed-rates. We incur interest expense at fixed rates under the unsecured promissory note payable to Medinet (3% per annum), the manufacturing research and development obligations payable to Invetech (7% per annum), the convertible note payable to Pharmstandard (9.5%) and other notes payable (8.31% per annum).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2017, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 14, 2017, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming the Company and certain of the Company’s officers as defendants, and alleging violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants between February 7, 2014 and February 21, 2017 (the “Class Period”). The plaintiff seeks to represent a class comprised of purchasers of the Company’s common stock during the Class Period and seeks damages, costs and expenses and such other relief as determined by the Court. The Court appointed co-lead plaintiffs by order dated June 23, 2017. The Court has set a deadline of September 18, 2017 for lead plaintiffs to file an amended complaint, and the defendants’ response to the amended complaint will be due 60 days thereafter. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.

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

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of rocapuldencel-T for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. In February 2017, we announced that the Independent Data Monitoring Committee, or IDMC, for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in the first half of 2018. We also plan to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the special protocol assessment, or SPA, for the ADAPT trial would no longer be in effect.

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

In February 2017, we announced that the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in the first half of 2018. We also plan to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. In addition, and given the IDMC’s recommendation, one or more additional clinical trials or other testing is highly likely to be necessary. Such additional clinical trials and other testing and development efforts may be complicated and expensive and may significantly delay our program. Moreover, we may not have sufficient resources to complete such further development of rocapuldencel-T.

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

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in response to our submission of an investigational new drug application, or IND, for AGS-004, the FDA raised safety concerns regarding the analytical treatment interruption contemplated by our protocol for our Phase 2 clinical trial of AGS-004, and required a one-year safety follow-up after the final dose for each patient. This resulted in the need for an amendment to the trial protocol and a four-month delay prior to initiating the Phase 2 clinical trial in the United States. In addition, the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in the first half of 2018. We also plan to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. If we decide to further pursue the development of rocapuldencel-T, one or more additional clinical trials or other testing is highly likely to be necessary, which may be complicated and expensive.

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

In February 2012, we received a letter from the FDA advising us that the FDA had completed its review of our protocol for the ADAPT trial under the SPA process. In the letter, the FDA stated that it had determined that the protocol sufficiently addressed the trial’s objectives and that the trial was adequately designed to provide the necessary data to support a submission for marketing approval. However, in February 2017, we announced that the IDMC for our ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in the first half of 2018. We also plan to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, the recommendation by the IDMC that the ADAPT study be terminated for futility may negatively impact our ability to enroll patients in ongoing and future clinical trials of rocapuldencel-T.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Since inception, we have incurred significant operating losses. Our net loss was $74.8 million for the year ended December 31, 2015, $53.0 million for the year ended December 31, 2016 and $32.6 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $364.6 million. To date, we have financed our operations primarily through public offerings of common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates.

We have devoted a significant portion of our financial resources to the development of rocapuldencel-T and expect this to continue as we continue the ADAPT trial. The continued development of rocapuldencel-T will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

In March 2017, our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 44 employees as of July 31, 2017. The principal objective of the workforce reduction is to enable us to conserve our financial resources while we conduct our ongoing review of the preliminary ADAPT trial data set, discuss the data with the FDA, and continue the ADAPT study. We recognized $1.1 million in severance costs during the six months ended June 30, 2017, of which $0.3 million was unpaid as of June 30, 2017. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented.

As we proceed with the development of our product candidates, including rocapuldencel-T, provided we are able to raise the capital necessary to fund such development, we anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support ongoing investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We are in the process of making a determination as to the next steps for the rocapuldencel-T clinical program. In February 2017, the independent data monitoring committee, or the IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, which we expect will occur in the first half of 2018. We also plan to continue to analyze interim data from the trial and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events.

We also may consider changes to our current business strategy and future operations. As part of this process, we are reviewing alternatives with a goal of maximizing the value of our company. We could determine to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or to continue to operate our business in accordance with our existing business strategy. Pending any decision to change strategic direction, we are continuing to conduct our ongoing clinical trials while managing our cash position. We cannot provide any commitment as to the timing of our determination or the strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

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

As of June 30, 2017, we had cash and cash equivalents of $9.3 million and working capital of $7.4 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. We recognized $1.1 million in severance costs and $2.6 million in stock-based compensation expense from the acceleration of stock options for the employees associated with the workforce reduction. As of June 30, 2017, we had paid approximately $0.8 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.3 million, primarily during the third and fourth quarters of 2017, related to the plan. We expect that the workforce reduction will decrease our annual operating costs by $5.7 million once the plan is fully implemented. We have also initiated discussions with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, Invetech Pty Ltd, or Invetech and Medpace, Inc., or Medpace, regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into equity of the Company. Additionally, in June 2017 we completed a $6.0 million secured convertible note financing with Pharmstandard. In an at-the-market offering under our sales agreement with Cowen in June 2017, we have also raised proceeds of $4.9 million through the issuance of common stock through August 3, 2017, of which $4.6 million was raised subsequent to June 30, 2017. However, even taking these measures into account, we do not have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond September 2017. Therefore, we will need to raise additional capital by the end of September 2017 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in 2016 we issued and sold securities in a PIPE financing, under a sales agreement with Cowen and Company, LLC (“Cowen”) and in a public follow-on offering each of which resulted in dilution to our existing stockholders. Similarly, during the second quarter of 2017, we issued secured convertible debt and raised equity capital under our sales agreement with Cowen, both of which have resulted in further dilution to our stockholders.

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

We intended to commercialize rocapuldencel-T independently in North America and to collaborate with other third parties to manufacture, develop or commercialize rocapuldencel-T outside North America. We have entered into an exclusive license agreement with Pharmstandard for the development and commercialization of rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of rocapuldencel-T for the treatment of mRCC in South Korea and an exclusive license agreement with Lummy (Hong Kong) Co. Ltd., or Lummy HK, for the development, manufacture and commercialization of rocapuldencel-T in China, Hong Kong, Taiwan and Macau. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan rocapuldencel-T for the purpose of development and commercialization for the treatment of mRCC.

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

Due to the IDMC recommendation in February 2017 to discontinue the ADAPT trial, we are currently reassessing our manufacturing plans. We have therefore initiated discussions with the landlord of our Centerpoint facility regarding that lease. In addition on March 17, 2017 the landlord of our CTI facility notified the Company that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We believe that our Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

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

In March 2010, former President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, with the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. To those ends, on May 4, 2017, the US House of Representatives passed the American Health Care Act, or AHCA. On the other hand, the Senate has considered but not passed the AHCA and other legislative proposals leading to new healthcare reform legislation. In addition, while the Trump Administration has threatened to allow the ACA to implode, a bipartisan group of legislators is working to address certain problems with the ACA. Accordingly, it remains to be seen whether new legislation modifying the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. It is possible that these legislative initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees. Through additional targeted reductions and attrition, the workforce was further reduced to 44 employees as of July 31, 2017. The reduction in force, and the attrition that may occur following this reduction, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, the reduction in force may result in employees who were not affected by the reduction in force seeking alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Our Common Stock

Our executive officers, directors, affiliates of all officers and directors and other of our affiliates who own our outstanding common stock maintain the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors, affiliates of our executive officers and directors and other of our affiliates beneficially own, in the aggregate, shares representing approximately 55.8% of our outstanding common stock as of July 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 39.9% of our outstanding common stock as of July 31, 2017. Pharmstandard is also the holder of the $6.0 million principal amount of a secured convertible note that we issued in June 2017, although the ability of Pharmstandard to exercise its conversion option is limited to the extent such exercise would cause Pharmstandard’s ownership in our Company to exceed 39.9%. In addition, two members of our board of directors are closely associated with Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $0.25 and high of $13.97 during the period of February 7, 2014 through July 31, 2017. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

On March 14, 2017, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Middle District of North Carolina against us, our chief executive officer, our chief financial officer, and our vice president of finance, entitled Jeffrey Maurer et al. v. Argos Therapeutics, Inc., et al., Civil Action No. 1:17-cv-00216.  The lawsuit purports to be brought on behalf of an alleged class of those who purchased or otherwise acquired our securities between February 7, 2014 and February 21, 2017, and purports to allege claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The lawsuit generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the progress of the ADAPT Phase 3 clinical trial of rocapuldencel-T, the planned biologics licensing application for rocapuldencel-T and the prospects for approval.  The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, unspecified injunctive relief, and costs. The Court appointed co-lead plaintiffs by order dated June 23, 2017. The Court has set a deadline of September 18, 2017 for lead plaintiffs to file an amended complaint, and the defendants’ response to the amended complaint will be due 60 days thereafter. We believe that we have valid defenses to the litigation, and intend to engage in a vigorous defense.  However, an unfavorable resolution of any of this matter may have a material adverse effect on our results of operations and cash flows.

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
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: August 9, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Note Purchase Agreement, dated June 15, 2017, by and between the Company and Pharmstandard International S.A., including a form of the Convertible Secured Promissory Note to be issued by the Company and the Security Agreement to be entered into by the Company and Pharmstandard International S.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2017 and incorporated herein by reference)
10.2	Registration Rights Agreement, dated June 15, 2017, by and between the Company and Pharmstandard International S.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2017 and incorporated herein by reference)
10.3	2014 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017 and incorporated herein by reference)
31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

