Form 10-Q
period 2017-09-30
ARGOS THERAPEUTICS INC
filed 2017-11-09
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, there were 87,877,352 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2017

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2016	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$52,973,376	$9,372,642
Restricted cash	—	740,000
Assets held for sale	1,452,172	10,336,529
Prepaid expenses	940,106	1,387,181
Other receivables	136,140	25,997

Total current assets	55,501,794	21,862,349
Property and equipment, net	40,951,577	3,860,650
Restricted cash	740,000	—
Other assets	11,020	11,020

Total assets	$97,204,391	$25,734,019

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,377,377	$823,214
Accrued expenses	9,980,891	6,449,481
Current portion of restructuring obligation	—	150,103
Current portion of notes payable	11,475,480	18,245
Current portion of other convertible note	—	1,400,000
Current portion of manufacturing research and development obligation	3,653,203	—
Current portion of facility lease obligation	—	591,931
Current portion of capital lease obligations	122,887	134,400

Total current liabilities	30,609,838	9,567,374
Convertible note payable to related party	—	6,159,288
Long-term portion of notes payable	18,673,298	4,950,511
Long-term portion of other convertible note	—	4,645,655
Long-term portion of manufacturing research and development obligation	4,509,033	—
Long-term portion of facility lease obligation	7,390,000	6,798,069
Long-term portion of capital lease obligations	2,202,966	2,162,093
Deferred liabilities	6,723,500	8,181,000
Warrants	20,926,061	244,430
Commitments
Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2016 and September 30, 2017; 0 shares issued and outstanding as of December 31, 2016 and September 30, 2017	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2016 and September 30, 2017; 41,263,179 and 78,819,798 shares issued and outstanding as of December 31, 2016 and September 30, 2017, respectively	41,263	78,820
Accumulated other comprehensive loss	(134,208)	(124,914)
Additional paid-in capital	338,249,457	353,743,146
Accumulated deficit	(331,986,817)	(370,671,453)

Total stockholders’ equity (deficit)	6,169,695	(16,974,401)

Total liabilities and stockholders’ equity (deficit)	$97,204,391	$25,734,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Revenue	$146,756	$53,497	$781,828	$228,449

Operating expenses
Research and development	9,340,018	4,550,353	28,006,178	17,585,134
General and administrative	3,010,518	2,879,011	9,375,021	9,521,769
Impairment of property and equipment	—	—	—	27,204,349
Restructuring costs	—	679,013	—	6,031,779

Total operating expenses	12,350,536	8,108,377	37,381,199	60,343,031

Operating loss	(12,203,780)	(8,054,880)	(36,599,371)	(60,114,582)
Other income (expense)
Interest income	20,586	11,027	24,399	50,485
Interest expense	(448,288)	(67,211)	(1,482,943)	(1,089,971)
Gain on early extinguishment of debt	—	1,506,901	—	1,756,359
Change in fair value of warrant liability	385,394	501,870	385,394	20,681,631
Other expense	(753)	36,346	(753)	31,441

Other income (expense), net	(43,061)	1,988,933	(1,073,903)	21,429,945

Net loss	$(12,246,841)	$(6,065,947)	$(37,673,274)	$(38,684,637)

Net loss per share, basic and diluted	$(0.32)	$(0.10)	$(1.30)	$(0.82)

Weighted average common shares outstanding, basic and diluted	37,938,213	58,235,995	28,903,427	47,036,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net loss	$(12,246,841)	$(6,065,947)	$(37,673,274)	$(38,684,637)

Other comprehensive gain
Foreign currency translation gain	(858)	5,341	7,279	9,294
Unrealized gain on short-term investments	—	—	271	—

Total comprehensive loss	$(12,247,699)	$(6,060,606)	$(37,665,724)	$(38,675,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities
Net loss	$(37,673,274)	$(38,684,637)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	697,730	733,172
Common stock issued as payment for services	220,424	—
Stock compensation expense	3,759,947	7,047,234
Amortization of debt discount	105,612	—
Amortization of debt issuance costs	25,503	—
Gain on early extinguishment of debt	—	(1,756,359)
Impairment loss on property and equipment	—	27,204,349
Decrease in fair value of warrant liability	(385,394)	(20,681,631)
Loss (gain) on disposal of equipment	753	(22,998)
Interest accrued on long-term debt	—	512,336
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(431,776)	(402,827)
Accounts payable	(270,890)	(2,368,676)
Accrued expenses	2,304,181	(2,751,011)
Current portion of restructuring obligation	—	150,103
Deferred liabilities	(110,000)	(82,500)
Manufacturing research and development obligation	292,452	(409,680)

Net cash used in operating activities	(31,464,732)	(31,513,125)

Cash flows from investing activities
Purchase of property and equipment	(10,037,447)	(3,674,358)
Proceeds from sale of property and equipment	—	1,461,078
Proceeds from maturity of short-term investments	1,003,431	—

Net cash used in investing activities	(9,034,016)	(2,213,280)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	105,213,087	7,790,622
Proceeds from exercise of common stock warrants	299,932	—
Proceeds from issuance of convertible note payable	—	6,000,000
Stock issuance costs	(2,159,587)	—
Payments on notes payable	(37,471)	(23,643,786)
Payment on facility lease obligation	(100,000)	—
Payments on capital lease obligations	—	(42,085)
Proceeds from exercise of common stock options	133,571	—
Proceeds from exercise of employee stock purchase plan shares	262,819	11,756
Net cash provided by (used in) financing activities	103,612,351	(9,883,493)
Effect of exchange rate changes on cash	7,187	9,164
Net increase (decrease) in cash and cash equivalents	63,120,790	(43,600,734)
Cash and cash equivalents
Beginning of period	6,163,144	52,973,376
End of period	$69,283,934	$9,372,642

Supplemental disclosure of cash flow information
Cash paid for interest	$1,757,812	$667,553
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants in exchange for early extinguishment of debt	—	87,100
Stock issuance costs included in accounts payable and accrued expenses	$459,825	$—
Interest capitalized on Construction-in-progress	$617,757	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$2,612,888	$2,470,119
Recognition of asset and facility lease obligation related to construction of new property	$240,373	$—
Issuance of convertible note in exchange for extinguishment of manufacturing research and development obligation	$6,045,655	$—
Issuance of common stock in exchange for extinguishment of manufacturing research and development obligation	$200,000	$—
Property recognized under capital lease obligations	$2,372,880	$—

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

The Company’s most advanced product candidate is rocapuldencel-T, which it is developing for the treatment of metastatic renal cell carcinoma, (“mRCC”), and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC (the “ADAPT trial”) under a special protocol assessment (the “SPA”), with the Food and Drug Administration (the “FDA”). The Company dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the trial in July 2015. In February 2017, the independent data monitoring committee (the “IDMC”) for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, the Company determined to continue to conduct the trial while it analyzed interim data from the trial. Following a meeting with the FDA, the Company plans to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expects to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. The Company believes that extending the evaluation of rocapuldencel-T beyond 290 events in the trial could enhance its ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review the planned protocol amendment, and the Company expects to continue discussions with the FDA regarding its development program for rocapuldencel-T. Subject to agreement with the FDA on an amended protocol, the Company expects to conduct an interim data analysis during the first half of 2018. If the Company agrees with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. Subject to obtaining sufficient financing, the Company plans to support an investigator-initiated Phase 2 trial of rocapuldencel-T in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

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

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses in each year since inception and as of September 30, 2017, had an accumulated deficit of $370.7 million. Also, as of September 30, 2017, the Company’s current assets totaled $21.9 million compared with current liabilities of $9.6 million, and the Company had cash and cash equivalents of $9.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based upon its current and projected cash flow, the Company notes there is substantial doubt about its ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements for the three months ended September 30, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

As of September 30, 2017, the Company had cash and cash equivalents of $9.4 million and working capital of $12.3 million. The Company does not currently have sufficient cash resources to pay its obligations as they become due. In March 2017, the Company announced that its board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. The Company recognized $1.2 million in severance costs and $3.2 million in stock-based compensation expense from the acceleration of stock options and restricted stock for the employees associated with the workforce reduction.

In June 2017, the Company issued a secured convertible note to Pharmstandard International S.A. (“Pharmstandard”), a collaborator and the Company’s largest stockholder, in the original principal amount of $6.0 million. In addition, as of September 30, 2017, the Company raised proceeds of $7.8 million through the issuance of common stock in an at-the-market offering that began in June 2017 under its sales agreement with Cowen & Company, LLC (“Cowen”). An additional $1.7 million of proceeds was raised subsequent to September 30, 2017.

In September 2017, the Company entered into a satisfaction and release agreement (the “Satisfaction and Release Agreement”) with Invetech Pty Ltd (“Invetech”), pursuant to which the Company made, issued and delivered to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of common stock and (iii) an unsecured convertible note in the original principal amount of $5.2 million, on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Company’s development agreement with Invetech (the “Invetech Development Agreement”), including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

The Company has also initiated discussions with Saint-Gobain Performance Plastics Corporation (“Saint-Gobain”) regarding the fees that the Company owes them, including potentially the conversion by them of some or all of the outstanding fees into a convertible note or equity of the Company.

In August 2017, the Company also entered into an agreement with Medpace, Inc. (“Medpace”), regarding $1.5 million in deferred fees that the Company owes Medpace for contract research and development services. The agreement provided for the extension of $0.65 million of those fees until April 2018 and the payment of the remaining $0.85 million during third quarter 2017.

However, even taking these measures into account, the Company does not currently have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond February 2018. Therefore, the Company will need to raise additional capital by the end of February 2018 in order to continue to operate its business beyond that time. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of its assets or proprietary technologies, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to the Company. Under these circumstances, the Company may instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and nine months ended September 30, 2017, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2016 and September 30, 2017, $52.7 million and $9.1 million, respectively, in cash and cash equivalents was uninsured.

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

The Company plans to adopt the full retrospective method effective January 1, 2018, and is continuing to evaluate the expected impact of the standard. The Company is currently performing an assessment of the impact of the new standard on its collaboration arrangements with third parties and is in the process of mapping those activities to deliverables and tracing those deliverables to the new standard. The Company then will assess what impact the new standard will have on those deliverables. The Company expects no material impact on revenue recognized from its multi-year research contract with NIH and the NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is currently performing a detailed contract review which must be completed before it can quantify the expected impact of the standard. The Company also anticipates enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from its collaboration agreements and contract with NIH and the NIAID.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items in the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, will require adoption on a retrospective basis and will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact that adoption of this standard will have on the Company’s consolidated financial statements. The Company expects to classify cash payments for debt prepayment or extinguishment costs as financing cash flows.

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

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for and financial statement presentation of share-based payments, including the accounting for income taxes at award settlement and forfeitures, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. The Company adopted this standard during the nine months ended September 30, 2017 with no effect on the Company’s consolidated financial statements.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2016 and September 30, 2017.

As of December 31, 2016 and September 30, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents. Additionally, as of December 31, 2016 and September 30, 2017, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. As of September 30, 2017, the Company had no Level 2 assets.

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 11).

During the nine months ended September 30, 2017, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2016 and September 30, 2017, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash	740,000	—	—	740,000
Total assets at fair value	$46,129,314	$—	$—	$46,129,314
Liabilities
Warrants	$—	$—	$20,926,061	$20,926,061
Total liabilities at fair value	$—	$—	$20,926,061	$20,926,061

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017
Assets
Money-market funds	$4,088,183	$—	$—	$4,088,183
Restricted cash	740,000	—	—	740,000
Total assets at fair value	$4,828,183	$—	$—	$4,828,183
Liabilities
Warrants	$—	$—	$244,430	$244,430
Total liabilities at fair value	$—	$—	$244,430	$244,430

Changes in the fair value of the Company’s Level 3 liability for warrants during the nine months ended September 30, 2017 were as follows:

Balance as of December 31, 2016	$20,926,061
Change in fair value during the period	(20,681,631)
Balance as of September 30, 2017	$244,430

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of money-market funds included in cash and cash equivalents and restricted cash as of December 31, 2016 and September 30, 2017 were as follows:

	As of December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash	740,000	—	—	740,000
	$46,129,314	$—	$—	$46,129,314

	As of September 30, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,088,183	$—	$—	$4,088,183
Restricted cash	740,000	—	—	740,000
	$4,828,183	$—	$—	$4,828,183

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2016 was approximately $29.8 million compared with its carrying value of $30.1 million. The fair value of the Company’s debt as of September 30, 2017 was approximately $16.8 million compared with its carrying value of $17.2 million (see Note 6).

3. Restructuring Activities and Related Impairments of Property and Equipment and Leases

As discussed in Note 1, the Company’s most advanced product candidate is rocapuldencel-T, which the Company is developing for the treatment of mRCC and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This development triggered a restructuring of the Company’s operations and impairments of property and equipment and leases. As set forth below and in Notes 4 and 8, the Company recognized restructuring costs of $6.0 million and impairment loss of property and equipment of $27.2 million during the nine months ended September 30, 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 46 employees (or 38%) from 122 employees to 76 employees in March 2017. Through additional targeted reductions and attrition, the workforce was further reduced to 40 employees as of September 30, 2017. The principal objective of the reduction was to enable the Company to conserve its financial resources as the Company conducted its ongoing review of the preliminary ADAPT trial data set and discussed the data with the FDA. The Company recognized $1.2 million in severance costs during the nine months ended September 30, 2017, of which $0.2 million was unpaid as of September 30, 2017. The Company also recognized $3.2 million in stock-based compensation costs from the acceleration of vesting of stock options and restricted stock held by the terminated employees during the nine months ended September 30, 2017.

CTI Lease Agreement

In January 2017, the Company entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. The Company provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. The Company had intended to utilize this facility to prepare for a biologics license application (“BLA”), to the FDA and to support initial commercialization of rocapuldencel-T. The Company had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. However, due to the IDMC recommendation in February 2017 to discontinue the ADAPT trial, the Company began reassessing its manufacturing plans, including initiating discussions with the landlord of its CTI facility regarding the termination of this lease.

On March 17, 2017 the landlord notified the Company that it was terminating the lease (the “Termination Notice”), effective immediately. The Company never occupied the leased space. In the Termination Notice, the landlord asserted that the Company was in default under the Lease due to nonpayment of invoices for up-fit costs. The Company did not dispute the occurrence of the event of default or the termination of the Lease and did not seek to cure the default. In the Termination Notice, the landlord stated that the Company was liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between the Company’s scheduled rent for the remainder of the term of the Lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the Lease. The Company instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million to the Company in consideration for being able to salvage some of the construction costs. During the nine months ended September 30, 2017, the Company recorded a lease termination fee of $1.6 million which is included in restructuring costs on the statement of operations. The Company also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the nine months ended September 30, 2017.

Impairment of Centerpoint Facility and Construction-in-Progress

The Company also determined during the three months ended March 31, 2017 that it would no longer need to develop its facility in Durham County, North Carolina (“Centerpoint”), which the Company intended to be built to house the Company’s corporate headquarters and primary manufacturing facility and is currently working with the landlord to actively find another tenant for the property. The Company estimates it will take until March 31, 2018 to exit the arrangement and terminate the operating lease with TKC. The Company recorded an impairment loss for the net carrying value of the facility asset of $0.7 million during the nine months ended September 30, 2017. In the statement of operations for the nine months ended September 30, 2017, the Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property. As of September 30, 2017, the Centerpoint property is classified as Assets held for sale in the amount of $7.4 million. The related facility lease obligation is $7.4 million as of September 30, 2017.

The Company believes that its current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support its ongoing clinical trials and any potential clinical trials that may be initiated in the near-term.

The restructuring liability during the nine months ended September 30, 2017 consisted of the following:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2016	$—	$—	$—
Restructuring costs	4,416,189	1,615,590	6,031,779
Acceleration of stock options and restricted stock	(3,171,751)	—	(3,171,751)
Cash payments	(1,094,335)	(1,615,590)	(2,709,925)
Balance as of September 30, 2017	$150,103	$—	$150,103

4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	September 30, 2017

Office furniture and equipment	$657,875	$657,875
Computer equipment	1,018,173	1,022,372
Computer software	3,146,978	3,146,978
Laboratory equipment	5,709,215	6,154,244
Leasehold improvements	2,435,530	2,435,530
Assets related to facility lease obligation	8,070,033	—
Construction-in-progress	28,807,957	—

Total property and equipment, gross	49,845,761	13,416,999
Less: Accumulated depreciation and amortization	(8,894,184)	(9,556,349)

Property and equipment, net	$40,951,577	$3,860,650

The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable. As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop various equipment included in Construction-in-progress under its current manufacturing plans. The Company has agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than the Company’s carrying value. Accordingly, the Company determined that the fair value of this equipment held for sale was $0.7 million as of September 30, 2017 and recorded an impairment loss of $1.1 million during the nine months ended September 30, 2017. Additionally, the Company recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress during the nine months ended September 30, 2017 that had to be abandoned or had no net realizable value.

Centerpoint Facility and Construction-in-Progress

As of December 31, 2016, assets related to the Centerpoint facility lease obligation and Construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting (see Note 8). As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop the Centerpoint facility and is currently working with the landlord to actively find another tenant or buyer for the property. The Company estimates it will take until March 31, 2018 to exit the arrangement and terminate the operating lease. The Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the nine months ended September 30, 2017. As of September 30, 2017, the Centerpoint property is classified as Assets held for sale in the amount of $7.4 million. The related facility lease obligation is $7.4 million as of September 30, 2017.

Construction-in-progress under capital leases included $2.4 million and $0 as of December 31, 2016 and September 30, 2017, respectively. As of December 31, 2016 and September 30, 2017, Construction-in-progress included $2.7 million and $0, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Three months ended September 30, 2016	$257,992
Three months ended September 30, 2017	$242,471
Nine months ended September 30, 2016	$697,730
Nine months ended September 30, 2017	$733,172

5. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2017. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2017 and no provision for such taxes has been recorded as of September 30, 2017.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2016 and September 30, 2017, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

6. Notes Payable and Convertible Notes Payable

Notes payable and convertible notes payable consist of the following as of December 31, 2016 and September 30, 2017:

	December 31, 2016	September 30, 2017
Notes payable under the venture loan and security agreement, including accrued interest	$24,035,029	$—
Less debt discount and debt issuance costs	(320,409)	—
Notes payable under the venture loan and security agreement, net	23,714,620	—
Convertible note payable to Pharmstandard, including accrued interest	—	6,159,288
Convertible note payable to Invetech, including accrued interest	—	6,045,655
Note payable to Medinet, including accrued interest	6,403,186	4,950,511
Other notes payable	30,972	18,245
Total debt	30,148,778	17,173,699
Less current portion of convertible note payable to Invetech, including accrued interest	—	(1,400,000)
Less current portion of other notes payable	(11,475,480)	(18,245)
Long-term portion of notes payable and convertible notes payable	$18,673,298	$15,755,454

Convertible Note Payable to Invetech.  As discussed in Note 7, the Company has recorded a manufacturing research and development obligation payable to Invetech on its consolidated balance sheet of approximately $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest.

On September 22, 2017, the Company entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of the Company’s common stock with a fair value of $0.2 million on the date of issuance and (iii) and unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Invetech prior to the date of the Satisfaction and Release Agreement, including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the statement of operations during the three and nine months ended September 30, 2017. Following is a summary the terms of the convertible note payable to Invetech (the “Invetech Note”).

The original principal amount of the Invetech Note is $5.2 million. The maturity date for the payment of principal and interest under the Invetech Note is September 30, 2020. The Invetech Note bears interest at a rate of 6.0% per annum, which interest will compound annually. The Invetech Note is not secured by any assets of the Company.

The Company is required to make quarterly installment payments under the Invetech Note for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $0.4 million, consisting of (i) cash in the amount of $0.2 million and (ii) if certain specified conditions are met as of the corresponding payment date, up to $0.2 million of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 through March 31, 2019, the Company is required to make quarterly installment payments under the Invetech Note, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments under the Invetech Note, each in an amount of $150,000, payable in cash.

The Invetech Note also provides that on the anniversary of the issue date of the Invetech Note for each of the first three years following the issue date, the outstanding principal amount of the Invetech Note, if any, plus accrued and unpaid interest thereon shall automatically be deemed to be reduced by $250,000, if and only if the Company has paid all debt service payments due under the Invetech Note on or prior to the relevant anniversary date and no event of default, fundamental transaction or change of control, each as defined in the Invetech Note, has occurred on or prior to such anniversary date.

As detailed further below, Invetech may exercise its conversion rights upon: (i) maturity of the Invetech Note, (ii) certain change of control events, and (iii) certain events of default. In each case, the number of shares of common stock issuable upon such complete or partial conversion of the Invetech Note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $0.50 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction).

•	Maturity of the Invetech Note. Upon maturity of the Invetech Note or at any time within 75 days of such maturity, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of the Company’s common stock. The Company will be required to pay any amount not so converted in cash.

•	Change of Control. Upon a change of control pursuant to which Invetech has a redemption right, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest, less any remaining installment payments required to be made in cash, into shares of the Company’s common stock. The Company will be required to pay any amount not so converted in cash.

•	Default. Upon the occurrence of certain events of default, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of the Company’s common stock. The Company will be required to pay any amount not so converted in cash.

Subject to the aforementioned conversion rights of Invetech, the Company may prepay the Invetech Note in whole or in part at any time without penalty or premium.

Convertible Note Payable to Pharmstandard. On June 15, 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Pharmstandard, pursuant to which the Company agreed to issue and sell to Pharmstandard a secured convertible promissory note in the original principal amount of $6.0 million (the “Pharmstandard Note”).

The Company issued the Pharmstandard Note on June 21, 2017, the closing date of the financing. Under the Pharmstandard Note, the maturity date for the payment of principal and interest is the fifth anniversary of the issue date. The Pharmstandard Note bears interest at a rate of 9.5% per annum, which interest compounds annually. The Pharmstandard Note is secured by a lien on and security interest in all of the Company’s intellectual property. The Company may prepay the Pharmstandard Note in whole or in part at any time without penalty or premium. Upon the occurrence of certain events of default, Pharmstandard will have the option to require the Company to repay the unpaid principal amount of the Pharmstandard Note and any unpaid accrued interest.

In addition, at Pharmstandard’s election, Pharmstandard may convert the entire principal and interest on the Pharmstandard Note into shares of the Company’s common stock at a price per share equal to $0.50. However, Pharmstandard will not be permitted to convert the entire Pharmstandard Note if such conversion would result in Pharmstandard and its affiliates holding shares that exceed 39.9% of the total number of outstanding shares of common stock of the Company or 39.9% of the combined voting power of all outstanding securities of the Company. To the extent that conversion of the entire Pharmstandard Note would cause Pharmstandard and its affiliates to exceed these thresholds, Pharmstandard may convert a portion of the Pharmstandard Note to the extent these thresholds are not exceeded by such partial conversion.

Pharmstandard is the Company’s largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 28.8% of the Company’s outstanding common stock as of October 31, 2017. In addition, two members of the Company’s board of directors are closely associated with Pharmstandard.

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

The Company incurred $0.4 million in debt issuance costs in connection with the closing of the Loan Facility. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the terms of the related debt. Debt issuance costs were eliminated on the Company’s consolidated balance sheet as of September 30, 2017 as a result of the early extinguishment of debt under the payoff letter discussed below.

The Company made payments with respect to the first tranche of $12.5 million on an interest-only basis monthly through October 31, 2016, and was obligated to make monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $0.6 million was due on September 30, 2018, or such earlier date specified in the Loan Agreement. The Company was recognizing the final payment of $0.6 million as accrued interest over the expected life of the first tranche loan. The Company agreed to repay the second tranche loan of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $0.6 million was due on February 7, 2019, or such earlier date specified in the Loan Agreement. The Company was recognizing the final payment of $0.6 million as accrued interest over the expected life of the second tranche loan. In addition, the Company agreed that if the Company repaid all or a portion of the loan prior to the applicable maturity date, it would pay the Lenders a prepayment penalty fee based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

On March 3, 2017, the Company entered into a payoff letter with the Lenders, pursuant to which the Company paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million. The Company recognized a gain on this early extinguishment of debt of $0.2 million during the nine months ended September 30, 2017 which is included in Other income (expense) on the statement of operations. The payoff of the debt was considered a troubled debt restructuring because of the doubt surrounding the Company’s ability to continue as a going concern and the fact that the final payment of $1.25 million and the pre-payment penalty of $0.6 million were waived by the Lenders in exchange for the issuance of the warrants.

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

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 82,780 shares of the Company’s common stock at a per share exercise price of $9.06 (the “Venture Loan Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. As of September 29, 2014, the Company recorded a debt discount of $0.3 million equal to the value of these Venture Loan Warrants. This debt discount was offset against the long-term portion of the note payable balance and included in additional paid-in capital on the Company's consolidated balance sheet. Debt discount was amortized to interest expense over the terms of the related debt. Debt discount was eliminated on the Company’s balance sheet as of September 30, 2017 as a result of the early extinguishment of debt discussed above.

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

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million of accrued interest. During the three months ended September 30, 2017, the Company recognized an additional $2.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of September 30, 2017, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest. As of December 31, 2016 and September 30, 2017, the total deferred liability associated with the Medinet note was $5.4 million and $6.9 million, respectively (see Note 13).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $30,972 and $18,245 in principal was outstanding as of December 31, 2016 and September 30, 2017, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

7. Manufacturing Research and Development Obligation

In October 2014, the Company entered into the Invetech Development Agreement. Under the Invetech Development Agreement, Invetech agreed to develop and provide prototypes of the automated production system to be used for the manufacture of the Company’s Arcelis-based products. Invetech agreed to defer 30% of its fees, up to $5.0 million, under the Invetech Development Agreement subject to payment by the Company in installments over 2017 and 2018.

As of December 31, 2016, the Company recorded this manufacturing research and development obligation on its consolidated balance sheet at $8.2 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.6 million in accrued interest, of which $3.7 million is included in the current liabilities as the current portion of the obligation. As of June 30, 2017, the Company had recorded a manufacturing research and development obligation on its consolidated balance sheet at $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest.

On September 22, 2017, the Company entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of the Company’s common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement, including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the statement of operations during the three months and nine months ended September 30, 2017.

8. Facility Lease Obligation, Capital Lease Obligations and Assets Held for Sale

Facility Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”). Under the Lease Agreement, the Company agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which the Company refers to as Centerpoint. The Company intended this facility to be built to house the Company’s corporate headquarters and primary manufacturing facility. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company is responsible and for which the Company has paid $1.7 million as of September 30, 2017.

The term of the Lease Agreement is 10 years from the commencement date of July 1, 2015. The Company has an option to extend the Lease Agreement by six five-year renewal terms. Current rent payments in the third year are $49,052 per month, subject to certain fixed increases over the course of the term as set forth in the Lease Agreement.

The Lease Agreement required the Company to provide TKC with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1.3 million to guarantee the letter of credit. In accordance with the Lease Agreement, this deposit was reduced to $0.7 million as of December 31, 2015 under a purchase and sale agreement with TKC. The deposit was recorded as restricted cash as of December 31, 2016 and September 30, 2017 on the Company’s consolidated balance sheets.

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

As of December 31, 2016, assets related to the Company’s facility lease obligation were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility which was being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting. As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop the Centerpoint facility and is currently working with the landlord to actively find another tenant or buyer for the property. The Company estimates it will take until March 31, 2018 to exit the arrangement and terminate the facility lease. The Company recorded an impairment loss for the net carrying value of the facility asset of $0.7 million during the nine months ended September 30, 2017. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.9 million as of December 31, 2016 and $7.4 million in assets held for sale as of September 30, 2017. The facility lease obligation on the Company’s consolidated balance sheet is $7.4 million as of December 31, 2016 and September 30, 2017. The Company also recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the nine months ended September 30, 2017 (see Note 3).

Capital Lease Obligations

In August 2016, the Company entered into two agreements (the “Power Generation Agreements”) with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. The Power Generation Agreements require monthly minimum payments of $32,948 for a period of 128 months, or a total of $4.2 million ending in March 2027. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of September 30, 2017, $2.3 million of these assets were classified as Assets held for sale on the Company’s Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, the Company recorded an impairment loss of $0.1 million during the nine months ended September 30, 2017 (see Note 3).

9. Stockholders’ Equity (Deficit)

Common Stock Issued in 2017

In lieu of paying certain annual cash bonuses for 2016, in January 2017 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing 25% of the amount of the 2016 annual cash bonus that would otherwise have been paid by the closing price of the Company’s common stock on January 13, 2017. A total of 80,105 restricted shares of common stock with an aggregate fair value of $0.4 million were issued. Each of the restricted stock awards was subject to a lapsing right of repurchase in the Company’s favor, which right lapsed with respect to 100% of the underlying shares of each award on April 17, 2017, for those executive officers and employees still providing services to the Company on such date. During the nine months ended September 30, 2017, 7,378 shares of common stock were forfeited back to the Company.

During the three months ended September 30, 2017, the Company granted restricted stock awards for an aggregate of 7,399,979 shares of common stock with a fair value of $1.4 million to 43 employees resulting in stock-based compensation expense of $0.2 million and $0.1 million included in research and development and general and administrative expenses, respectively. Awards for 573,789 shares of common stock vested upon termination of the recipients’ employment during the three months ended September 30, 2017 with such costs of $0.1 million included in restructuring expenses. As of September 30, 2017, there were 6,826,190 unvested restricted shares of common stock outstanding which vest in full during December 2017 and January 2018. Unrecognized compensation for these restricted shares of common stock totaled $1.0 million as of September 30, 2017 and will be recognized as services are provided during the fourth quarter of 2017 and the first quarter of 2018. Additionally, in June 2017, one grant of 46,664, fully vested shares of common stock was awarded to an employee resulting in stock-based compensation expense of $20,999 included in general and administrative expenses during the nine months ended September 30, 2017.

At-the-Market Offering in 2017

In May 2015, the Company entered into a sales agreement, the (“Sales Agreement”), with Cowen, pursuant to which the Company may issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. Sales of the Company’s common stock through Cowen may be made by any method permitted that is deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement are sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the nine months ended September 30, 2017, the Company sold 28,856,735 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $7.8 million, net of commissions and issuance costs. The Company sold an additional 9,057,554 shares resulting in $1.7 million of proceeds between October 1, 2017 and November 3, 2017. During the year ended December 31, 2016, the Company sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs. As of November 3, 2017, $14.6 million of stock remained to be sold under the Sales Agreement.

10. Stock Incentive Plan

In January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, the 2014 Stock Incentive Plan (the “2014 Plan”). Under the 2014 Plan as approved in January 2014, the Company was authorized to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of common stock equal to the sum of 1,951,182 shares, plus such number of shares, up to 357,841 shares, as is equal to the sum of the number of shares reserved for issuance under the Company’s 2008 Stock Incentive Plan (the “2008 Plan”) that remained available for grant under the 2008 Plan immediately prior to the closing of the Company’s initial public offering on February 12, 2014 (381,250 shares) and the number of shares subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, plus an annual increase, to be added on the first day of each fiscal year from January 1, 2015 through January 1, 2024, equal to the lowest of 2,309,023 shares of common stock, 4% of the number of the Company’s outstanding shares on the first day of each such fiscal year and an amount determined by the Company’s board of directors. At the July 28, 2017 stockholders’ meeting, the stockholders approved an amendment to the 2014 Plan to increase the number of shares of common stock authorized for issuance under the 2014 Plan by 6,000,000 and to increase the maximum number of shares that automatically may be added to the 2014 Plan on the first day of each fiscal year until the fiscal year ending December 31, 2024 by 2,690,977 shares, such that the total number of shares of common stock authorized for issuance under the 2014 Plan is equal to the sum of 11,611,506 shares, plus an annual increase to be added on the first day of each of the fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lowest of (i) 5,000,000 shares of Common Stock, (ii) four percent (4%) of the outstanding shares of Common Stock on such date or (iii) an amount determined by our board of directors.

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 36,290 shares were purchased with employee withholdings at an option exercise price based upon 85% of $4.44 on February 29, 2016, resulting in the recognition of share-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and ended on August 31, 2016. For the fourth Purchase Plan Period, 30,157 shares were purchased with employee withholdings at an option exercise price based upon 85% of 4.91 on August 31, 2016, resulting in the recognition of share-based compensation expense of $63,788. The Company’s fifth Purchase Plan Period commenced on September 1, 2016 and ended on February 28, 2017. For the fifth Purchase Plan Period, 8,562 shares were purchased with employee withholdings at an option exercise price based upon 85% of $1.15 on February 28, 2017, resulting in the recognition of share-based compensation expense of $30,064. The Company’s sixth Purchase Plan Period commenced on March 1, 2017 and ended on August 31, 2017. For the sixth Purchase Plan Period, 19,993 shares were purchased with employee withholdings at an option exercise price based upon 85% of $0.20 on August 31, 2017, resulting in the recognition of share-based compensation expense of $17,711. The Company’s seventh Purchase Plan Period commenced on September 1, 2017 and will end on February 28, 2018.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of September 30, 2017, there were 255,835 shares of common stock remaining available for future issuance under the 2014 Plan and 217,996 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Research and development	$558,209	$620,083	$2,006,014	$2,881,994
General and administrative	723,719	1,361,497	1,974,357	4,165,240

Total stock-based compensation expense	$1,281,928	$1,981,580	$3,980,371	$7,047,234

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to nonemployees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. During the nine months ended September 30, 2016, modifications were made to stock option grants to 18 employees that accelerated the vesting of such grants, resulting in an increase in stock-based compensation expense of $0.6 million. As part of the restructuring costs discussed in Note 3, the Company recognized $0.6 million and $3.2 million in stock-based compensation expense from the acceleration of vesting of stock options and restricted stock during the three and nine months ended September 30, 2017, respectively, for 61 employees that were terminated during the nine months ended September 30, 2017.

During the three months ended September 30, 2016, the Company granted options to employees to purchase a total of 395,373 shares of the Company’s common stock at exercise prices ranging from $4.86 to $6.30 per share, which in each instance was the closing price of the Company’s common stock on the grant date. During the three months ended September 30, 2017, the Company granted options to a new director to purchase a total of 30,000 shares of the Company’s common stock at an exercise price of $0.17 per share, which was the closing price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2016, the Company granted options to employees to purchase a total of 1,605,479 shares of the Company’s common stock at exercise prices ranging from $2.16 to $10.97 per share, which in each instance was the closing price of the Company’s common stock on the grant date, except for 565,000 options granted to the Company’s executive committee employees which have an exercise price of $7.41 compared with the $5.95 closing price of the Company’s common stock on the grant date. During the nine months ended September 30, 2017, the Company granted options to employees and to a new member of its Board of Directors to purchase a total of 1,412,084 shares of the Company’s common stock at exercise prices ranging from $0.17 to $5.05 per share, which, in each instance was the closing price of the Company’s common stock on the grant date.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2016	4,902,828	$6.07
Granted	1,412,084	$4.77
Exercised	-	$-
Cancelled	(842,615)	$4.74
Outstanding as of September 30, 2017	5,472,297	$5.93	5.77

Exercisable as of September 30, 2017	3,407,233	$6.03	4.07

Vested and expected to vest as of September 30, 2017	5,313,287	$5.94	5.87

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plan		Employee Stock Purchase Plan

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Risk-free interest rate	1.47%	2.26%	0.47%	0.79%
Dividend yield	0%	0%	0%	0%
Expected option term (in years)	7	7	0.5	0.5
Volatility	82%	86%	118%	141%

11. Warrants

In March 2016, the Company sold and certain investors purchased for a total purchase price of $19.9 million a total of 3,652,430 shares of common stock and warrants to purchase a total of 2,739,323 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on March 14, 2021 or such earlier date as specified in the warrants. Additionally, on June 29, 2016, the Company sold and such investors purchased for a total purchase price of $29.8 million a total of 5,478,672 shares of common stock and warrants to purchase a total of 4,109,005 shares of common stock at a per share exercise price of $5.35. These warrants will terminate on June 29, 2021 or such earlier date as specified in the warrants. In June 2016, warrants to purchase 56,062 shares of common stock were exercised for proceeds of $0.3 million to the Company.

In August 2016, the Company sold and certain investors purchased for a total purchase price of $50.0 million a total of 9,090,909 shares of common stock and warrants to purchase a total of 6,818,181 shares of common stock at a per share exercise price of $5.50 (the “August 2016 Warrants”). These warrants will terminate on August 2, 2021 or such earlier date as specified in the warrants.

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement in September 2014, the Company issued to the Lenders and their affiliates the Venture Loan Warrants. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. In addition, on March 6, 2017, the Company issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the early pay-off of the indebtedness under the Loan Agreement. These warrants were recorded at a fair value of $87,100 and included in additional paid-in capital as of September 30, 2017.

As of September 30, 2017, outstanding warrants to purchase a total of 13,793,227 shares of the Company’s common stock are set forth in the table below. All outstanding warrants were issued with an original life of five years.

Type of Warrant and Classification	Number of Shares	Exercise Price	Expiration Date(s)
Common stock - Equity	82,780	$9.06	9/29/21
Common stock - Equity	2,683,261	$5.35	3/14/21
Common stock - Equity	4,109,005	$5.35	6/29/21
Common stock - Liability	6,818,181	$5.50	8/02/21
Common stock - Equity	100,000	$1.30	3/06/22

The August 2016 Warrants, which remained outstanding as of September 30 2017, include provisions that could require cash settlement of the August 2016 Warrants. The August 2016 Warrants are therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s statement of operations in each subsequent period:

August 2016 Warrants
Exercise price	$5.50
Expiration date	August 2, 2021
Total shares issuable on exercise	6,818,181

The fair value of the August 2016 Warrants is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury five-year maturity yield curve in effect on the date of valuation. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term of the August 2016 Warrants. Expected stock price volatility is based on a weighted average of several peer public companies and the Company’s historical volatility. The expected life of the August 2016 Warrants is assumed to be equivalent to their remaining contractual term. The decrease in the fair value of the warrants during the nine months ended September 30, 2017 was primarily due to the decline in the Company’s stock price and an increase in the expected stock price volatility.

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of December 31, 2016 and September 30, 2017:

	December 31, 2016	September 30, 2017

Exercise price of warrants	$5.50	$5.50
Closing underlying stock price on date of valuation	$4.90	$0.18
Expected stock price volatility	84%	111%
Expected life (in years)	4.58	3.83
Risk-free interest rate	1.93%	1.77%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$3.07	$0.04
Total liability for warrants on the balance sheet	$20,926,061	$244,430
Decrease in fair value	$1,007,352	$20,681,631

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of the Company’s Series E preferred stock. Upon the closing of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,188,251 shares of the Company’s common stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 499,788 shares of the Company’s common stock at an exercise price of $5.82 per share. As of November 3, 2017, the Company had not entered into this manufacturing rights agreement or issued such warrants.

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

For the three months ended September 30, 2016 and 2017, the Company recorded revenue under the NIH and NIAID agreement of $119,256 and $17,792, respectively. For the nine months ended September 30, 2016 and 2017, the Company recorded revenue under the NIH and NIAID agreement of $671,828 and $145,949, respectively. The Company has recorded total revenue of $38.0 million through September 30, 2017 under the NIH and NIAID agreement. As of September 30, 2017, there was up to $1.8 million of potential revenue remaining to be earned under the NIH and NIAID agreement. As of December 31, 2016 and September 30, 2017, the Company recorded a receivable from the NIH and NIAID of $136,140 and $25,997, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

Under the terms of the license, Green Cross has agreed to pay the Company $0.5 million upon the initial submission of an application for regulatory approval of a licensed product in South Korea, $0.5 million upon the initial regulatory approval of a licensed product in South Korea and royalties ranging from the mid-single digits to low double digits below 20% on net sales until the fifteenth anniversary of the first commercial sale in South Korea. In addition, Green Cross has granted the Company an exclusive royalty free license to develop and commercialize all Green Cross improvements to the Company’s licensed intellectual property in the rest of the world, excluding South Korea, except that, as to such improvements for which Green Cross makes a significant financial investment and that generate significant commercial benefit in the rest of the world, the Company is required to negotiate in good faith a reasonable royalty that the Company will be obligated to pay to Green Cross for such license. Under the terms of the agreement, the Company is required to continue to develop and to use commercially reasonable efforts to obtain regulatory approval for rocapuldencel-T in the United States.

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

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of rocapuldencel-T and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to rocapuldencel-T and these products. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone was achieved in July 2015 and resulted in a $1.0 million payment. The second milestone was achieved in June 2016 and resulted in a $2.0 million payment. The third milestone was achieved in March 2017 and resulted in a $2.0 million payment. Together, these milestone payments reduced the outstanding principal under the loan as of September 30, 2017 to $4.0 million.

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

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million accrued interest. During the three months ended September 30, 2017, the Company recognized an additional $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of September 30, 2017, the amount of the note payable was $5.0 million, including $1.9 million accrued interest. As of December 31, 2016 and September 30, 2017, the total deferred liability associated with the Medinet note was $5.4 million and $6.9 million, respectively.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net loss	$(12,246,841)	$(6,065,947)	$(37,673,274)	$(38,684,637)
Weighted average common shares outstanding, basic and diluted	37,938,213	58,235,995	28,903,427	47,036,779

Net loss per share, basic and diluted	$(0.32)	$(0.10)	$(1.30)	$(0.82)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Stock options outstanding	4,760,365	5,483,854	4,013,193	5,739,245
Warrants outstanding	11,247,575	13,793,227	4,921,978	13,769,417

15. Legal Proceedings

On March 14, 2017, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming the Company and certain of the Company’s officers as defendants, and alleging violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants between February 7, 2014 and February 21, 2017 (the “Class Period”). The plaintiff sought to represent a class comprised of purchasers of the Company’s common stock during the Class Period and sought damages, costs and expenses and such other relief as determined by the Court.

On May 15, 2017, two groups of purported shareholders filed motions to be appointed as lead plaintiff in the case, and on June 5, 2017 the two groups filed a stipulation seeking to be appointed as co-lead plaintiffs. The Court appointed the two groups co-lead plaintiffs by order dated June 23, 2017. The Court set a deadline of September 18, 2017 for lead plaintiffs to file an amended complaint. On September 26, 2017, the Court entered an order dismissing the matter without prejudice as to the lead plaintiffs and members of the putative class based upon the parties’ joint stipulation and proposed order of voluntary dismissal.

Other than as described above, the Company is not a party to any legal proceedings and is not aware of any claims or actions pending or threatened against the Company. In the future, the Company might from time to time become involved in litigation relating to claims arising from its ordinary course of business.

16. Subsequent Events

Pursuant to the License Agreement, Lummy HK paid the Company a $1.5 million upon the achievement of a manufacturing milestone in October 2017. The milestone payment was made in consideration of the successful transfer of technology related to the manufacturing of rocapuldencel-T, to which Lummy HK has a license for commercialization in China.

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

Our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under a special protocol assessment, or SPA, with the Food and Drug Administration, or FDA. We refer to this trial as the ADAPT trial. We dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the ADAPT trial in July 2015. In February 2017, the independent data monitoring committee, or the IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expect to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. Subject to agreement with the FDA on an amended protocol, we expect to conduct an interim data analysis during the first half of 2018. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. Subject to our obtaining sufficient financing, we also plan to support an investigator-initiated Phase 2 trial of rocapuldencel-T in bladder cancer and a Phase 2 trial of rocapuldencel-T in combination with a checkpoint inhibitor in mRCC.

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

As of September 30, 2017, we had cash and cash equivalents of $9.4 million and working capital of $12.3 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. During the nine months ended September 30, 2017, we recognized $1.2 million in severance costs and $3.2 million in stock-based compensation expense from the acceleration of stock options and restricted stock for the employees associated with the workforce reduction. As of September 30, 2017, we had paid approximately $1.0 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.2 million during the fourth quarter of 2017 related to the plan. We expect that the workforce reduction will decrease our annual operating costs by $7.6 million once the plan is fully implemented.

In June 2017, we issued a secured convertible note to Pharmstandard International S.A., or Pharmstandard, a collaborator and our largest stockholder, in the aggregate principal amount of $6.0 million. In addition, as of September 30, 2017, we raised proceeds of $7.8 million through the issuance of common stock in an at-the-market offering that began in June 2017 under our sales agreement with Cowen & Company, LLC, or Cowen. An additional $1.7 million of proceeds was raised subsequent to September 30, 2017.

In September 2017, we entered into a satisfaction and release agreement, or the Satisfaction and Release Agreement, with Invetech Pty Ltd, or Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under our development agreement with Invetech, or the Invetech Development Agreement, prior to the date of the Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

We have also initiated discussions with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into a convertible note or equity of the Company.

In August 2017, we also entered into an agreement with Medpace, Inc., or Medpace, regarding $1.5 million in deferred fees that we owe Medpace for contract research and development services. The agreement provided for the extension of $0.65 million of those fees until April 2018. The remaining $0.85 million was paid during the third quarter of 2017.

However, even taking these measures into account, we do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond February 2018. Therefore, we will need to raise additional capital by the end of February 2018 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through September 30, 2017, we have raised a total of $508.7 million in cash, including:

•	$345.2 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$105.6 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $74.8 million for the year ended December 31, 2015, $53.0 million for the year ended December 31, 2016 and $38.7 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $370.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

If we are able to raise the capital necessary to continue the development of our product candidates, including rocapuldencel-T and AGS-004, we anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support the ongoing investigator-initiated clinical trial of AGS-004;

•	support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of our products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

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

Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. This amount includes a September 2014 modification of the contract under which the NIH and NIAID agreed to fund up to an additional $0.5 million to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. The NIH’s commitment under the contract extends to July 31, 2018. Since September 2010, we have received reimbursement of our allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on our actual costs pursuant to the agreement with the NIH and NIAID and may result in additional payments to us from the NIH and NIAID to reflect our actual costs since September 2010.

We have recorded revenue of $38.0 million through September 30, 2017 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of September 30, 2017, there was up to $1.8 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 499,788 shares of our common stock at an exercise price of $5.82 per share. As of November 3, 2017, we had not entered into this manufacturing rights agreement or issued the warrants.

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

We borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0 % per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone was achieved in July 2015 and resulted in a $1.0 million payment. The second milestone was achieved in June 2016 and resulted in a $2.0 million payment. The third milestone was achieved in March 2017 and resulted in a $2.0 million payment. Together, these milestone payments reduced the outstanding principal under the loan as of December 31, 2016 to $4.0 million. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we cannot agree on the royalty rate, we have agreed to submit the matter to arbitration.

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

Lummy. On April 7, 2015, we and Lummy (Hong Kong) Co. Ltd., or Lummy HK, entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau. This agreement was subsequently amended in December 2016.

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

Pursuant to the license agreement, Lummy HK paid us a $1.5 million upon the achievement of a manufacturing milestone in October 2017. The milestone payment was made in consideration of the successful initiation of transfer of technology related to the manufacturing of rocapuldencel-T, to which Lummy HK has a license for commercialization in China and other Asian territories.

Invetech. On October 29, 2014, we entered into the Invetech Development Agreement. Under the Invetech Development Agreement, Invetech has agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Invetech agreed to defer 30% of its fees, up to $5.0 million subject to payments by us in installments over 2017 and 2018.

On September 22, 2017, we entered into a satisfaction and release agreement, or the Satisfaction and Release Agreement, with Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million (ii) 1,142,857 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

Although we no longer have ongoing activities under the Invetech Development Agreement, the term of the Invetech Development Agreement will continue until the completion of the development of the Production Systems. The Invetech Development Agreement can be terminated early by either party because of a technical failure or by us without cause. We own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein-under which we have a license).

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, that was subsequently amended in December 2015 and 2016, or the Saint-Gobain Development Agreement. Under the Saint-Gobain Development Agreement, Saint-Gobain agreed to develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products, which we refer to as the Disposables. We expect total development fees and expenses incurred under the Saint-Gobain Agreement to be approximately $7.1 million, of which $3.1 million has been paid to date and $4.0 million has been accrued as of September 30, 2017. We have also agreed separately to purchase $3.5 million in Disposables under the agreement during 2017 of which $0.8 million has been accrued as of September 30, 2017. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of Disposables for the manufacture of our products treating solid tumors for no less than fifteen years. By its terms the agreement was set to expire on March 1, 2017, but the parties have agreed to extend the term while discussions referenced below are ongoing. The agreement can be terminated by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone. We are currently in discussions with Saint-Gobain regarding modification of the terms of the commercial supply agreement and payment of the development fees, including potentially through conversion of a portion of the outstanding fees into equity or a convertible note providing for the further deferral of the fees.

Cellscript. In December 2015, we entered into a development and supply agreement with Cellscript, LLC. Under the agreement, Cellscript has agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of our Arcelis -based products, and to manufacture and produce CD40L RNA.

In consideration for these development and production services, we have agreed to pay Cellscript total fees of $4.6 million. Upon the execution of the agreement, we made an initial payment to Cellscript of $2.0 million through the issuance to Cellscript of 906,194 shares of our common stock. The balance of these fees is payable to Cellscript, at our option, in cash, common stock or a combination of cash and common stock upon the achievement of development milestones. Any shares of common stock issued pursuant to the agreement are subject to a lock-up period of 180 days from the date of issuance of such shares to Cellscript.

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

Due to the IDMC recommendation to discontinue the ADAPT study, we are currently reassessing our manufacturing plans. We are therefore currently working with the landlord to actively find another tenant for the property. We estimate that it will take until March 31, 2018 to exit the arrangement and terminate the operating lease.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We never occupied the leased space. We did not dispute the occurrence of the event of default or the termination of the lease and did not seek to cure the default. In the termination notice, the landlord stated that we were liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between our scheduled rent for the remainder of the term of the lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the lease. We had instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, we entered into a Lease Termination Agreement, or the Termination Agreement, with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the Lease Termination Agreement, we have no further obligations under the lease. During the nine months ended September 30, 2017, we recorded a lease termination fee of $1.6 million that is included in restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the nine months ended September 30, 2017.

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

Our Development Programs

The following table summarizes our development programs for rocapuldencel-T and AGS-004.

Product Candidate	Primary Indication	Status
Rocapuldencel-T	mRCC	•	Ongoing ADAPT trial; enrollment completed in July 2015; IDMC recommended study discontinuation; plan to continue until at least the pre-specified number of 290 events occurs; plan to submit to the FDA a protocol amendment to increase the pre-specified number of events beyond 290 events; subject to agreement with FDA on protocol amendment, expects to conduct interim data analysis during first half of 2018

		•	Planned Phase 2 clinical trial, in combination with a checkpoint inhibitor, expected to open for enrollment in late 2018 or early 2019 provided that financing is obtained

	Advanced solid tumors	•	Planned investigator-initiated Phase 2 clinical trial in muscle invasive bladder cancer, expected to open for enrollment in the second half of 2018 provided that financing is obtained

AGS-004	HIV	•	Ongoing second stage of investigator-initiated clinical trial in combination with vorinostat for HIV eradication

		•	Decision to open planned investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients expected in first half of 2018

We hold all commercial rights to rocapuldencel-T and AGS-004 in all geographies other than rights to rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States, which we exclusively licensed to Pharmstandard rights to rocapuldencel-T for the treatment of mRCC in South Korea, which we exclusively licensed to Green Cross, and rights to rocapuldencel-T in China, Hong Kong, Taiwan and Macau, which we exclusively licensed to Lummy HK. We have granted to MEDcell Co., Ltd., a wholly-owned subsidiary of Medinet Co. Ltd., hereinafter referred to together as “Medinet,” an exclusive license to manufacture rocapuldencel-T for the treatment of mRCC in Japan.

Rocapuldencel-T

We are developing rocapuldencel-T for the treatment of mRCC and other cancers. We are conducting the ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. We dosed the first patient in the ADAPT trial in May 2013. In July 2015 we completed enrollment in the ADAPT trial, enrolling 462 patients with the goal of generating 290 events for the primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the ADAPT trial protocol, these patients were randomized between the rocapuldencel-T plus sunitinib / targeted therapy combination arm and sunitinib / targeted therapy alone control arm on a two-to-one basis. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expects to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. Subject to agreement with the FDA on an amended protocol, we expect to conduct an interim data analysis during the first half of 2018. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. Additionally, we have developed a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but initiation of this trial is subject to our obtaining financing for the trial.

Beyond renal cell carcinoma, we plan to support an additional investigator-initiated Phase 2 clinical trial of rocapuldencel-T in muscle invasive bladder cancer subject to our obtaining financing for such support. The trial would have two phases: a pre-treatment phase and a treatment phase. In the pre-treatment phase, tumor tissue will be obtained via a transurethral resection of the bladder tumor, which will then be used to extract RNA for the manufacture of rocapuldencel-T. In the treatment phase, rocapuldencel-T will be given before tumor resection and combined with standard-of-care cytotoxic chemotherapy. Booster doses of rocapuldencel-T will continue after tumor resection. In this trial, we expect to have the unique opportunity to observe any meaningful impact of rocapuldencel-T on the immune response in the peripheral blood and immune responses infiltrating the primary tumor.

We had previously been conducting an investigator-initiated clinical trial of rocapuldencel-T as neoadjuvant therapy in patients with metastatic renal cell carcinoma. Because of poor enrollment, we have decided to terminate this study.

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

We are supporting an investigator-initiated clinical trial of AGS-004 in up to 12 adult HIV patients to evaluate the use of AGS-004 in combination with one of these latency reversing therapies for the eradication of HIV at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial has been completed and was designed to study immune response kinetics to AGS-004 in patients on continuous ART. These data were used to better define the optimal dosing strategy in combination with a latency reversing therapy in the ongoing Stage 2. We expect that some patients in Stage 1 will rollover into Stage 2, which is studying AGS-004 in combination with one of the latency reversing drugs. The patient clinical costs for the first stage of this trial were funded by Collaboratory of AIDS Researchers for Eradication, or CARE. The NIH Division of AIDS has approved $6.6 million in funding for Stage 2.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 with the Three and Nine Months Ended September 30, 2017

The following table summarizes the results of our operations for each of the three and nine month periods ended September 30, 2016 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2016	2017	Change	Change	2016	2017	Change	Change
	(in thousands)
Revenue	$147	$53	$(93)	(63.5)%	$782	$228	$(553)	(70.8)%
Operating expenses
Research and development	9,340	4,550	(4,790)	(51.3)%	28,006	17,585	(10,421)	(37.2)%
General and administrative	3,011	2,879	(132)	(4.4)%	9,375	9,522	147	1.6%
Impairment of property and equipment	—	—	—	*	—	27,204	27,204	*
Restructuring costs	—	679	679	*	—	6,032	6,032	*

Total operating expenses	12,351	8,108	(4,242)	(34.3)%	37,381	60,343	22,962	61.4%

Loss from operations	(12,204)	(8,055)	4,149	34.0%	(36,599)	(60,115)	(23,515)	(64.3)%

Interest income	21	11	(10)	(46.4)%	24	50	26	106.9%
Interest expense	(448)	(67)	381	85.0%	(1,482)	(1,090)	393	26.5%
Gain on early extinguishment of debt	—	1,507	1,507	*	—	1,756	1,756	*
Change in fair value of warrant liability	385	502	116	*	385	20,682	20,296	*
Other expense	(1)	36	37	*	(1)	31	26	*

Net loss	$(12,247)	$(6,066)	$6,181	50.5%	$(37,673)	$(38,685)	$(1,011)	(2.7)%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $53,000 for the three months ended September 30, 2017, compared with $147,000 for the three months ended September 30, 2016, a decrease of $93,000, or 63.5%. The decrease for the three months ended September 30, 2017 compared with the three months ended September 30, 2016 resulted from lower reimbursement under our NIH and NIAID contract primarily reflecting the achievement of certain specified development milestones during 2016.

Revenue was $228,000 for the nine months ended September 30, 2017, compared with $782,000 for the nine months ended September 30, 2016, a decrease of $553,000, or 70.8%. The decrease for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 resulted from lower reimbursement under our NIH and NIAID contract primarily reflecting the achievement of certain specified development milestones during 2016.

Research and Development Expenses

Since our inception in 1997, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel in research and development functions;

•	fees paid to consultants and clinical research organizations, or CROs, including in connection with our clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	commercial manufacturing development consisting of costs incurred under our development agreement with Invetech under which Invetech agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products;

•	allocation of facility lease and maintenance costs;

•	costs incurred under our development agreement with Saint-Gobain to develop a range of disposables for use in the automated production system;

•	depreciation of leasehold improvements, laboratory equipment and computers;

•	costs related to production of product candidates for clinical trials;

•	costs related to compliance with regulatory requirements;

•	consulting fees paid to third parties related to non-clinical research and development;

•	costs related to stock options or other share-based compensation granted to personnel in research and development functions; and

•	acquisition fees, license fees and milestone payments related to acquired and in-licensed technologies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$2,567	$1,175	$8,224	$5,729
AGS-004	77	25	186	102
Other	3	—	3	—

Total direct research and development program expense	2,647	1,200	8,413	5,831
Commercial manufacturing development expense	1,407	—	1,926	(373)
Indirect research and development expense	5,286	3,350	17,667	12,127

Total research and development expense	$9,340	$4,550	$28,006	$17,585

Three months ended September 30, 2016 and 2017.

Research and development expenses were $4.6 million for the three months ended September 30, 2017, compared with $9.3 million for the three months ended September 30, 2016, a decrease of $4.7 million, or 51.3%. The decrease in research and development expense reflects a $1.4 million decrease in direct research and development expense, a $1.4 million decrease in commercial manufacturing development expense and a $1.9 million decrease in indirect research and development expense.

The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased to $1.2 million for the three months ended September 30, 2017 from $2.6 million for the three months ended September 30, 2016. This decrease primarily reflects a reduction of costs related to the ongoing ADAPT trial of rocapuldencel-T.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the three months ended September 30, 2017 compared with the three months ended September 30, 2016.

The decrease in commercial manufacturing development expense reflects our determination not to proceed with the development of commercial manufacturing capabilities following the recommendation of the IDMC to discontinue the ADAPT trial.

The decrease in indirect research and development expense was primarily due to our decision following the IDMC recommendation to significantly reduce the size of our workforce engaged in research and development activities. As of September 30, 2017, we had 29 employees engaged in such activities, compared with 96 employees engaged in such activities as of September 30, 2016.

Nine Months ended September 30, 2016 and 2017.

Research and development expenses were $17.6 million for the nine months ended September 30, 2017, compared with $28.0 million for the nine months ended September 30, 2016, a decrease of $10.4 million, or 37.2%. The decrease in research and development expense reflects a $2.6 million decrease in direct research and development expense, a $2.3 million decrease in commercial manufacturing development expense, and a $5.5 million decrease in indirect research and development expense.

The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased to $5.7 million for the nine months ended September 30, 2017 from $8.2 million for the nine months ended September 30, 2016. This decrease primarily reflects a reduction of costs related to the ongoing ADAPT trial of rocapuldencel-T.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.

The decrease in commercial manufacturing development expense reflects our determination not to proceed with the development of commercial manufacturing capabilities following the recommendation of the IDMC to discontinue the ADAPT trial. During the nine months ended September 30, 2017, we recorded a credit of $0.4 million related to amounts owed to Saint-Gobain under our agreement with Saint-Gobain which we recorded as a reduction of research and development expense.

The decrease in indirect research and development expense was primarily due to our decision following the IDMC recommendation to significantly reduce the size of our workforce engaged in research and development activities. As of September 30, 2017, we had 29 employees engaged in such activities, compared with 96 employees engaged in such activities as of September 30, 2016.

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

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended September 30, 2017, compared with $3.0 million for the three months ended September 30, 2016, a decrease of $0.1 million or 4.4%. This decrease was primarily due to reductions of $0.2 million in personnel costs and $0.2 million in consulting costs, partially offset by increases of $0.2 million in legal fees and $0.1 million in occupancy costs.

General and administrative expenses were $9.5 million for the nine months ended September 30, 2017, compared with $9.4 million for the nine months ended September 30, 2016, an increase of $0.1 million or 1.6%. This increase was primarily due to increases of $0.2 million in personnel costs, $0.1 million in legal fees and $0.1 million in occupancy costs, partially offset by a reduction of $0.3 million in consulting costs.

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

Impairment Loss on Property and Equipment

We recognized an impairment loss on property and equipment of $0 and $27.2 million for the three and nine months ended September 30, 2017, respectively, compared with $0 for both the three and nine months ended September 30, 2016. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Impairment of Centerpoint Facility and Construction-in-Progress

We  determined during the three months ended March 31, 2017 that we no longer planned to develop our Centerpoint facility. We are currently working with the landlord to actively identify another tenant for the property. We estimated it will take until March 31, 2018 to exit the arrangement and terminate the operating lease. In our statement of operations for the nine months ended September 30, 2017, we recorded an impairment loss of $18.3 million related to Construction-in-progress on the property.

Additionally, we determined during the three months ended March 31, 2017 that we would no longer need to develop various equipment included in Construction-in-progress under our current manufacturing plans. As such, we have entered into agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than our carrying value. Accordingly, we determined that the fair value of this equipment held for sale was $0.7 million as of September 30, 2017 and recorded an impairment loss of $1.1 million during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017 we recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress that had to be abandoned or had no net realizable value at our CTI facility.

Impairment of Capital Leases

In August 2016, we entered into two agreements, or the Power Generation Agreements, with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of September 30, 2017, $2.2 million of these assets were classified as Assets held for sale on our Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, we recorded an impairment loss of $0.1 million during the nine months ended September 30, 2017.

Restructuring Costs

We recognized restructuring costs of $0.6 million and $6.0 million during the three and nine months ended September 30, 2017, respectively, compared with $0 during both the three and nine months ended September 30, 2016. As discussed elsewhere in this Quarterly Report on Form 10-Q, our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of mRCC and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC under an SPA with the FDA. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This development triggered a restructuring of our operations and impairments of property and equipment and leases, as discussed above.

Workforce Action Plan

On March 10, 2017, we enacted a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees in March 2017. Through additional targeted reductions and attrition, the workforce was further reduced to 40 employees as of October 31, 2017. The principal objective of the reduction was to enable us to conserve our financial resources while we conducted a review of the preliminary ADAPT trial data set and discuss the data with the FDA. We recognized $1.2 million in severance costs and $3.2 million in stock-based compensation expense from the acceleration of stock options and restricted stock for the employees associated with the workforce reduction. As of September 30, 2017, we had paid approximately $1.0 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.2 million during the fourth quarter of 2017 related to the plan.

CTI Lease Agreement

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at the Center for Technology Innovation, or CTI, on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. We had intended to utilize this facility to prepare for a biologics license application, or BLA, to the U.S. Food & Drug Administration and to support initial commercialization of rocapuldencel-T. We had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. As a result of the IDMC recommendation in February 2017 to discontinue the ADAPT trial, we initiated discussions with the landlord of the CTI facility regarding the termination of this lease. We believe that our current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any potential clinical trials that may be initiated in the near-term.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We never occupied the leased space. In the termination notice, the landlord asserted that we were in default under the lease due to nonpayment of invoices for up-fit costs. We did not dispute the occurrence of the event of default or the termination of the lease and did not seek to cure the default. In the termination notice, the landlord stated that we were liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between our scheduled rent for the remainder of the term of the lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the lease. We had instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, we entered into the Termination Agreement with the landlord whereby the lease was deemed terminated as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and drew down another $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the Lease Termination Agreement, we have no further obligations under the lease. During the three and nine months ended September 30, 2017, we recorded a lease termination fee of $0 and $1.6 million, respectively, which is included in restructuring costs on the statement of operations. We also recorded an impairment loss on Construction-in-progress on the property of $0 and $0.9 million during the three and nine months ended September 30, 2017, respectively.

Interest Expense

Interest expense was $67,000 for the three months ended September 30, 2017, compared with $448,000 for the three months ended September 30, 2016, a decrease of $381,000 or 85.0%. The decrease primarily resulted from our repayment on March 6, 2017, of our outstanding obligations under the Loan Agreement.

Interest expense was $1.1 million for the nine months ended September 30, 2017, compared with $1.5 million for the nine months ended September 30, 2016, a decrease of $0.4 million or 26.5%. The decrease resulted from our repayment of the Loan Agreement on March 6, 2017, which was partially offset by the interest expense we incurred following our decision to no longer capitalize the interest related to construction of our Centerpoint facility as we decided not to proceed with our plans to develop this facility.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $1.5 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, compared with $0 for both the three and nine months ended September 30, 2016. On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid on March 6, 2017 a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.30 per share in consideration of the Lenders accepting the $23.1 million. We recognized a gain on this early extinguishment of debt of $0.2 million during the nine months ended September 30, 2017 that is included in Other income (expense) on the statement of operations.

As of June 30, 2017, we had recorded a manufacturing research and development obligation payable to our vendor Invetech on our consolidated balance sheet at $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest. On September 22, 2017, we entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the statement of operations during the three months and nine ended September 30, 2017.

Change in Fair Value of Warrant Liability

The gain from the change in fair value of the warrant liability was $0.5 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, compared with $0.4 million for both the three and nine months ended September 30, 2016. The 2017 amounts represent the change in the fair value of our liability for the warrants issued in August 2016, or the August 2016 Warrants, which contain provisions that could require cash settlement and are therefore recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The significant gain from the warrant liability during the nine months ended September 30, 2017 was due to a significant decline in the price of our common stock and a shorter expected life of the August 2016 Warrants. As of September 30, 2017, the fair value of the August 2016 Warrants was $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, we had cash and cash equivalents of $9.4 million and working capital of $12.3 million.

Since our inception in May 1997 through September 30, 2017, we have funded our operations principally with $345.2 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $105.6 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

Troubled Debt Restructuring with Invetech. As of June 30, 2017, we had recorded a manufacturing research and development obligation payable to Invetech on our consolidated balance sheet of $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest. On September 22, 2017, we entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the statement of operations during the three months and nine ended September 30, 2017.

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

We made payments with respect to the first tranche of $12.5 million on an interest-only basis monthly through October 31, 2016, and, prior to the payoff letter, had been making monthly payments of principal and accrued interest through the scheduled maturity date for the first tranche loan on September 30, 2018. In addition, a final payment for the first tranche loan equal to $0.6 million would have been due on September 30, 2018, or such earlier date specified in the Loan Agreement. Prior to the payoff letter, we had agreed to repay the second tranche of $12.5 million in 18 monthly payments of interest only until February 7, 2017, followed by 24 monthly payments of principal and accrued interest through the scheduled maturity date for the second tranche loan on February 7, 2019. In addition, a final payment of $0.6 million would have been due on February 7, 2019, or such earlier date specified in the Loan Agreement. In addition, prior to the payoff letter, we had agreed that if we repaid all or a portion of the loan prior to the applicable maturity date, we would pay the Lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 24 months after the funding date thereof, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after, the funding date thereof, or 1% if the prepayment occurs more than 36 months after the funding date thereof.

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

In connection with the License Agreement, we entered into stock purchase agreements with Tianyi Lummy and China BioPharma of which Lummy HK’s parent company is an affiliate and limited partner, respectively. Pursuant to the purchase agreements, the purchasers purchased an aggregate of 1,000,000 shares of our common stock at a per share price of $10.11, or approximately $10.1 million in April 2015. The purchasers also agreed to purchase approximately $10.0 million in additional shares of our common stock, for a total aggregate investment of approximately $20.0 million, within 31 days of and subject to reaching full enrollment of our ADAPT trial of rocapuldencel-T for the treatment of mRCC receiving a recommendation of the review board for the continuation of our ADAPT trial following 50% of events and receiving positive feedback from the FDA on a qualified protocol to demonstrate comparability of our automated manufacturing process for rocapuldencel-T to the manufacturing process used by us in our ADAPT trial. However, in March 2016, in connection with the agreement by Tianyi Lummy and China BioPharma to purchase approximately $10.0 million of shares of our common stock and warrants in our PIPE financing described below, we agreed they would have no further obligation to purchase shares pursuant to the purchase agreements.

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

In connection with entering into the securities purchase agreement, we entered into a registration rights agreement with the investors pursuant to which we registered for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

At-the-market Offering. On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125.0 million of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants. We simultaneously entered into a Sales Agreement with Cowen and Company LLC, or Cowen, to provide for the offering, issuance and sale of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015. Sales of our common stock through Cowen may be made by any method permitted that is deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement have been sold pursuant to the 2015 Shelf. Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. During the year ended December 31, 2016, we sold 872,682 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs. During the nine months ended September 30, 2017, we sold 28,856,735 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $7.8 million, net of commissions and issuance costs. We sold an additional 9,057,544 shares resulting in $1.7 million of proceeds between October 1, 2017 and November 3, 2017.

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

Convertible Note Issued to Pharmstandard. On June 15, 2017, we entered into a convertible note purchase agreement with Pharmstandard, pursuant to which we agreed to issue and sell to Pharmstandard a convertible secured promissory note in the original principal amount of $6.0 million in a private placement. We issued the note to Pharmstandard on June 21, 2017, the closing date of the financing. Under the note, the maturity date for the payment of principal and interest is the fifth anniversary of the issue date. The note bears interest at a rate of 9.5% per annum, which interest compounds annually. The note is secured by a lien on and security interest in all of our intellectual property. We may prepay the note in whole or in part at any time without penalty or premium. Upon the occurrence of certain events of default, Pharmstandard will have the option to require us to repay the unpaid principal amount of the note and any unpaid accrued interest.

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

Pharmstandard is our largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 28.8% of our outstanding common stock as of October 31, 2017. In addition, two members of our board of directors are closely associated with Pharmstandard.

We have agreed to pay up to $100,000 of the legal expenses of Pharmstandard, including legal expenses incurred in connection with our resale registration obligations set forth in a registration rights agreement that we entered into with Pharmstandard. We have granted Pharmstandard, and Pharmstandard has granted us, indemnification rights with respect to each parties’ respective representations, warranties, covenants and agreements under the note purchase agreement.

Convertible Note Issued to Invetech. On September 22, 2017, we entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million (the “Invetech Note”) on account of and in full satisfaction and release of all our payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

The maturity date for the payment of principal and interest under the Invetech Note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound annually. We are required to make quarterly installment payments under the note for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $0.4 million, consisting of (i) cash in the amount of $0.2 million and (ii) if certain specified conditions are met as of the corresponding payment date, up to $0.2 million of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 through March 31, 2019, the Company is required to make quarterly installment payments under the Note, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments under the note, each in an amount of $150,000, payable in cash. Subject to Invetech’s conversion rights, we may prepay the note in full or in part at any time without penalty or premium.

The Invetech Note also provides that on the anniversary of the issue date of the note for each of the first three years following the issue date, the outstanding principal amount of the note, if any, plus accrued and unpaid interest thereon shall automatically be deemed to be reduced by $250,000, if and only if the Company has paid all debt service payments due under the note on or prior to the relevant anniversary date and no event of default, fundamental transaction or change of control, each as defined in the note, has occurred on or prior to such anniversary date.

Upon maturity of the Invetech Note or at any time within 75 days of such maturity, or upon the occurrence of certain events of default, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of our common stock. Upon a change of control pursuant to which Invetech has a redemption right, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest, less any remaining installment payments required to be made in cash, into shares of our common stock. In each case, the number of shares of common stock issuable upon such complete or partial conversion of the note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $0.50 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction). We will be required to pay any amount not so converted in cash.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2016	2017
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(31,465)	$(31,513)
Investing activities	(9,034)	(2,213)
Financing activities	103,612	(9,884)
Effect of exchange rate changes on cash	7	9

Net increase (decrease) in cash and cash equivalents	$63,120	$(43,601)

Operating Activities.

Net cash used in operating activities of $31.5 million during the nine months ended September 30, 2017 was primarily a result of our $38.5 million net loss and an increase in net operating assets of $5.9 million, partially offset by non-cash items of $12.9 million.

The non-cash items primarily reflect an impairment loss on property and equipment of $27.2 million, compensation expense related to stock options of $7.0 million, depreciation and amortization expense of $0.7 million and interest accrued on long term debt of $0.5 million, partially offset by a decrease in the fair value of the warrant liability of $20.7 million and a gain on the early extinguishment of debt of $1.7 million.

The increase in net operating assets reflects a decrease in accrued expenses of $2.8 million, a decrease in accounts payable of $2.4 million, a decrease in the manufacturing research and development obligation of $0.4 million, an increase in prepaid expenses and other receivables of $0.4 million and a decrease in deferred liabilities of $0.1 million, partially offset by an increase in the current portion of the restructuring obligation of $0.2 million.

Net cash used in operating activities of $31.5 million during the nine months ended September 30, 2016 was primarily a result of our $37.7 million net loss, partially offset by non-cash items of $4.4 million and a decrease in net operating assets of $1.8 million.

The non-cash items primarily reflect compensation expense related to stock options of $3.8 million, depreciation and amortization expense of $0.7 million, common stock issued as payment for services of $0.2 million and amortization of debt discount of $0.1 million, partially offset by the decrease or gain on the fair value of the warrant liability of $0.4 million.

The decrease in net operating assets primarily reflects an increase in accrued expenses of $2.3 million and an increase in the manufacturing and development obligation of $0.3 million, partially offset by a decrease in accounts payable of $$0.3 million, an increase in prepaid expenses and other receivables of $0.4 million and a decrease in deferred liabilities of $0.1 million.

Investing Activities.

Net cash used in investing activities was $2.2 million during the nine months ended September 30, 2017, consisting of $3.7 million of purchases of property and equipment, partially offset by proceeds of $1.5 million from the sale of property and equipment.

Net cash used in investing activities was $9.0 million during the nine months ended September 30, 2016, consisting of $10.0 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments.

Financing Activities.

Net cash used in financing activities was $10.4 million during the nine months ended September 30, 2017, consisting primarily of $23.6 million for repayment of the Loan Agreement, partially offset by $6.0 million of proceeds from the issuance of the Pharmstandard Convertible Note and $7.8 million of proceeds from the issuance of common stock through our at-the-market offering.

Net cash provided by financing activities was $103.6 million during the nine months ended September 30, 2016, consisting primarily of proceeds of $105.2 million from the issuance and sale of common stock and warrants under our private placement financing and the issuance and sale of common stock pursuant to the Sales Agreement. Additionally, net cash provided by financing obligations included $0.3 million from the exercise of warrants and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $2.2 million of stock issuance costs and a $0.1 million payment on our facility lease obligation.

Other Significant Changes in the Consolidated Balance Sheet as of September 30, 2017 Compared with December 31, 2016

Property and equipment, net, decreased by $37.1 million from $41.0 million to $3.9 million from December 31, 2016 to September 30, 2017 primarily due to impairment charges of $27.2 million and the reclassification of $9.0 million of property to current Assets held for sale, which increased by the same amount.

Notes payable decreased by $25.5 million from $30.5 million to $5.0 million from December 31, 2016 to September 30, 2017 primarily due to the early pay-off of our Loan Agreement in March 2017.

Convertible notes payable increased to $12.1 million from $0 from December 31, 2016 to September 30, 2017 primarily as a result of the issuance of a $6.1 million convertible note plus accrued interest to Pharmstandard in June 2017 and a $6.0 million convertible note plus accrued interest to Invetech in August 2017 pursuant to a troubled debt restructuring transaction.

Manufacturing research and development obligation decreased to $0 from $8.2 million from December 31, 2016 to September 30, 2017 as a result of the Invetech troubled debt restructuring transaction.

The fair value of our warrant liability decreased by $20.7 million from December 31, 2016 to September 30, 2017 from $20.9 million to $0.2 million as a result of the decline in the market price of our common stock relative to the exercise price of the warrants.

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

As of September 30, 2017, we had cash and cash equivalents of $9.4 million and working capital of $12.3 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we entered into a payoff letter with the Lenders and paid the Lenders a total of $23.1 million, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. During the nine months ended September 30, 2017, we recognized $1.2 million in severance costs and $3.2 million in stock-based compensation expense from the acceleration of stock options and restricted stock for the employees associated with the workforce reduction. As of September 30, 2017, we had paid approximately $1.0 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.2 million during the fourth quarter of 2017 related to the plan. We expect that the workforce reduction will decrease our annual operating costs by $7.6 million once the plan is fully implemented.

In June 2017, we issued a secured convertible note to Pharmstandard International S.A., or Pharmstandard, a collaborator and our largest stockholder, in the aggregate principal amount of $6.0 million. In addition, as of September 30, 2017, we raised proceeds of $7.8 million through the issuance of common stock in an at-the-market offering that began in June 2017 under our sales agreement with Cowen. An additional $1.7 million of proceeds was raised subsequent to September 30, 2017.

In September 2017, we entered into a satisfaction and release agreement, or the Satisfaction and Release Agreement, with Invetech Pty Ltd, or Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under our development agreement with Invetech, or the Invetech Development Agreement, prior to the date of the Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

We have also initiated discussions with Saint-Gobain regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into a convertible note or equity of the Company.

However, even taking these measures into account, we do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond February 2018. Therefore, we will need to raise additional capital by the end of February 2018 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We are not currently in compliance with several requirements for continued listing on The NASDAQ Global Market. In October 2017, we received two letters from The NASDAQ Global Market with respect to these deficiencies providing that, unless we requested a hearing before a Nasdaq Hearing Panel, our common stock would be delisted. Accordingly, we have requested a hearing at which we will request continued listing pending our return to compliance with such requirements. If our common stock is delisted from trading, our ability to raise capital to continue to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration will be impaired.

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

Our future capital requirements will depend on many factors, including:

•	our decision to continue development of rocapuldencel-T and our pivotal Phase 3 ADAPT clinical trial;

•	the progress and results of our planned investigator initiated clinical trials of rocapuldencel-T that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T in mRCC or other indications and AGS-004 in HIV;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $4.0 million in principal remaining outstanding under the loan under our license agreement with Medinet;

•	the potential need to repay approximately $4.0 million under our development agreement with Saint-Gobain;

•	our ability to renegotiate our purchase obligation of $3.5 million with Saint-Gobain;

•	payments due under our agreement with Medpace for the conduct of the ADAPT clinical trial;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the early pay-off of the full balance of our Loan Agreement in the amount of $23.1 million and the satisfaction of our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

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

All of our other debt instruments and liabilities that incur interest charges do so at fixed-rates. We incur interest expense at fixed rates under the unsecured promissory note payable to Medinet (3% per annum), the convertible note payable to Pharmstandard (9.5% per annum), the convertible note payable to Invetech (6% per annum) and other notes payable (8.31% per annum).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2017, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 14, 2017, a securities class action lawsuit was commenced in the United States District Court, Middle District of North Carolina, Durham Division, naming the Company and certain of the Company’s officers as defendants, and alleging violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the defendants between February 7, 2014 and February 21, 2017 (the “Class Period”). The plaintiff sought to represent a class comprised of purchasers of the Company’s common stock during the Class Period and sought damages, costs and expenses and such other relief as determined by the Court. On May 15, 2017, two groups of purported shareholders filed motions to be appointed as lead plaintiff in the case, and on June 5, 2017 the two groups filed a stipulation seeking to be appointed as co-lead plaintiffs. The Court appointed the two groups co-lead plaintiffs by order dated June 23, 2017. The Court set a deadline of September 18, 2017 for lead plaintiffs to file an amended complaint. On September 26, 2017, the Court entered an order dismissing the matter without prejudice as to the lead plaintiffs and members of the putative class based upon the parties’ joint stipulation and proposed order of voluntary dismissal.

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

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of rocapuldencel-T for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. In February 2017, we announced that the Independent Data Monitoring Committee, or IDMC, for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expect to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. Subject to agreement with the FDA on an amended protocol, we expect to conduct an interim data analysis during the first half of 2018. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the special protocol assessment, or SPA, for the ADAPT trial would no longer be in effect.

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

In February 2017, we announced that the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expect to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290. We believe that extending the evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. Subject to agreement with the FDA on an amended protocol, we expect to conduct an interim data analysis during the first half of 2018. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect. In addition, and given the IDMC’s recommendation, one or more additional clinical trials or other testing is highly likely to be necessary. Such additional clinical trials and other testing and development efforts may be complicated and expensive and may significantly delay our program. Moreover, we may not have sufficient resources to complete such further development of rocapuldencel-T.

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

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in response to our submission of an investigational new drug application, or IND, for AGS-004, the FDA raised safety concerns regarding the analytical treatment interruption contemplated by our protocol for our Phase 2 clinical trial of AGS-004, and required a one-year safety follow-up after the final dose for each patient. This resulted in the need for an amendment to the trial protocol and a four-month delay prior to initiating the Phase 2 clinical trial in the United States. In addition, the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the study be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expect to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. If we decide to further pursue the development of rocapuldencel-T, one or more additional clinical trials or other testing is highly likely to be necessary, which may be complicated and expensive.

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

In February 2012, we received a letter from the FDA advising us that the FDA had completed its review of our protocol for the ADAPT trial under the SPA process. In the letter, the FDA stated that it had determined that the protocol sufficiently addressed the trial’s objectives and that the trial was adequately designed to provide the necessary data to support a submission for marketing approval. However, in February 2017, we announced that the IDMC for our ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care recommended that the study be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we now plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expect to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect. The FDA has agreed to review our planned protocol amendment, and we expect to continue our discussions with the FDA regarding our development program for rocapuldencel-T. Subject to agreement with the FDA on an amended protocol, we expect to conduct an interim data analysis during the first half of 2018. If we agree with the FDA on an amended protocol that increases the pre-specified number of events for the primary analysis, the SPA for the ADAPT trial would no longer be in effect.

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

In addition, regulatory approval of novel product candidates such as our Arcelis-based product candidates manufactured using novel manufacturing processes such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to our and regulatory agencies’ lack of experience with them. The FDA has only approved two individualized immunotherapy products to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.

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

Since inception, we have incurred significant operating losses. Our net loss was $74.8 million for the year ended December 31, 2015, $53.0 million for the year ended December 31, 2016 and $38.7 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $370.7 million. To date, we have financed our operations primarily through public offerings of common stock, private placements of common  stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates.

We have devoted a significant portion of our financial resources to the development of rocapuldencel-T and expect this to continue as we continue the ADAPT trial. The continued development of rocapuldencel-T will necessarily impact the amount of expenses we incur and the size of our operating losses for the foreseeable future.

In March 2017, our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees in March 2017. Through additional targeted reductions and attrition, the workforce was further reduced to 40 employees as of October 31, 2017. The principal objective of the workforce reduction is to enable us to conserve our financial resources while we conduct our ongoing review of the preliminary ADAPT trial data set, discuss the data with the FDA, and continue the ADAPT study. We recognized $1.2 million in severance costs during the nine months ended September 30, 2017, of which $0.2 million was unpaid as of September 30, 2017. We expect that the workforce reduction will decrease our annual operating costs by $7.6 million once the plan is fully implemented.

As we proceed with the development of our product candidates, including rocapuldencel-T, provided we are able to raise the capital necessary to fund such development, we anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support the ongoing investigator-initiated clinical trial of AGS-004;

•	support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	lease, build out and equip a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We are in the process of making a determination as to the next steps for the rocapuldencel-T clinical program. In February 2017, the independent data monitoring committee, or the IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we plan to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, but expect to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trail beyond 290 events.

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

We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC, and if we decide to initiate other clinical trials of rocapuldencel-T for mRCC, support ongoing investigator-initiated clinical trial of AGS-004, support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004, initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV and seek regulatory approval for our product candidates. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding if we wish to continue our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs or our commercialization efforts and to take other actions to reduce our operating expenses.

As of September 30, 2017, we had cash and cash equivalents of $9.4 million and working capital of $12.3 million. We do not currently have sufficient cash resources to pay our obligations as they become due. In March 2017, we entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC and paid a total of $23.1 million, representing the principal balance and accrued interest outstanding under our venture loan and security agreement in repayment of our outstanding obligations under the agreement. In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. During the nine months ended September 30, 2017, we recognized $1.2 million in severance costs and $3.2 million in stock-based compensation expense from the acceleration of stock options and restricted stock for the employees associated with the workforce reduction. As of September 30, 2017, we had paid approximately $1.0 million in severance costs associated with the workforce reduction contemplated by the plan and anticipate paying an additional $0.2 million during the fourth quarter of 2017 related to the plan. We expect that the workforce reduction will decrease our annual operating costs by $7.6 million once the plan is fully implemented.

In June 2017, we issued a secured convertible note to Pharmstandard International S.A., or Pharmstandard, a collaborator and our largest stockholder, in the aggregate principal amount of $6.0 million. In addition, as of September 30, 2017, we raised proceeds of $7.8 million through the issuance of common stock in an at-the-market offering that began in June 2017 under our sales agreement with Cowen & Company, LLC, or Cowen. An additional $1.7 million of proceeds was raised subsequent to September 30, 2017.

In September 2017, we entered into a satisfaction and release agreement, or the Satisfaction and Release Agreement, with Invetech Pty Ltd, or Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 1,142,857 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under our development agreement with Invetech, or the Invetech Development Agreement, prior to the date of the Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

We have also initiated discussions with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain regarding the fees that we owe them, including potentially the conversion by them of some or all of the outstanding fees into a convertible note or equity of the Company.

In August 2017, we also entered into an agreement with Medpace, Inc., or Medpace, regarding $1.5 million in deferred fees that we owe Medpace for contract research and development services. The agreement provided for the extension of $0.65 million of those fees until April 2018. The remaining $0.85 million was paid during the third quarter of 2017.

However, even taking these measures into account, we do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond February 2018. Therefore, we will need to raise additional capital by the end of February 2018 in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We are not currently in compliance with several requirements for continued listing on The NASDAQ Global Market. In October 2017, we received two letters from The NASDAQ Global Market with respect to these deficiencies providing that, unless we requested a hearing before a Nasdaq Hearing Panel, our common stock would be delisted. Accordingly, we have requested a hearing at which we will request continued listing pending our return to compliance with such requirements. If our common stock is delisted from trading, our ability to raise capital to continue to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration will be impaired.

Our future capital requirements will depend on many factors, including:

•	our decision to continue development of rocapuldencel-T and our pivotal Phase 3 ADAPT clinical trial;

•	the progress and results of our planned investigator initiated clinical trials of rocapuldencel-T that we support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T in mRCC or other indications and AGS-004 in HIV;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;

•	the costs and timing of our leasing, build-out and equipping of a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $4.0 million in principal remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., LTD, which we refer to together as Medinet;

•	the potential need to repay approximately $4.0 million under our development agreement with Saint-Gobain;

•	our ability to renegotiate our purchase obligation of $3.5 million with Saint-Gobain;

•	payments due under our agreement with Medpace for the conduct of the ADAPT clinical trial;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Our report from our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in 2016 we issued and sold securities in a PIPE financing, under a sales agreement with Cowen in a public follow-on offering each of which resulted in dilution to our existing stockholders. Similarly, during 2017, we issued equity and both secured and unsecured convertible debt and raised equity capital under our sales agreement with Cowen, all of which have resulted in further dilution to our stockholders.

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

We have never commercialized a product candidate. Even if rocapuldencel-T or AGS-004 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Gaining market acceptance for our Arcelis-based products may be particularly difficult as, to date, the FDA has only approved two individualized immunotherapies and our Arcelis-based products are based on a novel technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The FDA has approved several targeted therapies as monotherapies for mRCC, including Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib) and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation; Torisel (temsirolimus), marketed by Pfizer and most recently, Opdivo (nivolumab), marketed by Bristol-Myers Squibb and Cabometyx (cabozantinib), marketed by Exelixis, for second-line mRCC. In addition, we estimate that there are numerous therapies for mRCC in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types and stages. A number of these are in late stage development including Opdivo (nivolumab) plus Yervoy (ipilimumab) in combination for first-line mRCC, which recently demonstrated favorable data compared to sunitinib in a Phase 3 trial. If a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed first-line therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to rocapuldencel-T.

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

We intend to commercialize rocapuldencel-T independently in North America and to collaborate with other third parties to manufacture, develop or commercialize rocapuldencel-T outside North America. We have entered into an exclusive license agreement with Pharmstandard for the development and commercialization of rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of rocapuldencel-T for the treatment of mRCC in South Korea and an exclusive license agreement with Lummy (Hong Kong) Co. Ltd., or Lummy HK, for the development, manufacture and commercialization of rocapuldencel-T in China, Hong Kong, Taiwan and Macau. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan rocapuldencel-T for the purpose of development and commercialization for the treatment of mRCC.

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

Our drug development programs and any potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may collaborate with pharmaceutical and biotechnology companies for the development and commercialization of those product candidates. For example, we have entered into license agreements with third parties to develop, manufacture and/or commercialize rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States, South Korea, Japan, China, Hong Kong, Taiwan and Macau, and we may seek to collaborate with other third parties to develop and commercialize rocapuldencel-T in other parts of the world. We also intend to collaborate with third parties to develop and commercialize AGS-004.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to or stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, certain of the U.S. patents we exclusively license from Duke University expired in 2016 and the European and Japanese patents exclusively licensed from Duke University expired in April 2017. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

In March 2010, former President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, with the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

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

In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees in March 2017. Through additional targeted reductions and attrition, the workforce was further reduced to 40 employees as of October 31, 2017. The reduction in force, and the attrition that may occur following this reduction, will result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. In addition, the reduction in force may result in employees who were not affected by the reduction in force seeking alternate employment which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the reduction in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Our Common Stock

Our executive officers, directors, affiliates of all officers and directors and other of our affiliates who own our outstanding common stock have the ability to significantly influence matters submitted to stockholders for approval.

Our executive officers, directors, affiliates of our executive officers and directors and other of our affiliates beneficially own, in the aggregate, shares representing approximately 39.6% of our outstanding common stock as of October 31, 2017. As a result, if these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 28.8% of our outstanding common stock as of October 31, 2017. Pharmstandard is also the holder of the $6.0 million principal amount of a secured convertible note that we issued in June 2017, although the ability of Pharmstandard to exercise its conversion option is limited to the extent such exercise would cause Pharmstandard’s ownership in our Company to exceed 39.9%. In addition, two members of our board of directors are closely associated with Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

On April 28, 2017, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The NASDAQ Stock Market notifying us that we are not in compliance with the minimum $50,000,000 market value of listed securities requirement for continued listing on The NASDAQ Global Market, or the MVLS Requirement. We were provided a period of 180 calendar days, or until October 25, 2017, to regain compliance with the market value of listed securities requirement. On October 26, 2017, we received a letter from the Staff indicating that we had not regained compliance with the MVLS Requirement, and that, unless we requested a hearing before a Nasdaq Hearing Panel, or the Panel, trading of our common stock will be suspended at the opening of business on November 6, 2017.

On May 2, 2017, we received another deficiency letter from the Staff notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, or the Bid Price Rule. We were provided an initial period of 180 calendar days, or until October 30, 2017, to regain compliance with the minimum bid price requirement. On November 1, 2017, we received a letter from the Staff indicating that (i) we had not regained compliance with the Bid Price Rule, (ii) we are not eligible for a second 180 day period to regain compliance, and (iii) failure to regain compliance with the Bid Price Rule serves as an additional basis for delisting our securities from Nasdaq.

In addition, on May 9, 2017, we received a deficiency letter from the Staff notifying us that we are not in compliance with the minimum $15,000,000 market value of publicly held shares requirement for continued listing on The NASDAQ Global Market, or the MVPHS Requirement. We have been provided a period of 180 calendar days, or until November 6, 2017, to regain compliance with the market value of publicly held shares requirement.

We requested a hearing before a Panel at which we will request continued listing pending our return to compliance with the MVLS Requirement, the Bid Price Rule and the MVPHS Requirement. Our hearing request will stay the suspension of trading and delisting of our common stock pending the conclusion of the hearing process and the expiration of any additional extension period granted by the Panel. Consequently, we expect our common stock will remain listed on The Nasdaq Global Market at least until the Panel renders a decision following the hearing, which the Company expects to occur in January 2018.

In connection with the hearing, we may ask the Panel to transfer our listing to The Nasdaq Capital Market pursuant to a listing “exception.” In such an event, the applicable continued listing requirements would be a market value of publicly held shares of $1,000,000, which we currently meet, a $1.00 per share bid price and a market value of listed securities of $35,000,000 or, alternatively, $2,500,000 in stockholders’ equity. In the event the Panel were to grant a request to transfer to The Nasdaq Capital Market, the maximum extension period that could be granted would run through April 24, 2018.

If our request to transfer our listing to The NASDAQ Capital Market is denied and our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of our common stock. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

If our stock price continues to be volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. For example, our stock has traded in a range from a low of $0.15 and high of $13.97 during the period of February 7, 2014 through October 31, 2017. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

On March 14, 2017, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Middle District of North Carolina against us, our chief executive officer, our chief financial officer, and our vice president of finance, entitled Jeffrey Maurer et al. v. Argos Therapeutics, Inc., et al., Civil Action No. 1:17-cv-00216.  The lawsuit purports to be brought on behalf of an alleged class of those who purchased or otherwise acquired our securities between February 7, 2014 and February 21, 2017, and purports to allege claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The lawsuit generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the progress of the ADAPT Phase 3 clinical trial of rocapuldencel-T, the planned biologics licensing application for rocapuldencel-T and the prospects for approval.  The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, unspecified injunctive relief, and costs. On May 15, 2017, two groups of purported shareholders filed motions to be appointed as lead plaintiff in the case, and on June 5, 2017 the two groups filed a stipulation seeking to be appointed as co-lead plaintiffs. The Court appointed the groups co-lead plaintiffs by order dated June 23, 2017. The Court set a deadline of September 18, 2017 for lead plaintiffs to file an amended complaint. On September 26, 2017, the Court entered an order dismissing the matter without prejudice as to the lead plaintiffs and members of the putative class based upon the parties’ joint stipulation and proposed order of voluntary dismissal.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	2014 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017 and incorporated herein by reference)

10.2	Satisfaction and Release Agreement, dated September 22, 2017, by and between the Company and Invetech Pty Ltd, including a form of Convertible Unsecured Promissory Note to be issued by the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017 and incorporated herein by reference)

10.3	Registration Rights Agreement, dated September 22, 2017, by and between the Company and Invetech Pty Ltd (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017 and incorporated herein by reference)

10.4*	Form of Restricted Stock Agreement under the 2014 Stock Incentive Plan

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: November 9, 2017

