Form 10-K
period 2017-12-31
ARGOS THERAPEUTICS INC
filed 2018-04-02
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35443

ARGOS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2110007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4233 Technology Drive Durham, North Carolina	27704
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 287-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7.5 million based upon the closing price for shares of the registrant’s common stock of $7.262 as reported by The Nasdaq Global Market on that date.

As of February 28, 2018, there were 7,909,765 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

Table of Contents

PART I

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Annual Report on Form 10-K are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-20 reverse stock split of Argos’s common stock that became effective on January 18, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the progress and timing of our development and commercialization activities;

•	the timing and conduct and design of our Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of metastatic renal cell carcinoma, or mRCC, including the completion of the trial and the availability of the data from the trial, and our discussions with the U.S. Food and Drug Administration regarding the ADAPT trial and the pathway to registration for rocapuldencel-T;

•

the timing and conduct of our planned investigator-initiated Phase 2 clinical trial of rocapuldencel-T, including the timing of the initiation, enrollment and completion of the trial and the availability of data from the trial;

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

Our most advanced product candidate is rocapuldencel-T (formerly referred to as AGS-003), which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib (or another targeted therapy) vs. sunitinib (or another targeted therapy) monotherapy for the treatment of newly diagnosed mRCC. We refer to this trial as the ADAPT trial. We dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the trial in July 2015.

Under the protocol for the trial, a series of interim analyses have been conducted by the independent data monitoring committee, or IDMC, for the trial to evaluate safety, efficacy and futility. The most recent interim analysis was conducted in February 2017 (data cut-off as of February 3, 2017) after 75% of the originally targeted pre-specified number of 290 events for the analysis of the original primary endpoint of overall survival had occurred. At this interim analysis, the IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the original primary endpoint. The IDMC therefore recommended that the trial be discontinued for futility. The IDMC also noted that rocapuldencel-T had been generally well-tolerated in the trial.

Notwithstanding the IDMC recommendation, we considered the data too immature to observe the delayed treatment effect often observed with immunotherapy and decided to continue to conduct the trial pending further review and analysis of the data and discussions with the U.S. Food and Drug Administration, or FDA. This determination was made after discussion of the results of the interim analysis with the ADAPT trial principal investigators. In determining to continue the trial, we considered, among other factors, the degree of maturity of the data set~~,~~ at the time of the interim analysis, the mechanism of action of rocapuldencel-T, which involves the induction of long-term memory immune responses, and the IDMC’s assessment of the safety profile of rocapuldencel-T. This determination was also supported by the extended durability of tumor responses observed in patients treated with rocapuldencel-T plus sunitinib in the trial. At the time of the IDMC’s February 2017 interim analysis, the median duration of follow-up was 20 months and more than half the patients in both treatment groups were still alive.

In May 2017, we met with the FDA to discuss the ADAPT trial and the future direction of the rocapuldencel-T program. Following that meeting, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the ADAPT protocol, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the special protocol assessment, or the SPA, for the ADAPT trial ceased to be in effect. Additionally, we are developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but we do not intend to initiate this trial unless and until we obtain financing to fund the trial.

In addition, we are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from our investigator-initiated clinical trial in adult HIV patients are favorable and government funding is obtained.

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

Despite our setback with respect to rocapuldencel-T, we continue to believe that our immunotherapies combine the advantages of other approaches to immunotherapy, including approaches to facilitate antigen recognition and approaches to overcome immune suppression such as checkpoint inhibition, while addressing limitations that these approaches present.

Our Development Programs

The following table summarizes our development programs for rocapuldencel-T and AGS-004.

Product Candidate	Primary Indication	Status
Rocapuldencel-T	mRCC	•	Ongoing ADAPT trial; enrollment completed in July 2015; IDMC recommended study discontinuation for futility in February 2017; ongoing discussions with FDA regarding protocol amendment and statistical analysis plan; interim analysis planned for second quarter of 2018

		•	Planned Phase 2 clinical trial in combination with a checkpoint inhibitor expected to open for enrollment as early as the first half of 2019 subject to supportive data from the ADAPT trial and discussions with the FDA and our obtaining financing to fund the trial.

AGS-004	HIV	•	Ongoing second stage of investigator-initiated clinical trial in combination with vorinostat for HIV eradication

		•	Planned investigator-initiated Phase 2 clinical trial for long-term viral control in pediatric patients provided that results from ongoing trial in adult HIV patients are favorable and government funding and necessary approvals are obtained

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

Rocapuldencel-T

We are developing rocapuldencel-T for the treatment of mRCC and other cancers. We are conducting the ADAPT trial of rocapuldencel-T plus sunitinib / targeted therapy for the treatment of newly diagnosed mRCC. We dosed the first patient in the ADAPT trial in May 2013. In July 2015 we completed enrollment in the ADAPT trial, enrolling 462 patients with the goal of generating 290 events for the original primary endpoint of overall survival. We enrolled these patients at 107 clinical sites in North America, Europe and Israel. Under the ADAPT trial protocol, these patients were randomized between the rocapuldencel-T plus sunitinib / targeted therapy combination arm and sunitinib / targeted therapy alone control arm on a two-to-one basis.

In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the ADAPT protocol, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the SPA, for the ADAPT trial ceased to be in effect. Additionally, we are developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but we do not intend to initiate this trial unless and until we obtain financing to fund the trial.

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

We are supporting an investigator-initiated clinical trial of AGS-004 in up to 12 adult HIV patients to evaluate the use of AGS-004 in combination with vorinostat, a latency reversing therapy, for the eradication of HIV at the University of North Carolina. This trial is being conducted in two stages. Stage 1 of this trial has been completed and was designed to study immune response kinetics to AGS-004 in patients on continuous ART. These data were used to better define the optimal dosing strategy in combination with the latency reversing therapy vorinostat in the ongoing Stage 2. Some patients in Stage 1 have rolled over into Stage 2. The patient clinical costs for the first stage of this trial were funded by Collaboratory of AIDS Researchers for Eradication, or CARE. The NIH Division of AIDS has approved $6.6 million in funding for the second stage of this trial.

We also plan to determine whether to explore the use of AGS-004 monotherapy to provide long-term control of HIV viral load in otherwise immunologically healthy patients and eliminate their need for ART. Accordingly, if initial data from Stage 2 of the ongoing adult eradication study are favorable and government funding and necessary approvals are obtained, we expect to support an investigator-initiated Phase 2 clinical trial of AGS-004 monotherapy in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing.

Strategy

Our goal is to become a leading biopharmaceutical company focused on discovering, developing and commercializing individualized immunotherapies for the treatment of a wide range of cancers and certain infectious diseases. Key elements of our strategy, all subject to the availability of financing, are as follows:

•	complete clinical development and seek marketing approval of rocapuldencel-T for the treatment of mRCC, subject to our ongoing analysis of the preliminary ADAPT trial data set and our discussions with the FDA;

•	expand clinical development of rocapuldencel-T including in mRCC in combination with a checkpoint inhibitor and in other advanced solid tumors;

•	commercialize rocapuldencel-T in North America independently and with third parties outside North America;

•	establish a facility or otherwise arrange for the commercial manufacture of our products based on our Arcelis platform;

•	continue clinical development of AGS-004 for the treatment of HIV, potentially through government funding or other third party funding, and collaborate with third parties for commercialization on a worldwide basis; and

•

enter into arrangements with third parties both to assist in the development and commercialization of our product candidates, particularly in international markets, and to in-license product candidates in order to expand our pipeline; and

•	pursue expansion of our broad intellectual property protection for our Arcelis precision immunotherapy technology platform, product candidates and proprietary manufacturing processes through U.S. and international patent filings and maintenance of trade secret confidentiality.

Immunotherapy to Treat Cancer and Infectious Diseases

Cancer cells occur frequently in the human body, yet are effectively controlled by T-cells in the immune system, which recognize proteins produced by the cancer cells, known as antigens, as abnormal and kill the associated cancer cells. Two specific types of T-cells are necessary for an effective anti-cancer immune response: CD8+ T-cells, which kill cancer cells, and CD4+ T-cells, which provide a “help” signal that activates and directs the CD8+ T-cell response.

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

Approaches to Facilitate Antigen Recognition

Cancer immunotherapies that use an antigen-based approach are designed to stimulate an immune response against one or more tumor-associated antigens. In most cases, the tumor-associated antigens that are being targeted are non-mutated, or normal, antigens, which are usually well tolerated by the immune system. In the context of cancer, these normal antigens are either produced at abnormally high levels or predominantly in tumor cells, or both. The goal of antigen-based immunotherapies is to activate the patient’s own immune system to seek out and kill the cancer cells that carry the targeted antigen. A limited number of antigen-based immunotherapies have been approved by the FDA such as Provenge (sipuleucel-T) for metastatic castrate-resistant prostate cancer, Kymriah (tisagenlecleucel) for B-cell precursor acute lymphoblastic leukemia, and Yescarta (axicabtagene ciloleucel) for certain types of large B-cell lymphomas. Because these immunotherapies are designed to target specific antigens, they are less likely to have toxicity than traditional cancer therapies. However, antigen-based immunotherapies based on shared or commonly overexpressed antigens may have limited efficacy because they are only able to target one or a limited number of antigens, which may or may not be present in the patient’s cancer cells, and do not capture mutated antigens specific to that patient’s tumor that can drive tumor growth.

Approaches to Overcome Immune Suppression

Immunotherapies that rely on approaches to overcome immune suppression are designed to block signaling pathways that prevent T-cell activation and function. The class of monoclonal antibody-based immunotherapies known as checkpoint inhibitors are being developed on the basis of this approach. For example, Bristol-Myers Squibb’s first FDA-approved immunotherapy Yervoy (ipilimumab), a treatment for patients with unresectable or metastatic melanoma, is designed to act by blocking the function of a protein expressed in activated T-cells called CTLA4, which acts as a T-cell “off” switch. By blocking the function of CTLA4, the patient’s T-cells can become activated, resulting in an immune response against tumors. Another pathway that immunotherapies are being developed to address is the PD-1/PD-L1 pathway. In this pathway, activated T-cells expressing the protein PD-1 are disabled when binding occurs between PD-1 and its ligand, PD-L1, which is expressed on tumor cells. Approved anti-PD-1/PDL-1 pathway checkpoint inhibitors and those being developed are designed to interrupt this pathway by binding to the PD-1 protein or the PD-L1 ligand to prevent them from binding with each other. Two anti-PD-1/PDL-1 pathway checkpoint inhibitors, Bristol-Myers Squibb’s nivolumab (Opdivo) and Merck’s pembrolizumab (Keytruda), are FDA approved for patients with several types of cancers, including, in the case of nivolumab, second line therapy of patients with mRCC. Positive results of a Phase 3 trial combining nivolumab and ipilumumab in front-line treatment of metastatic renal carcinoma have also been recently reported. However, not all patients respond to anti-PD-1/PDL-1 checkpoint inhibitors, and, in most cases, patients whose tumors predominantly express PD-L1 are most likely to respond. Immunotherapies that use checkpoint inhibition have demonstrated the ability to effectively overcome immunosuppression and enable T-cells to function against tumor cells and potentially virus-infected cells. However, these therapies are administered systemically to enable T-cells to function and are not designed to target tumor-specific differences, such as the unique mutations of an individual’s tumor. This lack of specificity can negatively impact healthy tissue and cause significant side effects.

Designing Immunotherapies Using Our Arcelis Platform

We believe that our proprietary Arcelis precision immunotherapy technology platform enables us to produce individualized immunotherapies that can combine the advantages of these approaches to immunotherapy while addressing the limitations and disadvantages of these approaches. We have designed our Arcelis platform to create product candidates which have attributes that we believe are critical to a successful immunotherapy:

•	Target disease-specific antigens, including mutated antigens. The immunotherapy should target antigens, including unique mutated antigens, associated with the patient’s disease. We believe that immunotherapies that target only non-mutated, or commonly shared, tumor-associated antigens will, in many cases, be limited in terms of efficacy as non-mutated antigens are generally poor at stimulating immune responses. Our Arcelis precision immunotherapy technology platform uses messenger RNA, or mRNA, from the patient’s own cancer or virus to yield an individualized immunotherapy that contains the patient’s disease-specific antigens, including mutated antigens, and is designed to elicit a potent immune response specific to the patient’s own disease.

•	Overcome disease-induced immune suppression. The immunotherapy must be able to generate an effective immune response in patients whose immune systems are compromised by their disease. Both tumors and HIV are known to impair the functionality of CD4+ T helper cells, which aid their escape from CD8+ T-cell attack. Our Arcelis-based immunotherapies do not require fully functioning CD4+ helper T-cells to mount an immune response with effective anti-tumor or anti-viral activity as we add the protein known as CD40 ligand, or CD40L, to provide the signaling that the CD4+ helper T-cells would otherwise provide.

•	Induce memory T-cells. The immunotherapy should be able to induce specific T-cells, such as CD8+CD28+ memory T-cells, which are known to correlate with improved clinical outcomes for cancer and HIV patients. These memory T-cells are long lived and necessary for a durable immune response. Our Arcelis process produces dendritic cells that secrete IL-12, which is necessary to induce and expand patient-specific CD8+CD28+ memory T-cells. These memory T-cells are able to seek out and kill cancer or virus-infected cells that express the antigens identical to those displayed on the surface of the dendritic cells.

•	Have minimal toxicity. The immunotherapy should have minimal toxicity, which would potentially enable it to be combined with other therapies for cancer and infectious diseases. The mechanism of action of Arcelis-based products induces patient- and disease-specific memory T-cells. The antigen source and the dendritic cells that are both used for the therapy are both derived from the individual patient. This target customization and specificity is less likely to impact healthy tissue and cause toxicity. Our Arcelis-based product candidates have been well tolerated in clinical trials in more than 375 patients with no serious adverse events attributed to our immunotherapies.

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
Arcelis™
ACTIVATING NEO-IMMUNITY
INTRADERMAL
INJECTION
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

Rocapuldencel-T for the Treatment of Metastatic Renal Cell Carcinoma and Other Cancers

We are developing rocapuldencel-T for use in combination with sunitinib (or another targeted therapy) for the treatment of mRCC. Sunitinib is an oral small molecule drug sold under the trade name Sutent and is the current standard of care for initial treatment, or first-line treatment, of mRCC following diagnosis. In April 2012, the FDA notified us that we have obtained fast track designation for rocapuldencel-T for the treatment of mRCC.

We are conducting the ADAPT Phase 3 trial of rocapuldencel-T plus sunitinib (or another targeted therapy) compared to sunitinib (or another targeted therapy) monotherapy for the treatment of newly diagnosed mRCC. In July 2015 we completed enrollment in the ADAPT trial, enrolling 462 patients with the goal of generating 290 events for the original primary endpoint of overall survival. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial.

In May 2017, we met with the FDA to discuss the ADAPT trial and the future direction of the rocapuldencel-T program. Following that meeting, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the ADAPT protocol, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the SPA, for the ADAPT trial ceased to be in effect. Additionally, we are developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but we do not intend to initiate this trial unless and until we obtain financing to fund the trial.

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

Development Status

We are conducting our pivotal Phase 3 ADAPT trial of rocapuldencel-T. We have previously conducted three clinical trials of rocapuldencel-T and its predecessor product, including a Phase 2 trial and two Phase 1 trials. To date, we have administered rocapuldencel-T to over 300 patients in these trials. We submitted to the FDA an investigational new drug application, or IND, for rocapuldencel-T in March 2003. Additionally, we are developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but we do not intend to initiate this trial unless and until we obtain financing to fund the trial.

Phase 3 ADAPT Trial of rocapuldencel-T

Overview

The ADAPT trial is a randomized, multicenter, open label trial comparing combination therapy with rocapuldencel-T and sunitinib (or another targeted therapy) to monotherapy with sunitinib (or another targeted therapy) for the treatment of newly diagnosed metastatic renal cell carcinoma (mRCC). A total of 462 previously untreated patients were enrolled in the ADAPT trial and randomized 2:1 between combination treatment with rocapuldencel-T and sunitinib (combination arm) vs. sunitinib monotherapy (control arm) after undergoing cytoreductive nephrectomy. For both arms, the protocol permits switching to other standard-of-care treatments for mRCC for reasons such as intolerance to therapy or disease progression. The original primary efficacy endpoint for the study is a statistically significant improvement in overall survival in the combination treatment utilizing the intent to treat population at the pre-specified number of 290 events (deaths). Secondary efficacy endpoints include progression-free survival, objective response rate and disease control rate, and an exploratory efficacy endpoint of immune response. We dosed the first patient in May 2013 and completed enrollment in July 2015 at 107 sites across North America, Europe and Israel.

In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the ADAPT protocol, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the SPA, for the ADAPT trial ceased to be in effect. Additionally, we are developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but we do not intend to initiate this trial unless and until we obtain financing to fund the trial.

ADAPT Trial Design

Our design for the ADAPT trial required enrollment of adult patients who have been newly diagnosed with mRCC with primary tumor intact and metastatic disease following nephrectomy, who have predominantly clear cell RCC based upon the tumor collected at nephrectomy, and who have not received any prior therapies for RCC. Participating patients were required to be suitable candidates for sunitinib therapy and have either poor risk or intermediate risk disease at presentation, with the less than one year to treatment risk factor and not more than four Heng risk factors in total. As part of the ADAPT trial design, the two arms of the trial were balanced based upon known prognostic risk factors. Patients were stratified by number of Heng risk factors (1, 2, 3 or 4) as well as whether they had measurable versus non-measurable metastatic disease following nephrectomy. The patient population in the ADAPT trial is generally comparable to the patient population treated in our Phase 2 combination therapy clinical trial. Approximately 77% of the patients enrolled in the ADAPT trial are intermediate risk patients (1-2 risk factors) and 23% are poor risk (3-4 risk factors). The average age of patients in the study is 60, with approximately 74% of the patients being male and approximately 95% of the patients being caucasian.

Under the ADAPT trial protocol, patients in the combination arm are dosed with rocapuldencel-T once every three weeks for five doses, followed by a booster dose every three months beginning six weeks after the fifth dose. In accordance with its label, sunitinib dosing is administered in six-week cycles, consisting of four weeks on drug and two weeks on drug holiday. Rocapuldencel-T dosing is initiated at the end of the initial six-week sunitinib cycle. The first dose of rocapuldencel-T is administered prior to the start of sunitinib dosing in the second sunitinib cycle. This dosing regimen is identical to the dosing regimen used in our Phase 2 combination therapy clinical trial of rocapuldencel-T and sunitinib, except that the start of the sixth dose is scheduled for six weeks following the fifth dose to better provide patients the opportunity to receive a total of eight doses across 48 weeks. Patients in the control arm receive sunitinib on the same dosing schedule as patients receive sunitinib in the combination arm.

Under the ADAPT trial protocol, rocapuldencel-T is administered for at least 48 weeks so that patients receive at least eight doses of rocapuldencel-T. Dosing will cease prior to 48 weeks if two events of disease progression or unacceptable toxicity occur or upon the joint decision of the patient and the investigator. If after 48 weeks of dosing of rocapuldencel-T a patient has stable disease or is responding to treatment, dosing will continue once every three months until disease progression. If an investigator determines to discontinue sunitinib, either due to disease progression or toxicity, the investigator can, at any time during the ADAPT trial after the first six-week cycle of sunitinib, initiate second-line therapy with one of the other approved therapies, including pazopanib, axitinib, nivolumab, everolimus or temsirolimus. In the event of discontinuation of sunitinib for patients in the combination arm, such patients would continue with rocapuldencel-T dosing in combination with the second-line therapy. In our Phase 2 combination therapy clinical trial, dosing ceased upon the first event of disease progression and second-line therapy was not permitted.

A graphic of the trial design is shown below:

Phase 3 ADAPT Trial Design

[1] Other therapies may be substituted for Sunitinib for intolerance or progression

February 2017 Interim Analysis

As noted above, following the February 2017 interim analysis the IDMC recommended that the ADAPT trial be discontinued for futility. While data on the original primary endpoint of the trial, overall survival in the intent-to-treat population, did not pass the futility test, we conducted several additional analyses, including an analysis of the overall survival in the first one-third of patients enrolled in the study and certain immune monitoring data that we believe suggest that rocapuldencel-T may potentially have a beneficial effect in a significant number of patients and may be working through its intended mechanism of action. A review of the data from the February 2017 interim analysis is provided below.

Original Primary Endpoint - Overall Survival in the Intent-to-Treat Population

At the time of the interim analysis after 75% of the targeted number of 290 events had occurred and using a data cut-off of February 3, 2017, the median overall survival for the combination treatment arm was estimated to be 27.7 months (95% Confidence Interval (CI): 23.0, 35.9) compared to 32.4 months (95% CI: 22.5, -) for the control arm in the intent-to-treat population. The hazard ratio was 1.10 (95% CI: 0.83, 1.46), which was greater than the pre-defined futility boundary for the February 2017 interim analysis of 0.98. A Kaplan-Meier plot of this data is provided below:

Kaplan-Meier Analysis of Overall Survival in Intent-to-Treat Population

Of note, baseline demographics and subsequent therapies were generally comparable across the two treatment arms.

Overall Survival in the Modified Intent-to-Treat Population

There were 39 patients in the combination treatment arm and 14 patients in the control arm who did not receive treatment. These patients did not receive treatment for a variety of reasons including death before initiation of treatment, withdrawal of consent, and, in the combination arm, failure to manufacture rocapuldencel-T. We analyzed the original primary endpoint of overall survival in both treatment arms excluding these patients, which we refer to as the modified intent-to-treat population (mITT). At the time of the interim analysis and using the February 3, 2018 data cut-off date, the estimated median overall survival for the combination treatment arm was 30.4 months (95% CI: 25.8, -) compared to 32.5 months (95% CI: 23.0, -) for the control arm in the mITT population. The hazard ratio was .97 (95% CI: 0.72, 1.33) in the mITT population.

Post Hoc Analysis of Survival Data for the First One-Third of Enrolled Patients

Subsequent to the IDMC meeting, to explore the hypothesis that longer follow-up time may provide useful information to identify a potential beneficial effect of rocapuldencel-T, we conducted a post-hoc subgroup analysis of overall survival in the first one-third of patients enrolled in the study (n=154). In these patients, for whom generally the longest follow-up data was available, the estimated median overall survival for the combination arm was 30.1 months (95% CI: 23.3, -) compared to 22.2 months (95% CI: 17.2, -) for the control arm. The hazard ratio in this post-hoc subgroup analysis was 0.88 (95% CI: 0.56, 1.36). A Kaplan-Meier plot of this data is provided below:

Kaplan-Meier Analysis of Overall Survival in the First Tertile of Randomized Subjects

+ Censored
CA
SOC
CA
SOC
CA
SOC
CA
SOC
Combination Arm ("CA")(n=102)
mOS= 30.1 mo
Standard-of-Care Treatment Arm ("SOC") (n=52)
mOS= 22.2 mo
Survival Probability
1.0
0.8
0.6
0.4
0.2
0.0
0
10
20
30
40
50
Overall Survival Duration

Objective Response Rate Data

As of the February 3, 2017 data cut-off date for the February 2017 interim analysis, 42.7% of the 307 patients in the combination treatment arm demonstrated an objective response by RECIST criteria, a secondary endpoint in the trial, as compared with 39.4% of the 155 patients in the control arm.

Duration of Response Data

Patients in the combination treatment arm who demonstrated an objective response had a median duration of response of 8.4 months compared to 6.3 months for patients in the control arm. Additionally, 16% of those patients with an objective response in the combination treatment arm had durable responses lasting at least 30 months compared to 7% of those who had an objective response in the control arm. Also, as of the date of the interim analysis, all of the patients in the combination arm who had achieved a duration of response of at least 30 months had maintained those responses through 36 months. Also of note, at the time of the data cut-off for the February 2017 interim analysis, no patients in the control arm had yet achieved a durable response lasting 36 months or longer.

Duration of response data is summarized in the graph below. For each time point, the graph shows the percentage of patients with a durable response lasting at least as long as the indicated time. For example, for the 131 patients in the combination arm who had an objective response, 60 of those 131 patients (46%) had a duration of response lasting 12 months or longer, 43 of those 131 patients (33%) had a duration of response lasting 18 months or longer, 27 of those 131 patients (21%) had a duration of response lasting 24 months or longer, and 21 of those 131 patients (16%) had a duration of response lasting 36 months or longer. Note that patients who had a response of at least a certain number of months are also included in the data points for having achieved a duration of response for all previous time points indicated.

Duration of Response Data

Progression-Free Survival Data

At the time of the interim analysis, the median progression-free survival for the combination treatment arm was 6.0 months (95% CI: 5.8, 6.7) compared to 7.8 months (95% CI: 5.9, 9.3) for the control arm in the ITT population. The hazard ratio was 1.15 (95% CI: 0.92, 1.44).

Immune Response Data

Subsequent to the IDMC meeting, we conducted a pre-defined analysis of immune responses, an exploratory efficacy endpoint, using multi-parametric flow cytometry. To analyze immune response, blood samples were collected from patients in the combination treatment arm enrolled at sites in the United States who provided consent for immune monitoring. Of the 146 subjects tested for immune responses, the number of subjects that met the criterion for inclusion in the pre-defined subgroup of immune responders were analyzed. Comparing the measured immune responses after 3, 5 and 7 doses to the immune measurement at visit 2 (immediately before initiation of dosing), 72% met the criterion after 3 doses (n=136), 72% met the criterion after 5 doses (n=134), and 82% met the criterion after seven doses (n=98), suggesting that Rocapuldencel-T is having its intended effect of stimulating an immune response in the majority of patients. Immune responders are defined as patients who have an increase of more than two standard deviations from the patient-specific baseline in the number of memory T cells (CD8+/CD28+/CD45RA-) at one or more time points.

Median overall survival at the time of the February interim analysis had not yet been reached in the subgroup of immune responders (95% CI: 30.1, [-]). Additionally, consistent with the mechanism of action of rocapuldencel-T, for those subjects who received at least seven doses of rocapuldencel-T, there was a statistically significant correlation between survival and the change in the number of antigen-specific memory T-cells from baseline (Spearman's Rho = 0.40; p<0.0001) in patients for whom immune response data has been analyzed (including both immune responders and non-responders, n=72).

The relationship between the immune response, as measured by the increase in the number of antigen-specific memory T-cells from baseline per milliliter of blood, and survival, is shown in the graph below. For those 25 patients with the greatest increase in the number of antigen-specific memory T-cells from baseline, no patient deaths had been recorded as of the time of the February 2017 interim analysis.

Immune Response Data - Survival

Importantly, the number of antigen-specific memory T-cells was found to increase only after administration of rocapuldencel-T, and in those subjects who received at least seven doses of rocapuldencel-T (n= 100) out of the 146 subjects analyzed for immune response, the average number of antigen-specific memory T-cells after the seventh dose was approximately double the number observed before treatment. This increase was found to be statistically significant (p<0.0001).

Immune Response Data – Antigen-Specific Memory T-Cells

IL-12 Secretion Data

A pre-specified analysis was conducted to evaluate the relationship between the amount of IL-12 secreted by each patient's specific immunotherapy and that patient's survival. Samples from patients in the combination arm enrolled at North American sites who provided consent for immune monitoring (n=179) were divided into two groups: those with above the median amount of IL-12, and those with below the median amount of IL-12. Comparison of the Kaplan-Meier curves for these two groups revealed that those with higher than median levels of IL-12 generally demonstrated improved survival. Additionally, there was a statistically significant correlation between the level of IL-12 and survival (Spearman's Rho = 0.27; p<0.0002). There was also a statistically significant correlation between the level of IL-12 and the change from baseline in antigen-specific memory T-cells for patients who received at least seven doses of rocapuldencel-T (n=95; Spearman's Rho = 0.43; p<0.0001).

Regulatory T-Cell Data

A pre-specified analysis was conducted to evaluate the relationship between the percentage of regulatory T-cells at baseline and survival for patients in both arms of the trial enrolled. Samples from patients in the combination treatment arm enrolled at North American sites who provided consent for immune monitoring (n=176) were divided into two groups: those with above median percentage of regulatory T-cells at baseline, and those with below median percentage of regulatory T-cells at baseline. Comparison of the Kaplan-Meier curves for these two groups revealed that those with higher than median percentage of regulatory T-cells at baseline demonstrated improved survival. This finding was in contrast to the control arm (n=79), where a greater percentage of regulatory T-cells at baseline was associated with poorer survival. One hypothesis that could potentially explain this result is that rocapuldencel-T may be acting to convert regulatory T-cells to effector T-cells.

Other Development Activities.  We are developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for patients with mRCC, which we do not intend to initiate unless and until we obtain financing to fund such trial. We believe that rocapuldencel-T may be capable of treating a wide range of cancers and we are evaluating or plan to evaluate rocapuldencel-T in clinical trials in additional cancer indications. Development of rocapuldencel-T in these other indications will in part depend upon our ongoing review of the ADAPT study data and discussions with the FDA, and subject to us obtaining the financing necessary to support such trials.

Phase 2 Combination Therapy Clinical Trial

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

Based on our experience with the Phase 2 clinical trial, we concluded that the secondary endpoints in the trial, progression free survival and overall survival, along with immune response, were the appropriate endpoints to consider for measuring the efficacy of rocapuldencel-T in combination with sunitinib in patients with mRCC in our pivotalPhase 3 clinical trial.

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

1. 1Ko JJ et al. First-, second-, third-line therapy for mRCC: Benchmarks for trial design from the IMDC. Br J Cancer. April 2014:1-6.

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

Adult Eradication Trial.  We are supporting an investigator-initiated clinical trial of AGS-004 in 12 adult HIV patients who are being treated with ART to evaluate the use of AGS-004 to eradicate the virus. The trial is being conducted by co-investigator Dr. David Margolis, Professor of Medicine at the University of North Carolina. Dr. Margolis is the leader of CARE, and has been a pioneer in the research of HIV latent reservoir reversing treatments. The trial is being conducted in two stages. Stage 1 of this trial has been completed and was designed to study immune response kinetics to AGS-004 in patients on continuous ART. These data were used to better define the optimal dosing strategy in combination with the latency reversing therapy vorinostat in the ongoing Stage 2. The patient clinical costs for Stage 1 of this trial were funded by CARE. The NIH Division of AIDS has approved $6.6 million in funding to be provided directly to the University of North Carolina for the Stage 2 of this trial.

Planned Pediatric Functional Cure Trial. We believe that a patient population that could benefit from AGS-004 monotherapy consists of 14+ year old, HIV-infected individuals who have been treated with ART since birth or shortly thereafter. These individuals are characterized by having very small HIV latent reservoirs and otherwise healthy immune systems, while lacking antiviral CD8+ CD28+ memory T-cell responses. We believe that successfully inducing antiviral CD8+ CD28+ memory T-cell responses in these patients could allow for long-term viral load control and eliminate the need for life-long antiretroviral therapy. We plan to determine whether to support an investigator-initiated Phase 2 clinical trial of AGS-004 in pediatric patients infected with HIV who have otherwise healthy immune systems and have been treated with ART since birth or shortly thereafter and, as a result, are lacking the antiviral memory T-cells to combat the virus. The commencement of this trial is subject to supportive data obtained from the adult eradication trial and approval of the protocol by the principal investigator(s), institutional review boards, the IMPAACT Network leadership and the FDA and to the agreement by the NIH to fund the trial costs not related to AGS-004 manufacturing to evaluate the use of AGS-004 monotherapy to allow for long-term control of viral load and eliminate the need for ART. We are currently developing the clinical protocol for this trial to immunize pediatric HIV patients who were infected at birth and treated with antiretroviral therapy at or near birth. We are developing this clinical protocol in collaboration with Drs. Katherine Luzuriaga, University of Massachusetts, and Deborah Persaud, John Hopkins Medical Center, both specializing in pediatric virology.

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

NIH and NIAID Contract. Our development of AGS-004 has received significant funding from the U.S. federal government. In September 2006, we entered into a multi-year research contract with the NIH and the National Institute of Allergy and Infectious Diseases, or NIAID, to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We are using funds from this contract to develop AGS-004. Under this contract, as it has been amended, the NIH and the NIAID have committed to fund up to $39.8 million, including reimbursement of our direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. We have recorded total revenue of $38.3 million through December 31, 2017 under the NIH agreement. As of December 31, 2017, there was up to $1.5 million of potential revenue remaining to be earned under the agreement. This commitment extends until July 2018.

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

Manufacturing

We currently manufacture our Arcelis-based products, including rocapuldencel-T and AGS-004, for research and development purposes and for use in our clinical trials at our facilities in Durham, North Carolina, which we refer to as our Technology Drive and Patriot Center facilities. These facilities include manufacturing suites for the production of products using our Arcelis technology platform. We have designed these suites to comply with the FDA’s current good manufacturing practice, or cGMP, requirements.

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

In addition, to provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we had planned to buildout and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing arrangements to support the further buildout of the facility.

Due to the IDMC recommendation in February 2017 to discontinue the ADAPT trial, we reassessed our manufacturing plans. We determined to use our Technology Drive and Patriot Center facilities for the manufacture of rocapuldencel-T and AGS-004, respectively, to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate and initiated discussions with the landlords of the CTI facility and the Centerpoint facility regarding our leases. In March 2017, the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately, and in March 2017 we entered into a lease termination agreement with the landlord. In November 2017, we and TKC Properties, the landlord of the Centerpoint facility, entered into a lease termination agreement in connection with the sale by TKC of the facility to a third party.

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

We currently intend to retain North American marketing rights for rocapuldencel-T and any future oncology products that we may develop. To maximize the value of these rights, we would expect to build a commercial infrastructure for such products comprised of medical, marketing and sales teams as well as a customer service function to manage patient access and logistics partners associated with rocapuldencel-T production and distribution. Our commercial infrastructure would also include personnel who manage reimbursement activities with third party payors, such as managed care organizations, group purchasing organizations, oncology group networks and government accounts. We currently do not have any commercial capabilities or in-house personnel specializing in these functions. Outside North America, we plan to seek to enter into collaboration agreements with other pharmaceutical or biotechnology firms to commercialize rocapuldencel-T.

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

mRCC

Historically, mRCC was treated with chemotherapy, radiation and hormonal therapies, as well as cytokine-based therapies such as interferon-alpha and IL-2. More recently, the FDA has approved several targeted therapies as monotherapies for mRCC, including Nexavar (sorafenib), marketed by Bayer Healthcare Pharmaceuticals, Inc. and Onyx Pharmaceuticals, Inc.; Sutent (sunitinib) and Inlyta (axitinib), marketed by Pfizer, Inc.; Avastin (bevacizumab), marketed by Genentech, Inc., a member of the Roche Group; Votrient (pazopanib) and Afinitor (everolimus), marketed by Novartis Pharmaceuticals Corporation; Torisel (temsirolimus), marketed by Pfizer and most recently, Opdivo (nivolumab), marketed by Bristol-Myers Squibb and Cabometyx (cabozantinib), marketed by Exelixis, for second-line mRCC. In addition, we estimate that there are numerous therapies for mRCC in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types and stages. A number of these are in late stage development including Opdivo (nivolumab) plus Yervoy (ipilimumab) in combination for first-line mRCC, for which favorable data have been reported in a Phase 3 trial. In addition, if a standalone therapy for mRCC were developed that demonstrated improved efficacy over currently marketed first-line therapies with a favorable safety profile and without the need for combination therapy, such a therapy might pose a significant competitive threat to rocapuldencel-T.

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

Patents

We own or exclusively license 16 U.S. patents and three U.S. patent applications, as well as approximately 55 foreign counterparts, covering our Arcelis precision immunotherapy technology platform and Arcelis-based product candidates.

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

We believe that all of the above aspects of our Arcelis precision immunotherapy technology platform are required to successfully and efficiently produce our Arcelis-based product candidates and are covered by a combination of our patents, patent applications, trade secrets and know-how. The U.S. patents expire between 2021 and 2029, and the U.S. patent applications, if issued, would expire between 2025 and 2028, the counterpart patents in Europe and Japan expire between 2021 and 2027, and the counterpart patent applications in Europe, if issued, would expire between 2025 and 2027. Included in these patents and patent applications are:

•	seven U.S. patents and corresponding patent application in Europe and patent in Japan collectively directed towards an automated apparatus for the manipulation of nucleic acids in a closed container, components thereof and related methods of use. The U.S. and Japanese patents expire in 2027, and the patent application in Europe, if issued, would expire in 2027.

•	one U.S. patent and corresponding European and Japanese patents collectively directed towards cryoconserved dendritic cells and related methods of manufacture. The U.S., European and Japanese patents expire in 2021.

•	four U.S. patents and two U.S. patent applications, two corresponding European patents, two corresponding Japanese patents and a corresponding patent application in Europe collectively directed towards methods of maturing dendritic cells and the composition of matter of dendritic cells that have undergone this maturation process. The U.S. patents expire in 2026 and the U.S. applications, if issued, would expire in 2025, the European patents expire in 2025 and 2027, the Japanese patents expire in 2025 and 2027 and the patent application in Europe, if issued, would expire in 2025.

•	one U.S. patent and corresponding patents in Europe and Japan collectively directed towards methods of manufacture of dendritic cells from monocytes stored for more than six hours and up to four days without freezing and the composition of matter of dendritic cells that have been manufactured from these monocytes. The U.S. patent will expire in 2029, and patents in Europe and Japan will expire in 2026.

•	two U.S. patents, two patents in Europe and one patent in Japan are collectively directed towards the composition of matter of AGS-004 and related methods of manufacture. The U.S. patents expire in 2026. The European and Japanese patents will expire in 2025.

•	one U.S. patent and one U.S. patent application are directed towards the composition of matter and related methods of use of some of the primers that we use in the manufacture of AGS-004. The U.S. patent and U.S. patent application, if issued, will expire in 2028.

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

Development and Commercialization Agreements

An important part of our business strategy is to enter into arrangements with third parties both to assist in the development and commercialization of our product candidates, particularly in international markets, and to in-license product candidates in order to expand our pipeline.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased additional shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 24,989 shares of our common stock at an exercise price of $116.40 per share. As of February 1, 2018, we had not entered into this manufacturing rights agreement or issued the warrants.

Pharmstandard and Actigen. On February 1, 2018, we entered into an option agreement with Pharmstandard and Actigen Limited to evaluate, with an option to license, certain patent rights and know-how related to a group of fully human PD1 monoclonal antibodies and related technology held by Actigen. Actigen previously granted Pharmstandard an option to exclusively license these patent rights. Under the option agreement, Pharmstandard granted to us (i) an exclusive license for evaluation purposes only to make, have made, use and import the PD1 monoclonal antibodies covered by these patent rights (but not offer to sell or sell products and processes covered by or incorporating the patent rights) for a period of one year from the date of the agreement and (ii) an option exercisable during the one-year period to obtain an exclusive license (with the right to sublicense) under the patent rights to make, have made, use, offer for sale, sell and import (with a right to grant sublicenses) the PD1 monoclonal antibodies for all prophylactic, therapeutic and diagnostic uses and for all human diseases and conditions in the United States and Canada. The parties have agreed that, if we exercise the option during the option exercise period, the parties will negotiate in good faith a license agreement on the terms and conditions outlined in the option agreement, including payments by us to Pharmstandard of (i) an upfront license fee of $3.6 million, payable upon execution of the license agreement in our common stock, (ii) various development and regulatory milestone payments totaling $8.5 million, and (iii) upper single digit percentage royalties on net sales of any pharmaceutical product or therapeutic regimen incorporating the licensed PD1 monoclonal antibodies that will apply on a country-by-country basis until the later of the last to expire patent or ten years from the date of first commercial sale, against which the first $5.0 million of our development expenditures will be credited as prepaid royalties.

In consideration for the rights granted under the option agreement, we agreed to issue to Pharmstandard, on or before April 2, 2018, 169,014 shares of our common stock, the value of which will be creditable against the upfront license fee if we entered into a license agreement. Unless earlier terminated by any party for uncured material breach or by us without cause upon thirty days prior written notice, the option agreement will terminate upon the later of the end of the option exercise period if we decide not to exercise the option or sixty days after we exercise the option.

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

We borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0 % per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. We have achieved $5.0 in milestones. As a result, the outstanding principal of the loan has been reduced to $4.0 million as of February 1, 2018. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. We do not expect to pay the amounts owing under the loan by December 31, 2018. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we cannot agree on the royalty rate, we have agreed to submit the matter to arbitration.

Under the agreement, we had the right to revoke both the manufacturing license and the sale license to be granted to Medinet, or the sale license only. On February 14, 2018, we notified Medinet that we irrevocably agreed to have no further right to exercise our right under the license agreement to revoke the manufacturing and the sale license, or the sale license only.

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

Lummy. On April 7, 2015, we and Lummy HK entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau. This agreement was subsequently amended in December 2016, October 2017 and March 2018.

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

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and up to an aggregate of $22.3 million upon the achievement of manufacturing, regulatory and commercial milestones, $2.55 million of which has been earned as of March 31, 2018. On October 18, 2017, we entered into a second amendment to the license agreement and Lummy HK paid us $1.5 million upon the achievement of a manufacturing milestone in October 2017. The milestone payment was made in consideration of the successful initiation of transfer of technology related to the manufacturing of rocapuldencel-T. On March 23, 2018, we entered into a third amendment to the license agreement pursuant to which Lummy agreed to pay us a $1.05 million milestone. .

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

Invetech. In October 2014, we entered into a development agreement with Invetech Pty Ltd, or Invetech. The development agreement supersedes and replaces the development agreement entered into by the parties as of July 2005. Under the development agreement, Invetech agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products, or the Production Systems. Development services will be performed on a proposal by proposal basis. Invetech had agreed to defer 30% of its fees, with such deferral not to exceed $5.0 million.

The development agreement requires the parties to discuss in good faith Invetech’s supply of Production Systems for use in manufacturing commercial product. We have an obligation to purchase $25.0 million worth of Production Systems, components, subsystems and spare parts for commercial use. Once that obligation has been satisfied, we have the right to have a third party supply Production Systems for use in manufacturing commercial product, provided that Invetech has a right of first refusal with respect to any offer by a third party and we may not accept an offer from a third party unless that offer is at a price that is less than that offered by Invetech and otherwise under substantially the same or better terms. We will own all intellectual property arising from the development services (with the exception of existing Invetech intellectual property incorporated therein, under which we will have a license). The term of the development agreement will continue until the completion of the development of the Production Systems. The development agreement can be terminated early by either party because of a technical failure or by us without cause.

In September, 2017, we entered into a satisfaction and release agreement with Invetech. Under this agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $500,000, (ii) 57,142 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all payment obligations to Invetech arising under the development agreement prior to the date of the satisfaction and release agreement.

Saint-Gobain. In January 2015, we entered into a development agreement with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, that was subsequently amended in 2015, 2016 and 2017. Under the agreement, Saint-Gobain agreed to develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products. We had also agreed separately to purchase $3.5 million in disposables under the agreement during 2017. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of disposables for the manufacture of our products treating solid tumors for no less than fifteen years. The Saint-Gobain agreement will continue until December 31, 2019, but can be terminated earlier by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone.

In November, 2017, we entered into a satisfaction and release agreement with Saint-Gobain. Under this agreement, we agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $500,000, (ii) 34,499 shares of our common stock (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to us under the development agreement, on account of and in full satisfaction and release of all payment obligations to Saint-Gobain arising under the development agreement, including the development fees and charges owed by us to Saint-Gobain.

Cellscript. In December 2015, we entered into a development and supply agreement with Cellscript, LLC. Under the agreement, Cellscript has agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of our Arcelis-based products, and to manufacture and produce CD40L RNA.

In consideration for these development and production services, we have agreed to pay Cellscript total fees of $4.6 million. Upon the execution of the agreement, we made an initial payment to Cellscript of $2.0 million through the issuance to Cellscript of 45,309 shares of our common stock. The balance of these fees are payable to Cellscript, at our option, in cash, common stock or a combination of cash and common stock upon the achievement of development milestones. Any shares of common stock issued pursuant to the agreement are subject to a lock-up period of 180 days from the date of issuance of such shares to Cellscript.

Under the terms of the agreement, Cellscript shall be the sole and exclusive manufacturer and supplier to us of CD40L RNA, and we will make agreed upon cash payments to Cellscript for CD40L RNA produced for us during the term of the Agreement. Under the agreement, Cellscript shall also be our sole and exclusive supplier of enzymes and various kits comprising enzymes for transcription, capping and/or polyadenylation of RNA. We will make agreed upon cash payments to Cellscript for each kit that is purchased under the agreement.

The agreement will continue until the earlier of (i) June 30, 2018 or (ii) the effective date of a commercial supply agreement negotiated in good faith by the parties, but can be earlier terminated by either party due to a material breach or upon bankruptcy of the other party.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

U.S. Drug and Biological Product Approval Process

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Biologic products are licensed for marketing under the Public Health Service Act, or PHSA. The failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;

•	submission to the FDA of a new drug application, or NDA, for a drug product or a BLA for a biologic;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	FDA review and approval of the NDA or BLA; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies and the IND. Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess its potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or partial hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug or biological candidate product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The drug or biological candidate product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: The drug or biological candidate product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

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

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Every new product must be the subject of an approved application before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, or other clinical development programs.

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

Special FDA Expedited Review and Approval Programs.

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation. The FDA may also approve certain products on an accelerated basis. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious aspect of a serious or life threatening disease or condition and will fill an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete.

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

In addition, the FDA may give a priority review designation to drugs or biological products that provide safe and effective therapy where no satisfactory alternative exists or a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. For products regulated by the Center for Biologics Evaluation and Research, or CBER, the product must be intended to treat a serious or life threatening disease or condition. A priority review means that the targeted time for the FDA to review an application is six months, rather than ten months. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Finally, the FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs and biological products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Biosimilars and Non-Patent Exclusivity. The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States. No interchangeable biosimilars, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by FDA in the near term.

Under the Act, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. We believe that our investigational products, if approved via full BLAs, will be considered “reference products” that are entitled to both four-year and twelve-year exclusivity under the BPCIA. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Pediatric Exclusivity.  Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or patent protection, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

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

Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan exclusivity will also not bar approval of another product under certain circumstances, including if a subsequent product with the same product for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

The 21st Century Cures Act. On December 13, 2016, the 21st Century Cures Act, or Cures Act, was enacted into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increasing funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act, or PHSA, to reauthorize and expand funding for the NIH. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges the NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain products intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for product applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires the FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved products; provides a new “limited population” approval pathway for antibiotic and antifungal products intended to treat serious or life-threatening infections; and authorizes the FDA to designate a product as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

Health care Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

 Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

•	establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. In the U.S., Senate legislation has been proposed to replace the ACA known as the Better Care Reconciliation, to repeal the ACA without companion legislation to replace it, or to enact a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017 in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Employees

As of February 28, 2018, we had 39 employees, including 11 in research and development, 1 in clinical development, 16 in manufacturing and 11 in general and administrative functions. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.

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

We webcast any earnings calls we have on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases, on the investor relations portion of our website. Further corporate governance information, including our corporate governance guidelines, board committee charters, Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, or persons performing similar functions, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of rocapuldencel-T and AGS-004 and any other product candidates we develop, if we determine to proceed with its development. The success of our product candidates will depend on several factors, including the following:

•	successful completion of clinical trials, including clinical results that are statistically significant as well as clinically meaningful in the context of the indications for which we are developing our product candidates;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	maintaining patent and trade secret protection and regulatory exclusivity for our product candidates, both in the United States and internationally;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors;

•	obtaining and maintaining healthcare coverage and adequate reimbursement;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of the products following any marketing approval.

In February 2017, we announced that the Independent Data Monitoring Committee, or IDMC, for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the ADAPT protocol, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the special protocol assessment, or the SPA, for the ADAPT trial ceased to be in effect. The FDA also may not accept our proposed protocol amendment, including the amended primary endpoint analysis.

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

To date, we have not completed a randomized clinical trial of rocapuldencel-T against a placebo or a comparator therapy. Our phase 2 trial of rocapuldencel-T was a single arm trial in which only 21 patients received the combination of rocapuldencel-T and sunitinib. Our ADAPT trial of rocapuldencel-T is a randomized trial designed to compare directly the combination of rocapuldencel-T and sunitinib or another therapy to treatment with sunitinib or another therapy monotherapy. Under the original protocol for the trial, the data from the trial needed to demonstrate an increase in median overall survival of approximately six months for the rocapuldencel-T plus sunitinib / targeted therapy arm as compared to the sunitinib / targeted therapy monotherapy control arm at 290 events (deaths) in the intent to treat population in order to show statistical significance and achieve the original primary endpoint of the trial.

Based on the February 2017 interim analysis, the IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population, the original primary endpoint of the trial. However, even demonstration of statistical significance and achievement of the primary endpoint of the trial would not assure approval by the FDA or similar regulatory authorities outside the United States. Notwithstanding the IDMC’s recommendation, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the protocol for the ADAPT trial, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the SPA, for the ADAPT trial ceased to be in effect. The FDA has not advised us whether our proposed protocol amendment, including the amended primary endpoint analysis, would be acceptable to the FDA. As a result, even if we achieve each of the co-primary endpoints in the trial, there can be no assurance that the FDA or similar regulatory authorities outside the United States would grant marketing approval of rocapuldencel-T. In originally designing the ADAPT trial we considered other reported clinical trials and data from the International Metastatic Renal Cell Carcinoma Database Consortium, or the Consortium. However, results from two different trials or between a trial and an analysis of a treatment database often cannot be reliably compared. Accordingly, patients in our ADAPT trial who received treatment with sunitinib / targeted therapy monotherapy had not had, as of the February 2017 interim analysis, results similar to patients studied in other clinical trials of sunitinib or to patients in the Consortium database who were treated with sunitinib or other therapies. If the patients in our ADAPT trial who received sunitinib / targeted therapy monotherapy have results which are better than the results that occurred in other clinical trials of sunitinib or the results described in the Consortium database, we may not demonstrate a sufficient clinical benefit from rocapuldencel-T in combination with sunitinib and other therapies to allow the FDA to approve rocapuldencel-T for marketing. Moreover, if the patients in our ADAPT trial who received the combination of rocapuldencel-T and sunitinib / targeted therapy have results which are worse than the results that occurred in our Phase 2 clinical trial, we may not demonstrate a sufficient benefit from the combination therapy to allow the FDA to approve rocapuldencel-T for marketing.

For drug and biological products, the FDA typically requires the successful completion of two adequate and well-controlled clinical trials to support marketing approval because a conclusion based on two such trials will be more reliable than a conclusion based on a single trial. In the case of rocapuldencel-T, we intended to seek approval based upon the results of a single pivotal Phase 3 clinical trial, our ADAPT trial, because rocapuldencel-T is intended for life threatening disease. The FDA reviewed our plans to conduct our ADAPT trial under its SPA process. In February 2013, the FDA advised us in a letter that it had completed its review of our plans under the SPA process. The FDA also informed us that in order for a single trial to support approval of an indication, the trial must be well conducted, and the results of the trial must be internally consistent, clinically meaningful and statistically persuasive. In connection with our amendment of the ADAPT protocol to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events, the SPA for the ADAPT trial ceased to be in effect.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. For example, in February 2017, we announced that the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC had recommended that the trial be discontinued for futility based on its planned interim data analysis. Unforeseen events that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates include:

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

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. For example, in response to our submission of an investigational new drug application, or IND, for AGS-004, the FDA raised safety concerns regarding the analytical treatment interruption contemplated by our protocol for our Phase 2 clinical trial of AGS-004, and required a one-year safety follow-up after the final dose for each patient. This resulted in the need for an amendment to the trial protocol and a four-month delay prior to initiating the Phase 2 clinical trial in the United States. In addition, the IDMC for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib/standard-of-care for the treatment of mRCC recommended that the trial be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with FDA in May 2017, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the ADAPT protocol, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the special protocol assessment, or the SPA, for the ADAPT trial ceased to be in effect. The FDA also may not accept our proposed protocol amendment, including the amended primary endpoint analysis.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, the recommendation by the IDMC that the ADAPT study be terminated for futility may negatively impact our ability to enroll patients in future clinical trials of rocapuldencel-T.

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

Rocapuldencel-T and AGS-004 are based on our novel Arcelis precision immunotherapy technology platform. In the course of developing this platform and these product candidates, we have encountered difficulties in the development process. For example, we terminated the development of MB-002, the predecessor to rocapuldencel-T, when the results from the initial clinical trial of MB-002 indicated that the product candidate only corrected defects in the production of one of two critical cytokines required for effective immune response. In addition, in February 2017, the IDMC for our ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care recommended that the trial be discontinued for futility based on its planned interim data analysis. There can be no assurance that additional development problems will not arise in the future which we may not have anticipated or be able to resolve or which may cause significant delays in development.

In addition, regulatory approval of novel product candidates such as our Arcelis-based product candidates manufactured using novel manufacturing processes such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to our and regulatory agencies’ lack of experience with them. The FDA has only approved a few individualized immunotherapy products to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.

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

Failure to obtain regulatory approval for any of our product candidates will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. To date, the FDA has only approved a few individualized immunotherapy products. Changes in clinical guidelines or regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

The efforts of the Trump Administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage 0in oversight and implementation activities in the normal course, our business may be negatively impacted.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $74.8 million for the year ended December 31, 2015, $53.0 million for the year ended December 31, 2016 and $40.6 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $372.6 million. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through public offerings of common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates.

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

As we proceed with the development of our product candidates, including rocapuldencel-T, provided we are able to raise the capital necessary to fund such development, we anticipate that our expenses will increase substantially if and as we:

•	continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support the ongoing investigator-initiated clinical trial of AGS-004;

•	support any planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We are in the process of making a determination as to the next steps for the rocapuldencel-T clinical program. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the FDA, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, and have submitted to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We are engaged in discussions with the FDA regarding our development program for rocapuldencel-T and the ADAPT protocol.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, including establishing a commercial manufacturing facility or our commercialization efforts and to take other actions to reduce our operating expenses.

We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of rocapuldencel-T for the treatment of mRCC; and if we decide to initiate other clinical trials of rocapuldencel-T for mRCC, support ongoing investigator-initiated clinical trial of AGS-004; support planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004; initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV; undertake development of the group of PD1 monoclonal antibodies which we recently secured an exclusive option to in-license, if we decide to exercise that option; and seek regulatory approval for our product candidates and establish a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding if we wish to continue our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs or our commercialization efforts and to take other actions to reduce our operating expenses.

We have outstanding debt payable to Pharmstandard International S.A., or Pharmstandard, a collaborator and our largest stockholder, in the aggregate principal amount of $6.0 million; Invetech Pty Ltd, or Invetech, in the aggregate principal amount of $5.2 million; Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, in the aggreggate principal amount of $2.4 million; and Medinet Co. Ltd., or Medinet, in the aggregate principal amount of $4.0 million.

We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018. Therefore, we will need to raise additional capital prior to such time in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us, or at all. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

In 2017, we received several deficiency letters from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we were not in compliance with various requirements for continued listing on The Nasdaq Global Market, including the $50 million minimum market value of listed securities requirement, the $1.00 minimum bid price, and the $15 million minimum market value of publicly held shares requirement. In October 2017, we received two letters from The Nasdaq Global Market with respect to these deficiencies providing that, unless we requested a hearing before a Nasdaq Hearing Panel, our common stock would be delisted. In January 2018, we had a hearing before a Listing Qualifications Panel, or the Panel, at which we requested continued listing pending our return to compliance with such requirements. On January 17, 2018, we received a determination from Nasdaq indicating that our listing would be transferred from The Nasdaq Global Market to The Nasdaq Capital Market, provided that we demonstrated, on or before February 2, 2018, a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days, that, on or before April 24, 2018, we satisfied the $2.5 million stockholders’ equity requirement and demonstrated our ability to maintain compliance with the minimum stockholders’ equity requirement through the end of fiscal 2018, among other actions, and that we continued to meet the requirements for continued listing on The Nasdaq Capital Market. On February 15, 2018, we received formal notice from Nasdaq indicating that we have evidenced full compliance with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Capital Market.  We are not currently in compliance with the stockholders’ equity requirement. If we are unable to regain compliance to the satisfaction of the Panel and our common stock is delisted from trading, our ability to raise capital to continue to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration will be impaired.

Our future capital requirements will depend on many factors, including:

•	our decision as to our next steps with respect to the development of rocapuldencel-T and our Phase 3 ADAPT clinical trial;

•	the progress and results of any investigator initiated clinical trials of rocapuldencel-T that we may support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T in mRCC or other indications and AGS-004 in HIV;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates or for the PD1 monoclonal antibodies which we have an option to in-license, should we decide to exercise our option;

•	the costs and timing of establishing a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $4.0 million in principal currently remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., LTD, which we refer to together as Medinet;

•	payments due under our agreement with Medpace for the conduct of the ADAPT clinical trial;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

Our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our report from our independent registered public accounting firm for the year ended December 31, 2017 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, since 2016 we have issued and sold securities in several PIPE financings, under a sales agreement with Cowen, and in a public follow-on offering, each of which have resulted in dilution to our existing stockholders. Additionally, during 2017 we issued both secured and unsecured convertible debt and raised equity capital under our sales agreement with Cowen, which have resulted in further dilution to our stockholders.

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

The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three-year testing period. If we have undergone a Section 382 ownership change, an annual limitation would be imposed on certain of our tax attributes, including net operating loss and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. We believe that we experienced an ownership change during 2014 under Section 382. Due to the Section 382 limitation resulting from the ownership change, $28.2 million of our U.S. federal net operating losses are expected to expire unused. Additionally, our U.S. federal tax credits and state net operating losses may be limited. The amount of U.S. federal net operating losses expected to expire due to the Section 382 limitation has not been recognized in our consolidated financial statements as of December 31, 2017. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law.

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

We have never commercialized a product candidate. Even if rocapuldencel-T or AGS-004 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Gaining market acceptance for our Arcelis-based products may be particularly difficult as, to date, the FDA has only approved a few individualized immunotherapies and our Arcelis-based products are based on a novel technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We estimate that there are numerous other cancer immunotherapy products in clinical development by many public and private biotechnology and pharmaceutical companies targeting numerous different cancer types. A number of these product candidates are in late-stage clinical development or have recently been approved in different cancer types, including two recently approved checkpoint inhibitor-based immunotherapies, nivolumab which is marketed by Bristol-Myers Squibb, and pembrolizumab, which is marketed by Merck. These newer immunotherapies are in addition to the targeted therapies, chemotherapeutics, radiation therapy, hormonal therapies and cytokine-based therapies used in the treatment in a wide range of oncology indications.

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

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or, require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may have the right to conduct clinical trials of our product candidates without our consent and could conduct trials with flawed designs that result in data that adversely affect our clinical trials, our ability to obtain marketing approval for our product candidates or market acceptance of our product candidates.;

•	collaborators may hold rights that could preclude us from commercializing our products in certain territories. For example, we have granted Medinet an exclusive license to manufacture in Japan rocapuldencel-T for the treatment of mRCC. If we and Medinet are unable to agree to the terms of a supply agreement, we will not be able to sell rocapuldencel-T in Japan unless we repurchase these rights from Medinet;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in 2009, our collaboration with Kyowa Hakko Kirin Co., Ltd. with respect to rocapuldencel-T and AGS-004 was terminated by our collaborator.

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

Risks Related to the Manufacturing of Our Product Candidates

We will need to establish a facility to manufacture our Arcelis-based products on a commercial scale. We do not have experience in manufacturing Arcelis-based products on a commercial scale. If, due to our lack of manufacturing experience, we cannot manufacture our Arcelis-based products on a commercial scale successfully or manufacture sufficient product to meet our expected commercial requirements, our business may be materially harmed.

We currently have manufacturing suites in our Technology Drive and Patriot Center leased facilities in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities.

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

In addition, to provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we had planned to build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options for the Centerpoint facility. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the CTI facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing arrangements to support the further build out of the facility.

Due to the IDMC recommendation in February 2017 to discontinue the ADAPT trial, we reassessed our manufacturing plans. In March 2017, we entered into a lease termination agreement with the landlord of our CTI facility terminating our lease of the CTI facility as of March 17, 2017. In November 2017, we and the landlord of the Centerpoint facility entered into a lease termination agreement terminating our lease of the Centerpoint facility and the landlord successfully completed the sale of the facility to a third party. We believe that our Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any likely near-term clinical trials that we may initiate.

We expect that we would establish both manual and automated manufacturing processes in our commercial manufacturing facility if we determine to establish such facility. We had decided to delay the implementation of our automated manufacturing process until after initial commercialization of rocapuldencel-T, and thus planned to seek marketing approval of rocapuldencel-T and, if approved, to initially commercially supply rocapuldencel-T using our manual manufacturing process. Prior to implementing commercial manufacturing of rocapuldencel-T, we would be required to demonstrate that our commercial manufacturing facility is constructed and operated in accordance with current good manufacturing practice. We would also be required to show the comparability between rocapuldencel-T that we produce using the manual processes in our current facility and rocapuldencel-T produced using the manual process in the commercial manufacturing facility.

If we transition to automated manufacturing processes, we expect our automated manufacturing processes will be based on existing functioning prototypes of automated devices for the production of commercial quantities of our Arcelis-based product candidates. These devices can be used to perform substantially all steps required for the manufacture of our Arcelis-based product candidates.

We do not have experience in manufacturing products on a commercial scale. In addition, because we are aware of only a few companies that have manufactured an individualized immunotherapy product for commercial sale, there are limited precedents from which we can learn. We may encounter difficulties in the manufacture of our Arcelis-based products due to our limited manufacturing experience. These difficulties could delay the build-out and equipping of a commercial manufacturing facility and regulatory approval of the manufacture of our Arcelis-based products using the facility, increase our costs or cause production delays or result in us not manufacturing sufficient product to meet our expected commercial requirements, any of which could damage our reputation and hurt our profitability. If we are unable to successfully increase our manufacturing capacity to commercial scale, our business may be materially adversely affected.

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

In order to meet our business plan, which contemplated manufacturing our product first using manual processes and later using automated processes for the commercial requirements of rocapuldencel-T and any other Arcelis-based product candidates that might be approved, we planned to build out and equip a leased commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval of rocapuldencel-T. If we determine to continue our plan to establish a commercial manufacturing facility, we will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

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

Our implementation of automated processes could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all. Work under our collaboration with Invetech and Saint-Gobain to develop the equipment and disposables necessary to implement the automated manufacturing processes for Arcelis-based products is not expected to resume until we are able to successfully complete the clinical development of rocapuldencel-T and obtain marketing approval. If Invetech or Saint-Gobain are delayed in resumption of the projects or do not perform as expected under the agreements or the projects with Invetech or Saint-Gobain are unsuccessful for any other reason, our timelines for the implementation of our automated manufacturing processes could be further delayed and our business could be adversely affected.

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

We currently lease two manufacturing facilities. If we establish a commercial manufacturing facility, it will be our only commercial manufacturing facility in North America. If our existing manufacturing facilities or a commercial manufacturing facility that we decide to build out and equip, or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either our existing manufacturing facility or a new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to or stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, certain of the U.S. patents we exclusively licensed from Duke University expired in 2016 and the European and Japanese patents exclusively licensed from Duke University expired in April 2017. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, in December 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

Risks Related to Organizational Employee Matters

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

Our executive officers, directors, affiliates of our executive officers and directors and other of our affiliates beneficially own, in the aggregate, shares representing approximately 26.77% of our outstanding common stock as of February 28, 2018. As a result, if these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 18.83% of our outstanding common stock as of February 28, 2018. Pharmstandard is also the holder of the $6.0 million principal amount of a secured convertible note that we issued in June 2017, although the ability of Pharmstandard to exercise its conversion option is limited to the extent such exercise would cause Pharmstandard’s ownership in our Company to exceed 39.9%. In addition, two members of our board of directors are closely associated with Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the price they paid. In addition, if we fail to meet the requirements for continued listing on The Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Although our common stock is currently listed on The Nasdaq Capital Market, an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares without depressing the market price for the shares or sell your shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

In 2017, we received several deficiency letters from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we were not in compliance with various requirements for continued listing on The Nasdaq Global Market and that, unless we requested a hearing before the Panel, trading of our common stock would be suspended at the opening of business on November 6, 2017. As a result, we requested a hearing, and in January 2018, we had a hearing before the Panel at which we requested the transfer of our listing to The Nasdaq Capital Market and presented our plan to evidence compliance with various requirements for continued listing on The Nasdaq Capital Market. On January 17, 2018, we received a determination from Nasdaq indicating that our listing would be transferred from The Nasdaq Global Market to The Nasdaq Capital Market, provided that we demonstrated, on or before February 2, 2018, a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days, that, on or before April 24, 2018, we satisfied the $2.5 million stockholders’ equity requirement and demonstrated our ability to maintain compliance with the minimum stockholders’ equity requirement through the end of fiscal 2018, among other actions, and that we continued to meet the requirements for continued listing on The Nasdaq Capital Market. On February 15, 2018, we received formal notice from Nasdaq indicating that we have evidenced full compliance with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Capital Market. We are not currently in compliance with the stockholders’ equity requirement

If we fail to regain compliance with the conditions set by the Panel or otherwise do not comply with the continued listing requirements of The Nasdaq Capital Market and our common stock is delisted by Nasdaq by the April 24, 2018 deadline, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of our common stock. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price. In addition, there can be no assurance that the common stock would be eligible for trading on any such alternative exchange or markets.

If our stock price continues to be volatile, purchasers of our common stock could incur substantial losses.

Our stock price has been volatile. For example, our stock has traded in a range from a low price per share of $0.81 and a high price per share of $113.66 during the period of from January 1, 2017 through March 30, 2018 on a post-split adjusted basis. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our determination with regard to the next steps for our rocapuldencel-T clinical program based on our discussions with the FDA;

•	our cash resources;

•	results of clinical trials of our product candidates or those of our competitors, such as the interim data analysis that we plan to conduct in the second quarter of 2018;

•	the success of competitive products or technologies;

•	potential approvals of our product candidates for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize our product candidates;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In addition, pharmaceutical companies have experienced significant share price volatility in recent years, and securities class action litigation, shareholder derivative litigation, or other proceedings often follow a decline in the market price of a company’s securities. For instance, in March 2017, a purported stockholder of our company filed a putative class action lawsuit against us, our chief executive officer, our chief financial officer, and our vice president of finance generally alleging that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the progress of the ADAPT Phase 3 clinical trial of rocapuldencel-T, the planned biologics licensing application for rocapuldencel-T and the prospects for approval. This matter was dismissed in September 2017. If we face such litigation or proceedings, it could result in substantial costs and a diversion of management’s attention and resources.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

We cannot predict or estimate the amount of additional costs we may incur to continue to operate as a public company, nor can we predict the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering in February 2014. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K for the year ended December 31, 2017, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have two facilities located in Durham, North Carolina, where we occupy approximately 20,000 and 16,000 square feet, respectively, of office, laboratory and manufacturing space. Our leases expire in January 2023 and December 2021, respectively. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities, which we refer to as our Technology Drive and Patriot Center facilities.

Item 3. Legal Proceedings

We are not a party to any legal proceedings and are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to January 19, 2018, our common stock was listed on The Nasdaq Global Market. Since January 19, 2018, our common stock has been listed on The Nasdaq Capital Market. Our common stock trades under the symbol “ARGS”.

The following table sets forth, for the quarterly periods indicated, the high and low intraday sales prices of our common stock as reported by The Nasdaq Global Market or The Nasdaq Capital Market, as applicable:

Year ended December 31, 2016	High	Low
First quarter	$173.00	$36.60
Second quarter	$279.40	$95.00
Third quarter	$141.50	$75.00
Fourth quarter	$102.00	$69.00

Year ended December 31, 2017	High	Low
First quarter	$113.66	$6.20
Second quarter	$16.40	$6.66
Third quarter	$9.40	$3.32
Fourth quarter	$5.80	$2.62

As of February 28, 2018, there were 7,909,765 outstanding shares and approximately 50 stockholders of record. This number does not include beneficial owners whose shares were held in street name. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between February 7, 2014, the date on which our common stock began trading on The Nasdaq Global Market, and December 31, 2017, with the comparative cumulative total return of such amount on (i) The Nasdaq Composite Index and (ii) The Nasdaq Biotechnology Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on February 7, 2014 of $160.00 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.

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

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017, and the consolidated balance sheet data as of December 31, 2016 and 2017 from our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” The consolidated statements of operations data for the year ended December 31, 2013 and 2014 and the consolidated balance sheet data as of December 31, 2013, 2014 and 2015 were derived from our audited financial statements which are not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The consolidated financial information reflects a one-for-six reverse stock split of our common stock effected on January 17, 2014 and a one-for-20 reverse stock split of our common stock effected on January 18, 2018, which have been retrospectively applied for all periods presented.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2013	2014	2015	2016	2017
Revenue	$4,421,689	$1,974,019	$518,329	$945,468	$1,899,398
Operating expenses:
Research and development	23,991,151	45,498,916	62,054,823	38,307,236	21,656,096
General and administrative	4,662,317	8,599,359	11,011,011	14,203,301	12,183,235
Impairment of property and equipment (1)	—	—	—	741,114	27,254,385
Restructuring costs (2)	—	—	—	—	6,031,779
Gain on disposal of impaired property (3)	—	—	—	—	(2,767,540)
Operating loss	(24,231,779)	(52,124,256)	(72,547,505)	(52,306,183)	(62,458,557)
Other income (expense):
Interest income	7,184	66,580	25,382	57,326	64,485
Interest expense	(4,705)	(1,123,579)	(2,263,599)	(1,774,740)	(1,308,201)
Gain on early extinguishment of debt (4)	—	—	—	—	2,356,478
Change in fair value of warrant liability (5)	355,352	—	—	1,007,352	20,758,425
Investment tax credits	—	140,556	—	—	—
Other (expense) income	(47,615)	(265,239)	(2,799)	(11,865)	9,860
Other income (expense), net	310,216	(1,181,682)	(2,241,016)	(721,927)	21,881,047
Net loss	(23,921,563)	(53,305,938)	(74,788,521)	(53,028,110)	(40,577,510)
Accretion of redeemable convertible preferred stock	4,772,991	(863,226)	—	—	—
Less: Preferred stock dividend due to exchanges of preferred shares	(14,726,088)	—	—	—	—
Net loss attributable to common stockholders	$(33,874,660)	$(54,169,164)	$(74,788,521)	$(53,028,110)	$(40,577,510)
Basic and diluted net loss attributable to common stockholders per share	$(2,947.42)	$(62.38)	$(73.12)	$(33.14)	$(13.45)
Basic and diluted weighted average shares outstanding	11,493	868,383	1,022,862	1,600,286	3,017,409

(1)	Represents impairment loss on property and equipment held for sale in the years ended December 31, 2016 and 2017; none present in other periods presented.
(2)	Represents costs of a reduction-in-force implemented in the year ended December 31, 2017; none present in other periods presented.
(3)	Represents a gain on the disposal of impaired property in the year ended December 31, 2017 in connection with the termination of the Centerpoint facility lease and certain other property from the Saint-Gobain debt restructuring.

(4)	Represents the aggregate gain on early extinguishment of debt resulting from the modification of terms of repayment of certain obligations during the year ended December 31, 2017; none present in other periods presented.
(5)	Represents gain on change in value of warrants classified as liabilities in the years ended December 31, 2013, 2016 and 2017; we had no such warrants outstanding classified as liabilities during the years ended December 31, 2014 and 2015.

Consolidated Balance Sheet Data:

	As of December 31,
	2013	2014	2015	2016	2017
Cash, cash equivalents and short-term investments	$46,957,782	$56,239,937	$7,166,304	$52,973,376	$15,188,838
Total assets	51,131,295	64,366,878	31,037,699	97,204,391	20,777,764
Total long-term liabilities	10,080,106	29,718,320	51,076,321	60,424,858	20,454,679
Redeemable convertible preferred stock	113,664,469	—	—	—	—
Total stockholders’ (deficit) equity	(75,776,593)	31,351,804	(28,201,435)	6,169,695	(9,234,080)

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

Our most advanced product candidate is rocapuldencel-T, which we are developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. We are currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC. We refer to this trial as the ADAPT trial. We dosed the first patient in the ADAPT trial in May 2013 and completed enrollment of the ADAPT trial in July 2015. In February 2017, the independent data monitoring committee, or the IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the study was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study.

Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. In May 2017, we met with the FDA to discuss the ADAPT trial and the future direction of the rocapuldencel-T program. Following that meeting, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurs, and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. We believe that extending our evaluation of rocapuldencel-T beyond 290 events in the trial could enhance our ability to observe rocapuldencel-T’s expected delayed treatment effect.

We are currently finalizing an amendment to the ADAPT protocol, including an amended primary endpoint analysis, and plan to submit it to the FDA prior to the interim data analysis planned for the second quarter of 2018, at which time approximately 55 new events (deaths) are expected to have occurred subsequent to the February 2017 interim analysis. We are planning to include the following four co-primary endpoints in the amended ADAPT protocol:

•	Overall survival for all randomized patients when approximately 375 events have occurred (under the same analysis that was originally planned for 290 events);
•	The percentage of patients surviving at least five years;
•	Overall survival for patients who remained alive at the time of the February 2017 interim analysis, to be evaluated when approximately 155 new events have occurred; and
•	Overall survival for all patients for whom at least 12 months of follow-up is available (excluding patients who died or were lost to follow-up within the first 12 months after enrollment).

In connection with our amendment of the ADAPT protocol, the special protocol assessment, or the SPA, for the ADAPT trial ceased to be in effect.

Additionally, we are developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but we do not intend to initiate this trial unless and until we obtain financing to fund the trial.

We are developing AGS-004, our second Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from the investigator-initiated trial in adult HIV patients are favorable and government funding is available.

On March 3, 2017, we entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC, or the Lenders, under our venture loan and security agreement, or the Loan Agreement, pursuant to which we paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of common stock at an exercise price of $26.00 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement were paid in full, and the Loan Agreement and the notes thereunder were terminated.

In March 2017, we announced that our board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. During the year ended December 31, 2017, we recognized $1.2 million in severance costs, all of which was paid as of December 31, 2017. We also recognized $3.2 million in stock-based compensation expense from the acceleration of vesting of stock options and restricted stock held by the terminated employees during the year ended December 31, 2017.

In June 2017, we raised net proceeds of $6.0 million through the issuance of a secured convertible note to Pharmstandard International S.A., or Pharmstandard, a collaborator and our largest stockholder, in the aggregate principal amount of $6.0 million.

In August 2017, we entered into an agreement with Medpace, Inc., or Medpace, regarding $1.5 million in deferred fees that we owed Medpace for contract research and development services. Under the agreement we paid $0.85 million of the amount during the third quarter of 2017 and agreed to pay the balance by April 2018.

In September 2017, we entered into a satisfaction and release agreement, or the Invetech Satisfaction and Release Agreement, with Invetech Pty Ltd, or Invetech. Under the Invetech Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under our development agreement with Invetech, or the Invetech Development Agreement, prior to the date of the Invetech Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

In November 2017, we entered into a satisfaction and release agreement, or the Saint-Gobain Satisfaction and Release Agreement, with Saint-Gobain Performance Plastics Corporation, or Saint-Gobain. Under the Saint Gobain Satisfaction and Release Agreement, we agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $0.5 million, (ii) 34,499 shares of our common stock, (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to us by Saint-Gobain under the development agreement with Saint-Gobain, or the Saint-Gobain Development Agreement, on account of and in full satisfaction and release of all of our payment obligations to Saint-Gobain arising under the Saint-Gobain Development Agreement, prior to the date of the Saint-Gobain Satisfaction and Release Agreement, including the development fees and charges. In connection with entering into the Saint-Gobain Satisfaction and Release Agreement, we and Saint-Gobain entered into an amendment to the Saint-Gobain Development Agreement to extend the term to December 31, 2019.

From June 2017 through December 31, 2017, we raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under our original sales agreement with Cowen & Company, LLC, or Cowen. In February 2018, we amended and restated the original sales agreement with Cowen to increase the maximum aggregate offering price of the shares of our common stock which we may sell under the agreement from $30,000,000 to up to $45,000,000. As of March 16, 2018, we raised an additional $7.3 million of proceeds through the sale of our common stock subsequent to December 31, 2017 under the amended and restated sales agreement and $15.8 million remained available for sale under the amended and restated sales agreement.

In addition, in January 2018 we entered into a stock purchase agreement with Lummy (Hong Kong), Ltd., or Lummy, under which we agreed to issue and sell to Lummy in a private financing 375,000 shares of common stock for an aggregate purchase price of $1.5 million. In March 2018, we and Lummy amended the stock purchase agreement to reduce the aggregate price for the shares to $450,000. Concurrent with such amendment, we entered into an amendment to our license agreement with Lummy pursuant to which Lummy agreed to pay us a $1.05 million milestone payment.

As of December 31, 2017, we had cash and cash equivalents of $15.2 million and working capital of $7.6 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018. Therefore, we will need to raise additional capital prior to such time to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2017, our current assets totaled $17.2 million compared with current liabilities of $9.6 million, and we had cash and cash equivalents of $15.2 million. Based upon our current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements for the year ended December 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through December, 2017, we have raised a total of $518.4 million in cash, including:

•	$353.2 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$107.3 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $74.8 million, $53.0 million and $40.6 million for the years ended December 31, 2015, 2016, and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $372.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

If we are able to raise the capital necessary to continue the development of our product candidates, including rocapuldencel-T and AGS-004, we anticipate that our expenses will increase substantially if and as we:

•	continue our ongoing ADAPT trial of rocapuldencel-T for the treatment of mRCC or initiate other clinical trials of rocapuldencel-T for the treatment of mRCC;

•	continue to support the ongoing investigator-initiated clinical trial of AGS-004;

•	support any planned investigator-initiated clinical trials of rocapuldencel-T and AGS-004;

•	initiate and conduct additional clinical trials of rocapuldencel-T and AGS-004 for the treatment of cancers and HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a facility for the commercial manufacture of our products based on our Arcelis-based precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We have no external committed sources of funds other than our contract with the NIH and NIAID, as described under the section entitled NIH Funding below. We do not expect to generate significant additional funds or product revenue unless and until we successfully complete development, obtain marketing approval and commercialize our product candidates, either alone or in collaboration with third parties, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of rocapuldencel-T, AGS-004 or any of our other product candidates if we determine to continue our business operation. Until such time, if ever, as we can generate substantial product revenues, we expect to seek to finance our operating activities through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds through these means when needed, on favorable terms or at all.

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

We have recorded revenue of $38.3 million through December 31, 2017 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of December 31, 2017, there was up to $1.5 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

Development and Commercialization Agreements

An important part of our business strategy has been to enter into arrangements with third parties both to assist in the development and commercialization of our product candidates, particularly in international markets, and to in-license product candidates in order to expand our pipeline.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 24,989 shares of our common stock at an exercise price of $116.40 per share. As of March 16, 2018, we had not entered into this manufacturing rights agreement or issued the warrants.

Pharmstandard and Actigen. On February 1, 2018, we entered into an option agreement with Pharmstandard and Actigen Limited, or Actigen, under which we obtained an exclusive option to license certain patent rights and know-how related to a group of fully human PD1 monoclonal antibodies and related technology held by Actigen. Actigen previously granted Pharmstandard an option to exclusively license these patent rights. Under the option agreement, Pharmstandard granted to us an exclusive license for evaluation purposes only to make, have made, use and import the PD1 monoclonal antibodies covered by these patent rights (but not offer to sell or sell products and processes covered by or incorporating the patent rights) for a period of one year from the date of the agreement and an option exercisable during the option exercise period to obtain an exclusive license (with the right to sublicense) under the patent rights to make, have made, use, offer for sale, sell and import (with a right to grant sublicenses) the PD1 monoclonal antibodies for all prophylactic, therapeutic and diagnostic uses and for all human diseases and conditions in the United States and Canada. The parties have agreed that, if we exercise the option during the option exercise period, the parties will negotiate in good faith a license agreement, on the terms and conditions outlined in the option agreement, including payments by us to Pharmstandard of an upfront license fee of $3.6 million, payable upon execution of the license agreement in our common stock, various development and regulatory milestone payments totaling $8.5 million, and upper single digit percentage royalties on net sales of any pharmaceutical product or therapeutic regimen incorporating the licensed PD1 monoclonal antibodies that will apply on a country-by-country basis until the later of the last to expire patent or ten years from the date of first commercial sale, against which the first $5.0 million of our development expenditures will be credited as prepaid royalties.

In consideration for the rights granted under the option agreement, we agreed to issue to Pharmstandard, on or before April 2, 2018, 169,014 shares of our common stock, the value of which will be creditable against the upfront license fee of $3.6 million if we enter into a license agreement. Unless earlier terminated by any party for uncured material breach or by us without cause upon thirty days prior written notice, the option agreement will terminate upon the later of the end of the option exercise period if we decide not to exercise the option or sixty days after we exercise the option.

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

The sale option expired on April 30, 2016. As a result, Medinet has only retained the manufacturing license and may only manufacture rocapuldencel-T and these other products for us or our designee. We have agreed to negotiate in good faith a supply agreement under which Medinet would supply us or our designee with rocapuldencel-T and these other products for development and sale for the treatment of mRCC in Japan. During the term of the manufacturing license, we may not manufacture rocapuldencel-T or these other products for us or any designee for development or sale for the treatment of mRCC in Japan.

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

We borrowed the $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0 % per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. We have achieved $5.0 million in milestones. As a result, the outstanding principal of the loan as of February 1, 2018 has been reduced to $4.0 million. We have the right to prepay the loan at any time. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. We do not expect to pay the amounts owing under the loan by December 31, 2018. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we cannot agree on the royalty rate, we have agreed to submit the matter to arbitration.

Under the agreement, we had the right to revoke both the manufacturing license and the sale license to be granted to Medinet or the sale license only. On February 14, 2018, we notified Medinet that we irrevocably agreed to have no further right to exercise our right under the license agreement to revoke the manufacturing and the sale license, or the sale license only.

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

Lummy. On April 7, 2015, we and Lummy (Hong Kong) Co. Ltd., or Lummy HK, entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau. This agreement was subsequently amended in December 2016, October 2017 and March 2018.

Under the terms of the license agreement, the parties will share relevant data, and we will have a right to reference Lummy HK data for purposes of its development programs under the Arcelis technology. In addition, Lummy HK has granted to us an exclusive, royalty-free license under and to any and all Lummy HK improvements to the Arcelis technology conceived or reduced to practice by Lummy HK and Lummy HK data to develop and/or commercialize products outside China, Hong Kong, Taiwan and Macau, an exclusive, royalty-free license under and to any and all investigational new drugs, or INDs, and other regulatory approvals and Lummy HK trademarks used for an Arcelis-based product to develop and/or commercialize an Arcelis-based product outside China, Hong Kong, Taiwan and Macau and a non-exclusive, worldwide, royalty-free license under any Lummy HK improvements and Lummy HK data to manufacture Arcelis-based products anywhere in the world. Lummy HK has the right to reference our data, INDs and other regulatory filings and submissions for the purpose of developing and obtaining regulatory approval of licensed products in China, Hong Kong, Taiwan and Macau.

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and an aggregate of up to $22.3 million upon the achievement of manufacturing, regulatory and commercial milestones. On October 18, 2017, we entered into a second amendment to the license agreement and Lummy HK paid us $1.5 million upon the achievement of a manufacturing milestone in October 2017. On March 23, 2018, we entered into a third amendment to the license agreement pursuant to which Lummy agreed to pay us a $1.05 million milestone.

Of the potential $22.3 million in milestone payments, to date we have earned $2.55 million, of which we have received $1.5 million as of March 31, 2018. The license agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-based products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-based product and 10 years from the first commercial sale of such Arcelis-based product. Either party may terminate the license agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. We may terminate the license agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of ours. If Lummy HK terminates the license agreement upon our material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to us and retain its licenses from us with respect to Arcelis-based products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-based products.

Invetech. In October 2014, we entered into the Invetech Development Agreement. Under the Invetech Development Agreement, Invetech had agreed to continue to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products. Subsequent to signing the Invetech Development Agreement, Invetech agreed to defer 30% of its fees, up to $5.0 million subject to payments by us in installments over 2017 and 2018.

 On September 22, 2017, we entered into the Invetech Satisfaction and Release Agreement. Under the Invetech Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million (ii) 57,142 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Invetech Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

Although we currently have no ongoing activities under the Invetech Development Agreement, the term of the Invetech Development Agreement will continue until the completion of the development of the production systems. The Invetech Development Agreement can be terminated early by either party because of a technical failure or by us without cause. We own all intellectual property arising from the development services with the exception of existing Invetech intellectual property incorporated therein-under which we have a license.

Saint-Gobain. In January 2015, we entered into the Saint-Gobain Development Agreement, that was subsequently amended in 2015, 2016 and 2017. Under the Saint-Gobain Development Agreement, Saint-Gobain agreed to develop a range of disposables for use in our automated production systems to be used for the manufacture of our Arcelis-based products. The Saint-Gobain agreement requires the parties to execute a commercial supply agreement under which Saint-Gobain would become the exclusive supplier of disposables for the manufacture of our products treating solid tumors for no less than fifteen years. The Saint-Gobain agreement will continue until December 31, 2019, but can be terminated by written agreement of the parties because of a material default, including the failure to execute the commercial supply agreement, or a failure to achieve a performance milestone.

On November 22, 2017, we entered into the Saint-Gobain Satisfaction and Release Agreement. Under the Saint-Gobain Satisfaction and Release Agreement, we agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $0.5 million, (ii) 34,499 shares of our common stock (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to us under the development agreement, on account of and in full satisfaction and release of all payment obligations to Saint-Gobain arising under the development agreement, including the development fees and charges owed by us to Saint-Gobain.

Cellscript. In December 2015, we entered into a development and supply agreement with Cellscript, LLC, or Cellscript. Under the agreement, Cellscript has agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of our Arcelis-based products, and to manufacture and produce CD40L RNA.

In consideration for these development and production services, we have agreed to pay Cellscript total fees of $4.6 million. Upon the execution of the agreement, we made an initial payment to Cellscript of $2.1 million through the issuance to Cellscript of 45,309 shares of our common stock. The balance of these fees is payable to Cellscript, at our option, in cash, common stock or a combination of cash and common stock upon the achievement of development milestones. Any shares of common stock issued pursuant to the agreement are subject to a lock-up period of 180 days from the date of issuance of such shares to Cellscript.

Under the terms of the agreement, Cellscript shall be the sole and exclusive manufacturer and supplier to us of CD40L RNA, and we will make agreed upon cash payments to Cellscript for CD40L RNA produced for us during the term of the agreement. Under the agreement, Cellscript shall also be our sole and exclusive supplier of enzymes and various kits comprising enzymes for transcription, capping and/or polyadenylation of RNA. We will make agreed upon cash payments to Cellscript for each kit that is purchased under the agreement.

The agreement will continue until the earlier of June 30, 2018 or the effective date of a commercial supply agreement negotiated in good faith by the parties, but can be earlier terminated by either party due to a material breach or upon bankruptcy of the other party.

Manufacturing

We currently have manufacturing suites located at our Technology Drive and Patriot Center leased facilities in Durham, North Carolina. We manufacture our Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities.

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

Due to the recommendation of the IDMC in February 2017 to discontinue the ADAPT study, we have reassessed our manufacturing plans. In March 2017, we entered into a lease termination agreement with the landlord of our CTI facility terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the lease termination agreement, we have no further obligations under the lease. During the year ended December 31, 2017, we recorded a lease termination fee of $1.6 million that is included in restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the year ended December 31, 2017.

In November 2017, we and TKC Properties, the landlord of the Centerpoint facility, entered into a lease termination agreement terminating the lease agreement as of November 21, 2017. In addition, TKC Properties completed the sale of the facility to a third party and we received cash proceeds of approximately $1.8 million. As of December 31, 2017, we recorded $0 for the Centerpoint facility and $0 for the lease liability. Additionally, we are no longer required to maintain restricted cash of approximately $0.7 million as a security deposit.

Financial Overview

Revenue

To date, we have not generated revenue from the sale of any products. During the years ended December 31, 2015, 2016 and 2017, substantially all of our revenue has been derived from our NIH and NIAID contract and a license agreement with Lummy HK. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

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

•

commercial manufacturing development consisting of costs incurred under our development agreement with Invetech under which Invetech had agreed to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products;

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. If the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Particularly in light of the recent recommendation by the IDMC to discontinue the ADAPT study due to futility, we expect that the continued development of rocapuldencel-T, which is contingent upon our ongoing review of the preliminary data set from the ADAPT study and discussions with the FDA regarding the amended protocol, will be significantly more costly, and take a significantly longer period of time, than we had previously anticipated.

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

Interest expense consists primarily of accrued interest costs related to our debt. During the years ended December 31, 2015, 2016 and 2017, interest expense primarily resulted from interest on the Loan Agreement with the Lenders, our convertible note payable to Pharmstandard, our note payable to Medinet and our capital lease obligations. We paid a total of $23.1 million under the Loan Agreement in March 2017, which represented the principal balance and accrued interest outstanding under the Loan Agreement, and we terminated the capital lease obligations under the power generation agreements in November 2017.

Venture Loan and Security Agreement. In September 2014, we entered into the Loan Agreement with the Lenders under which we borrowed up to $25.0 million in two tranches of $12.5 million each. We borrowed the first tranche of $12.5 million upon the closing of the transaction in September 2014 and borrowed the second tranche of $12.5 million on August 7, 2015, following completion of enrollment of the ADAPT trial. The per annum interest rate for each tranche was a floating rate equal to 9.25% plus the amount by which the one-month London Interbank Offered Rate, or LIBOR, exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate shall not exceed 10.75%. This loan was fully discharged on March 7, 2017 with the payment of $23.1 million and the issuance of five-year warrants to purchase an aggregate of 5,000 shares of common stock with a strike price of $26.00 per share.

Medinet. In December 2013, in connection with the license agreement with Medinet, as described in Note 12 to our consolidated financial statements, we borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. If we have not repaid the loan by December 31, 2018, then we have agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If we and Medinet cannot agree on the royalty rate, Medinet has agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, we allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of the borrowing date, December 31, 2013, we recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability.

During the year ended December 31, 2015, we recognized a $1.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. As of December 31, 2015, we recorded $7.5 million to notes payable, including $1.3 million of accrued interest. During the year ended December 31, 2016, we recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, we recorded $6.4 million to notes payable, including $1.8 million of accrued interest. During the year ended December 31, 2017, we recognized a $2.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2017, we recorded $5.0 million to notes payable, including $1.9 million of accrued interest. On February 14, 2018, we notified Medinet that we agreed to have no further right under the license agreement to revoke the manufacturing and sale license, or the sale license only. In all other respects, the Medinet license agreement will remain in full force and effect. As a result of our decision to forego this revocation right, during the first quarter of 2018 we expect to recognize $5.8 million of revenue related to the achievement of milestones that had previously been recorded as deferred revenue.

Results of Operations – Year-Over-Year Comparisons

The following table summarizes the results of our operations for each of the years ended December 31, 2015, 2016 and 2017, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		$	%	Year Ended December 31,		$	%
	2016	2017	Change	Change	2015	2016	Change	Change
	(in thousands)
Revenue	$945	$1,899	$954	100.9%	$518	$945	$427	82.4%
Operating expenses:
Research and development	38,307	21,656	(16,651)	(43.5)%	62,055	38,307	(23,748)	(38.3)%
General and administrative	14,203	12,183	(2,020)	(14.2)%	11,011	14,203	3,192	29.0%
Impairment of property and equipment	741	27,254	26,513	*	—	741	741	*
Restructuring costs	—	6,032	6,032	*	—	—	—	*
Gain on disposal of impaired property	—	(2,767)	(2,767)	*	—	—	—	*

Total operating expenses	53,251	64,358	11,107	20.9%	73,066	53,251	(19,815)	(27.1)%

Loss from operations	(52,306)	(62,459)	(10,153)	(19.4)%	(72,548)	(52,306)	20,242	(27.9)%

Interest income	57	65	8	12.5%	25	57	32	(128.0)%
Interest expense	(1,775)	(1,308)	467	26.3%	(2,264)	(1,775)	489	(21.6)%
Gain on early extinguishment of debt	—	2,356	2,356	*	—	—	—	*
Change in fair value of warrant liability	1,007	20,758	19,751	*	—	1,007	1,007	*
Other (loss) income	(11)	10	21	*	(2)	(11)	(9)	*

Net loss	$(53,028)	$(40,578)	$12,450	23.5%	$(74,789)	$(53,028)	$21,761	(29.1)%

 _______________

*       Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. During the years ended December 31, 2015, 2016 and 2017, substantially all of our revenue has been derived from our NIH and NIAID contract and our license agreement with Lummy HK. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $1.9 million for the year ended December 31, 2017, compared with $0.9 million for the year ended December 31, 2016, an increase of $0.9 million, or 100.9%. During the year ended December 31, 2017, we recognized revenue of $1.6 million under our license agreement with Lummy HK, consisting primarily of a $1.5 million milestone payment recognized as revenue, $0.2 million of reimbursed costs under our NIH and NIAID contract and $0.1 million from a sub-award reimbursed under the NIAID’s Division of AIDS grant provided directly to the University of North Carolina. This compares with revenue recognized during the year ended December 31, 2016 of $0.8 million from our NIH and NIAID contract and $0.1 million from our license agreement with Lummy HK for the reimbursement of technology transfer related costs. The decrease in revenue from our NIH and NIAID contract for the year ended December 31, 2017 compared with the year ended December 31, 2016 resulted from lower reimbursement under our NIH and NIAID contract primarily reflecting the achievement of certain specified development milestones during 2016.

Revenue was $0.9 million for the year ended December 31, 2016, compared with $0.5 million for the year ended December 31, 2015, an increase of $0.4 million or 82.4%. The $0.4 million increase for the year ended December 31, 2016 resulted from higher reimbursement under our NIH and NIAID contract and was primarily related to the achievement of certain specified development milestones during 2016.

Research and Development Expenses

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Research and development expenses also include commercial manufacturing development costs consisting primarily of costs incurred under our Invetech Development Agreement to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products and our Saint-Gobain Development Agreement to develop a range of disposables to be used in both our manual and automated manufacturing processes. We have been developing rocapuldencel-T and AGS-004 in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, share-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$22,503	$11,031	$7,434
AGS-004	289	266	112
Other	40	12	—
Total direct research and development program expense	22,832	11,309	7,546
Commercial manufacturing development	17,926	3,400	(373)
Indirect research and development expense	21,297	23,598	14,483
Total research and development expense	$62,055	$38,307	$21,656

Research and development expenses were $21.7 million for the year ended December 31, 2017, compared with $38.3 million for the year ended December 31, 2016, a decrease of $16.7 million, or 43.5%. The decrease in research and development expense reflects a $3.8 million decrease in direct research and development expense, a $3.8 million decrease in commercial manufacturing development expense, and a $9.1 million decrease in indirect research and development expense.

The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased to $7.4 million for the year ended December 31, 2017 from $11.0 million for the year ended December 31, 2016. This decrease primarily reflects a reduction of costs related to the ongoing ADAPT trial of rocapuldencel-T.

•	Direct research and development expense with respect to AGS-004 decreased to $0.1 million for the year ended December 31, 2017 from $0.3 million for the year ended December 31, 2016. This decrease primarily reflects decreased activity under the NIH and NIAID contract.

The decrease in commercial manufacturing development expense reflects our determination not to proceed with the development of commercial manufacturing capabilities following the recommendation of the IDMC to discontinue the ADAPT trial. During the year ended December 31, 2017, we recorded a credit of $0.4 million related to amounts owed to Saint-Gobain under the Saint-Gobain Development Agreement, which we recorded as a reduction of research and development expense.

The decrease in indirect research and development expense was primarily due to our decision following the IDMC recommendation to significantly reduce the size of our workforce engaged in research and development activities in March 2017. As of December 31, 2017, we had 29 employees engaged in such activities, compared with 99 employees engaged in such activities as of December 31, 2016.

Research and development expenses were $38.3 million for the year ended December 31, 2016, compared with $62.1 million for the year ended December 31, 2015, a decrease of $23.7 million, or 38.3%. The decrease in research and development expense reflects an $11.5 million decrease in direct research and development expense and a $14.5 million decrease in commercial manufacturing development expense, partially offset by a $2.3 million increase in indirect research and development expense. The decrease in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased from $22.5 million for the year ended December 31, 2015 to $11.0 million in the year ended December 31, 2016 due primarily to the completion of patient enrollment in the ADAPT trial of rocapuldencel-T in July 2015.

•	Direct research and development expense for AGS-004 was not significantly different in the year ended December 31, 2015 compared with the year ended December 31, 2016.

The $14.5 million decrease in research and development expense related to our commercial manufacturing development efforts reflects our determination during the fourth quarter of 2015 to significantly reduce our spending and activity related to the automated manufacturing process.

The $2.3 million increase in indirect research and development expense was primarily due to higher personnel costs of $1.1 million. In April 2016, we effected a reduction in force that resulted in termination costs related to severance and the partial acceleration of certain stock options totaling $1.2 million. Additionally, occupancy costs were $0.7 million higher during 2016 primarily due to rent incurred under the lease agreement for the Centerpoint facility and higher depreciation. We had 118 employees engaged in research and development activities as of December 31, 2015 compared with 99 employees as of December 31, 2016.

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

General and Administrative Expenses

General and administrative expenses were $12.2 million for the year ended December 31, 2017, compared with $14.2 million for the year ended December 31, 2016, a decrease of $2.0 million or 14.2%. This decrease was primarily due to decreases of $0.7 million in personnel costs, $1.4 million in consulting costs and $0.3 million in marketing expenses, partially offset by an increase of $0.2 million in occupancy costs and $0.2 million in legal costs.

General and administrative expenses were $14.2 million for the year ended December 31, 2016 compared with $11.0 million for the year ended December 31, 2015, an increase of $3.2 million, or 29.0%. This increase was primarily due to an increase of $1.8 million in personnel costs, including salaries, bonuses, benefits and share-based compensation, and $1.3 million of additional outside services resulting primarily from the use of additional consultants, contracted services and legal fees for patents. Additionally, occupancy expenses increased $0.2 million and registration fees increased $0.1 million. These increases were partially offset by a $0.3 million decrease in software and computer supplies expense as our new enterprise resource planning system was implemented in 2015 and a $0.1 million decrease in marketing expenses.

Impairment Loss on Property and Equipment

We recognized an impairment loss on property and equipment of $27.3 million for the year ended December 31, 2017, compared with $0.7 million and $0 for the years ended December 31, 2016 and 2015, respectively. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Impairment of Centerpoint and CTI Facilities and Construction-in-Progres

During March 2017, we determined that we no longer planned to develop our Centerpoint facility. In our statement of operations for the year ended December 31, 2017, we recorded an impairment loss of $18.3 million related to Construction-in-progress on the property. The property was sold during the fourth quarter of 2017.

Additionally, we determined during the three months ended March 31, 2017 that we would no longer need to develop various equipment included in Construction-in-progress under our current manufacturing plans. As such, we entered into agreements and understandings with various vendors to attempt to sell or dispose of this equipment at prices less than our carrying value. Accordingly, we determined that the fair value of this equipment held for sale was $0.6 million as of December 31, 2017 and recorded an impairment loss of $1.2 million during the year ended December 31, 2017. Additionally, during the year ended December 31, 2017 we recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress that had to be abandoned or had no net realizable value at our Centerpoint facility.

We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million at our CTI facility during the first quarter of the year ended December 31, 2017.

Impairment of Capital Leases

In August 2016, we entered into two power generation agreements with an electric utility company. We have accounted for the power generation agreements as capital leases for financial reporting purposes. Under the power generation agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at the Centerpoint facility to provide required electrical loads. Property, plant and equipment included $2.4 million as of December 31, 2016 under the power generation agreements in the Construction-in-progress account. In connection with the decision to no longer develop our Centerpoint facility, we recorded an impairment loss of $0.1 million during the year ended December 31, 2017. The property was sold during the fourth quarter of 2017.

Impairment of Property and Equipment

We recognized an impairment loss on property and equipment of $0.7 million for the year ended December 31, 2016. Prior to 2016, we planned to use a semi-automated manufacturing process for commercial supply. Under our new strategy, if we are able to successfully develop rocapuldencel-T, we currently plan to use a fully manual manufacturing process to supply rocapuldencel-T for product launch and then transition to a semi-automated manufacturing process following product launch and commercialization. As a result of this change in plans for manufacturing rocapuldencel-T, we determined in the fourth quarter of 2016 that we will not require three isolator machines that were under construction and in various stages of completion by a vendor for the semi-automated manufacturing process. In March 2017, we sold the three isolator machines to third parties at prices less than our carrying value. Accordingly, we determined that the fair value of these three isolator machines was $1.5 million as of December 31, 2016 and an impairment loss of $0.7 million was recognized during the year ended December 31, 2016.

Restructuring Costs

We recognized restructuring costs of $6.0 million during the year ended December 31, 2017, compared with $0 during both the years ended December 31, 2016 and 2015. Following the February 2017 recommendation of the IDMC to discontinue the ADAPT trial for futility based on its planned interim data analysis, we implemented a restructuring of our operations and recorded impairments of property and equipment and leases, as discussed above.

Workforce Action Plan

On March 10, 2017, we enacted a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 46 employees (or 38%) from 122 employees to 76 employees in March 2017. Through additional targeted reductions and attrition, the workforce was further reduced to 39 employees as of December 31, 2017. The principal objective of the reduction was to enable us to conserve our financial resources while we conducted a review of the preliminary ADAPT trial data set and discussed the data with the FDA. During the year ended December 31, 2017, we recognized $1.2 million in severance costs and $3.2 million in stock-based compensation expense from the acceleration of stock options and restricted stock for the employees associated with the workforce reduction.

CTI Lease Agreement

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at CTI on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. We had intended to utilize this facility to prepare for a biologics license application, or BLA, to the U.S. Food & Drug Administration and to support initial commercialization of rocapuldencel-T. We had expected to complete the initial build-out and equipping of the facility, including capacity qualification necessary for BLA filing, by the end of the first quarter of 2018. As a result of the IDMC recommendation in February 2017 to discontinue the ADAPT trial, we initiated discussions with the landlord of the CTI facility regarding the termination of this lease.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. We never occupied the leased space. In the termination notice, the landlord asserted that we were in default under the lease due to nonpayment of invoices for up-fit costs. We did not dispute the occurrence of the event of default or the termination of the lease and did not seek to cure the default. In the termination notice, the landlord stated that we were liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between our scheduled rent for the remainder of the term of the lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the lease. We had instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, we entered into the lease termination agreement with the landlord terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the lease termination agreement, we have no further obligations under the lease. During the year ended December 31, 2017, we recorded a lease termination fee of $1.6 million, which is included in restructuring costs on the statement of operations. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the year ended December 31, 2017.

We believe that our current Technology Drive and Patriot Center facilities are sufficient for the manufacture of rocapuldencel-T and AGS-004 to support our ongoing clinical trials and any potential clinical trials that may be initiated in the near-term.

Gain on Disposal of Impaired Property

We recognized a gain on the disposal of impaired property of $2.8 million during the year ended December 31, 2017 compared with $0 during both the years ended December 31, 2016 and 2015. This gain resulted from the $1.8 million of proceeds that we received in connection with the sale of the Centerpoint facility and the $1.0 million gain from the disposal of certain property from the Saint-Gobain debt restructuring, both of which occurred during the fourth quarter of 2017 (see sections entitled Impairment of Centerpoint Facility and Construction-in-Progress above and Gain on Early Extinguishment of Debt below for further details).

Interest Expense

Interest expense was $1.3 million for the year ended December 31, 2017 compared with $1.8 million for the year ended December 31, 2016, a decrease of $0.5 million or 26.3%. The decrease resulted from our repayment of the Loan Agreement on March 6, 2017, which was partially offset by the interest expense we incurred following our decision to no longer capitalize the interest related to construction of our Centerpoint facility as we decided not to proceed with our plans to develop this facility.

Interest expense was $1.8 million for the year ended December 31, 2016, compared with $2.3 million for the year ended December 31, 2015, a decrease of $0.5 million or 21.6%. The decrease primarily resulted from the capitalization of interest payments on our debt related to Construction-in-progress during 2016.

Total interest cost during the year ended December 31, 2016 was $3.8 million, which included $2.0 million of capitalized interest related to Construction-in-progress. Total interest cost during the year ended December 31, 2015 was $3.1 million, which included $0.9 million of capitalized interest related to Construction-in-progress. Interest capitalized to Construction-in-progress is not included in interest expense. We did not capitalize interest related to Construction-in-progress during the year ended December 31, 2017.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $2.4 million during the year ended December 31, 2017 compared with $0 for both the years ended December 31, 2016 and 2015. This gain resulted from three separate transactions during 2017.

On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid on March 6, 2017 a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the $23.1 million. We recognized a gain on this early extinguishment of debt of $0.2 million during the year ended December 31, 2017.

As of June 30, 2017, we had recorded a manufacturing research and development obligation payable to our vendor Invetech on our consolidated balance sheet at $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest. On September 22, 2017, we entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, we recognized a gain on the early extinguishment of debt of $1.5 million during the year ended December 31, 2017.

As of September 30, 2017, we had recorded accrued expenses of $4.8 million payable to our vendor Saint-Gobain. On November 22, 2017, we entered into the Saint-Gobain Satisfaction and Release Agreement with Saint-Gobain. Under the Saint Gobain Satisfaction and Release Agreement, we agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $0.5 million, (ii) 34,499 shares of common stock, (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to us by Saint-Gobain under the Saint-Gobain Development Agreement, on account of and in full satisfaction and release of all of our payment obligations to Saint-Gobain arising under the Saint-Gobain Development Agreement, prior to the date of the Saint-Gobain Satisfaction and Release Agreement, including the development fees and charges. As a result, we recognized a gain on the early extinguishment of debt of $0.6 million during the year ended December 31, 2017.

Change in Fair Value of Warrant Liability

The gain from the change in fair value of the warrant liability was $20.8 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively. There were no warrants classified as a liability to purchase common stock outstanding during the year ended December 31, 2015.

The 2017 and 2016 gain amounts represent the change in the fair value of our liability for the warrants issued in August 2016, which contained provisions that could require cash settlement and were therefore recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The gain of $20.8 million from the warrant liability during the year ended December 31, 2017 was due to a significant decline in the price of our common stock and a shorter expected life of the August 2016 warrants. As of December 31, 2017, the fair value of the August 2016 warrants was $0.2 million.

The gain from the change in fair value of the warrant liability was $1.0 million for the year ended December 31, 2016, compared with $0 for the year ended December 31, 2015. This gain represented the decrease in the fair value of our warrant liability during the year ended December 31, 2016 for the August 2016 warrants. The fair value of the August 2016 warrants declined by $1.0 million from an initial valuation of $21.9 million to $20.9 million during the year ended December 31, 2016 primarily due to a slight decline in the price of our common stock and a shorter expected life of the August 2016 warrants.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had cash and cash equivalents of $15.2 million and working capital of $7.6 million.

Since our inception in May 1997 through December 31, 2017, we have funded our operations principally with $353.2 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $107.3 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

Troubled Debt Restructuring with Invetech. As of June 30, 2017, we had recorded a manufacturing research and development obligation payable to Invetech on our consolidated balance sheet of $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest. On September 22, 2017, we entered into the Invetech Satisfaction and Release Agreement. Under the Invetech Satisfaction and Release Agreement, we agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of our common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of our payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Invetech Satisfaction and Release Agreement, including our obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound annually. For the quarterly period ended December 31, 2017, we paid Invetech $200,000 in cash under the note. We also are required to make a quarterly installment payment under the note for the fiscal quarter ending March 31, 2018 in an aggregate amount of up to $0.4 million, consisting of (i) cash in the amount of $0.2 million and (ii) if certain specified conditions are met as of the corresponding payment date, up to $0.2 million of shares of our stock. For the fiscal quarters ending June 30, 2018 through March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of our common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $150,000, payable in cash. Subject to Invetech’s conversion rights, we may prepay the note in full or in part at any time without penalty or premium.

The note also provides that on the anniversary of the issue date of the note for each of the first three years following the issue date, the outstanding principal amount of the note, if any, plus accrued and unpaid interest thereon shall automatically be deemed to be reduced by $250,000, if and only if we have paid all debt service payments due under the note on or prior to the relevant anniversary date and no event of default, fundamental transaction or change of control, each as defined in the note, has occurred on or prior to such anniversary date.

Upon maturity of the note or at any time within 75 days of such maturity, or upon the occurrence of certain events of default, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of our common stock. Upon a change of control pursuant to which Invetech has a redemption right, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest, less any remaining installment payments required to be made in cash, into shares of our common stock. In each case, the number of shares of common stock issuable upon such complete or partial conversion of the note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $10.00 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction). We will be required to pay any amount not so converted in cash.

Troubled Debt Restructuring with Saint-Gobain. As of September 30, 2017, we had recorded accrued expenses of $4.8 million payable to Saint-Gobain. On November 22, 2017, we entered into the Saint-Gobain Satisfaction and Release Agreement. Under the Saint Gobain Satisfaction and Release Agreement, we agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $0.5 million, (ii) 34,499 shares of common stock, (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to us by Saint-Gobain under the Saint-Gobain Development Agreement, on account of and in full satisfaction and release of all of our payment obligations to Saint-Gobain arising under the Saint-Gobain Development Agreement, prior to the date of the Saint-Gobain Satisfaction and Release Agreement, including the development fees and charges. As a result, we recognized a gain on the early extinguishment of debt of $0.6 million during the year ended December 31, 2017.

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound quarterly. For the quarterly period ended December 31, 2017, we paid Saint-Gobain $270,000 in cash under the note. We are required to make a quarterly installment payment under the note for the fiscal quarter ending March 31, 2018, in an aggregate amount of up to $340,000, consisting of (i) cash in the amount of $200,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $140,000 of shares of our common stock. For the fiscal quarters ending June 30, 2018 and September 30, 2018, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $245,000, consisting of (i) cash in the amount of $125,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of our common stock. For the fiscal quarters ending December 31, 2018 and March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of our common stock. For the fiscal quarter ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the stock price of the common stock at the time is less than $4.058 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then we will be required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $100,000, payable in cash. For the year ended December 31, 2017, we made an installment payment of $270,000 under the note.

Upon maturity of the note or at any time during the 75-day period prior to the maturity date of the note, Saint-Gobain may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of our common stock. We will be required to pay any amount not so converted in cash. Upon a change of control pursuant to which Saint-Gobain has a redemption right, Saint-Gobain may, at its option, elect to convert any amount of the outstanding principal and accrued interest, less any remaining installment payments required to be made in cash, into shares of our common stock. We will be required to pay any amount not so converted in cash. Upon the occurrence of certain events of default, Saint-Gobain may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of our common stock. We will be required to pay any amount not so converted in cash. In each case, the number of shares of common stock issuable upon such complete or partial conversion of the note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $10.00 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction). Unless Saint-Gobain has elected to exercise these conversion rights, we, subject to specified exceptions, may prepay the note in whole or in part, in cash, at any time without penalty or premium.

Venture Loan and Security Agreement. In September 2014, we entered into the Loan Agreement with the Lenders, under which we borrowed $25.0 million in two tranches of $12.5 million each.

The per annum interest rate for each tranche was a floating rate equal to 9.25% plus the amount by which the one-month LIBOR exceeds 0.50% (effectively a floating rate equal to 8.75% plus the one-month LIBOR Rate). The total per annum interest rate could not exceed 10.75%.

On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of common stock at an exercise price of $26.00 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of our outstanding indebtedness and obligations to the Lenders under the Loan Agreement were deemed paid in full, and the Loan Agreement and the notes thereunder were terminated.

At-the-Market Offering. On May 8, 2015, we filed a shelf registration statement on Form S-3, or the 2015 Shelf, with the SEC, which covers the offering, issuance and sale of up to $125.0 million of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants. We simultaneously entered into a sales agreement, or the Original Sales Agreement, with Cowen and Company LLC, or Cowen, to provide for the offering, issuance and sale of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2015 Shelf. The 2015 Shelf was declared effective by the SEC on May 14, 2015.

On January 9, 2017, we filed a shelf registration statement on Form S-3, or the 2017 Shelf, with the SEC, which covers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities, depositary shares, purchase contracts, purchase units and warrants and which became effective on January 24, 2017. On February 2, 2018, we amended and restated the Original Sales Agreement with Cowen, or the Amended and Restated Sales Agreement, in order to increase the maximum aggregate offering price of our shares of common stock that may be offered from time to time in “at-the-market offerings” by $15.0 million from $30.0 million to $45.0 million. On February 2, 2018, we filed a prospectus supplement with the SEC in connection with the issuance and sale of the additional shares available under the 2017 Shelf. We refer to the Original Sales Agreement and the Amended and Restated Sales Agreement collectively as the Sales Agreement.

Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. During the year ended December 31, 2016, we sold 43,634 shares of common stock pursuant to the Original Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs. During the year ended December 31, 2017, we sold 3,373,967 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $15.5 million, net of commissions and issuance costs. As of March 16, 2018, we had raised an additional $7.3 million of proceeds through the sale of our common stock subsequent to December 31, 2017 under the Sales Agreement and $15.8 million remained available for sale under the Sales Agreement.

Follow-On Public Offering . On August 2, 2016, we issued and sold 454,545 shares of common stock and warrants to purchase an aggregate of 340,909 shares of common stock, in an underwritten public offering at a price to the public of $110.00 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The warrants have an exercise price of $110.00 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to us of the offering were approximately $48.2 million after deducting underwriting discounts and commissions and offering expenses.

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

In addition, at Pharmstandard’s election, Pharmstandard may convert the entire principal and interest of the note into shares of our common stock at a price per share equal to $10.00. However, Pharmstandard will not be permitted to convert the entire note if such conversion would result in Pharmstandard and its affiliates holding shares that exceed 39.9% of the total number of outstanding shares of our common stock or 39.9% of the combined voting power of all of our outstanding securities. To the extent that conversion of the entire note would cause Pharmstandard and its affiliates to exceed these thresholds, Pharmstandard may convert a portion of the note to the extent these thresholds are not exceeded by such partial conversion.

Pharmstandard is our largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 18.83% of our outstanding common stock as of February 28, 2018. In addition, two members of our board of directors are closely associated with Pharmstandard.

We paid $23,000 in legal expenses of Pharmstandard, including legal expenses incurred in connection with our resale registration obligations set forth in a registration rights agreement that we entered into with Pharmstandard. We have granted Pharmstandard, and Pharmstandard has granted us, indemnification rights with respect to each parties’ respective representations, warranties, covenants and agreements under the note purchase agreement.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(61,021)	$(40,677)	$(35,425)
Investing activities	8,923	(14,327)	316
Financing activities	21,062	101,810	(2,684)
Effect of exchange rate changes on cash	(24)	4	8
Net increase (decrease) in cash and cash equivalents	$(31,060)	$46,810	$(37,785)

Operating Activities.  Net cash used in operating activities of $61.0 million during the year ended December 31, 2015 was primarily a result of our $74.8 million net loss, partially offset by non-cash items of $7.2 million and changes in operating assets and liabilities of $6.6 million. These non-cash items primarily consisted of depreciation and amortization expense of $0.7 million, share-based compensation expense of $4.0 million, payment of $2.1 million for research and development services through the issuance of shares of common stock and amortization of debt issuance costs and debt discounts of $0.3 million. In addition, accrued expenses increased by $0.8 million, prepaid expenses and other receivables decreased by $0.2 million, long-term deferred liabilities increased by $1.5 million and the long-term portion of our manufacturing research and development obligation increased by $4.3 million, which were partially offset by a decrease in accounts payable of $0.1 million.

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

Net cash used in operating activities of $35.4 million during the year ended December 31, 2017 was primarily a result of our $40.6 million net loss and an increase in net operating assets of $6.7 million, partially offset by non-cash items of $11.9 million. The increase in net operating assets reflects a decrease in accrued expenses of $3.6 million, a decrease in accounts payable of $2.2 million, a decrease in manufacturing research and development obligation of $0.4 million, an increase in prepaid expenses and other receivables of $0.4 million and a decrease in deferred liabilities of $0.1 million. The non-cash items primarily reflect an impairment loss on property and equipment of $27.3 million, compensation expense related to stock options of $8.9 million, depreciation and amortization expense of $1.0 million and interest accrued on long term debt of $0.7 million, partially offset by a decrease in the fair value of the warrant liability of $20.7 million, a gain on the early extinguishment of debt of $2.4 million and a gain on the disposal of assets held for sale of $2.8 million.

Investing Activities.  Net cash provided by (used in) investing activities was $8.9 million, ($14.3) million and $0.3 million for the years ended December 31, 2015, 2016 and 2017, respectively. Cash provided by and used in investing activities during each of these periods primarily reflected our purchases of property and equipment and purchases and maturities of short-term investments.

Cash provided by investing activities during the year ended December 31, 2015 included $20.7 million in proceeds from maturities of short-term investments and the receipt of $0.6 million from a restricted cash account securing a letter of credit, partially offset by purchases of property and equipment of $9.7 million and purchases of short-term investments of $2.7 million. Cash used in investment activities during the year ended December 31, 2016 consisted of $15.3 million of purchases of property and equipment, partially offset by proceeds of $1.0 million from maturities of short-term investments. Cash provided by investing activities during the year ended December 31, 2017 consisted of $3.7 million of purchases of property and equipment, offset by proceeds of $3.3 million from the sale of property and equipment and the receipt of $0.7 million from a restricted cash account securing a letter of credit.

Financing Activities. Net cash provided by financing activities was $21.1 million and $101.8 million for the years ended December 31, 2015 and 2016, respectively. Net cash used in financing activities was $2.7 million for the year ended December 31, 2017.

Cash provided by financing activities for the year ended December 31, 2015 consisted of $12.5 million of loan proceeds from our Loan Agreement, $8.6 million of proceeds from the sale of common stock and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $35,480 of payments on notes payable. Cash provided by financing activities for the year ended December 31, 2016 consisted primarily of proceeds of $105.2 million from the issuance and sale of common stock and warrants under a private placement financing and a follow-on public offering and from the issuance and sale of common stock pursuant to the Sales Agreement. Additionally, cash provided by financing activities during the year ended December 31, 2016 also included $0.3 million of proceeds from the exercise of common stock warrants and $0.4 million of proceeds from the exercise of stock options and from our employee stock purchase plan, partially offset by $2.4 million from the payment of stock issuance costs, $1.6 million in payments on notes payable and $0.2 million in payments on our facility lease obligation and capital lease obligations. Cash used in financing activities for the year ended December 31, 2017 consisted of $23.6 million for repayment of the Loan Agreement and $0.5 million of payments on convertible notes payable, partially offset by $6.0 million of proceeds from the issuance of the convertible note issued to Pharmstandard and $15.5 million of proceeds from the issuance of common stock through our at-the-market offering.

Other Significant Changes in the Consolidated Balance Sheet as of December 31, 2017 Compared with December 31, 2016

Property and equipment, net, decreased by $37.4 million from $41.0 million to $3.6 million from December 31, 2016 to December 31, 2017 primarily due to impairment charges of $27.3 million and the reclassification of $10.3 million of property to current Assets held for sale, of which $0.6 million remained as of December 31, 2017.

Notes payable decreased by $25.1 million from $30.1 million to $5.0 million from December 31, 2016 to December 31, 2017, primarily due to the early pay-off of our Loan Agreement in March 2017.

Convertible notes payable increased to $14.5 million from $0 from December 31, 2016 to December 31, 2017, primarily due to the issuance of a $6.0 million convertible note plus accrued interest to Pharmstandard in June 2017, the issuance of a $5.2 million convertible note plus accrued interest to Invetech in August 2017 pursuant to a troubled debt restructuring transaction and the issuance of a $2.4 million convertible note plus accrued interest to Saint-Gobain in November 2017 pursuant to a troubled debt restructuring transaction.

Manufacturing research and development obligation decreased to $0 from $8.2 million from December 31, 2016 to December 31, 2017 as a result of the Invetech troubled debt restructuring transaction.

The fair value of our warrant liability decreased by $20.7 million from December 31, 2016 to December 31, 2017 from $20.9 million to $0.2 million primarily as a result of the decline in the market price of our common stock relative to the exercise price of the warrants.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, rocapuldencel-T or AGS-004. Despite our cost containment measures, including the March 2017 workforce reduction, we expect that our ongoing expenses will be substantial and may increase in connection with our ongoing activities, particularly as we continue our ADAPT trial of rocapuldencel-T, if we initiate additional clinical trials of rocapuldencel-T and AGS-004, and, provided that we continue the development of our programs, seek regulatory approval for our product candidates and to establish a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

As of December 31, 2017, we had cash and cash equivalents of $15.2 million and working capital of $7.6 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018. This raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional capital prior to such time in order to continue to operate our business beyond that time. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to us, or at all. Under these circumstances, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

Our future capital requirements will depend on many factors, including:

•	our decision to continue development of rocapuldencel-T and our pivotal Phase 3 ADAPT clinical trial;

•	the progress and results of any investigator initiated clinical trials of rocapuldencel-T that we may support;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication and the planned investigator-initiated clinical trial of AGS-004 that we support and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the development, initiation and support of additional clinical trials of rocapuldencel-T in mRCC or other indications and AGS-004 in HIV;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates or for the PD1 monoclonal antibodies which we have an option to in-license, should we decide to exercise our option;

•	the costs and timing of establishing a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $4.0 million in principal remaining outstanding under the loan under our license agreement with Medinet;

•	payments due under our agreement with Medpace for the conduct of the ADAPT clinical trial;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute rocapuldencel-T outside North America and arrangements for the development and commercialization of our non-oncology product candidates, including AGS-004.

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

In 2017, we received several deficiency letters from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we were not in compliance with various requirements for continued listing on The Nasdaq Global Market, including the $50 million minimum market value of listed securities requirement, the $1.00 minimum bid price, the $15 million minimum market value of publicly held shares requirement. In October 2017, we received two letters from The Nasdaq Global Market with respect to these deficiencies providing that, unless we requested a hearing before a Nasdaq Hearing Panel, our common stock would be delisted. In January 2018, we had a hearing before the Nasdaq Qualifications Listing Panel, or the Panel, at which we requested continued listing pending our return to compliance with such requirements. On January 17, 2018, we received a determination from Nasdaq indicating that our listing would be transferred from The Nasdaq Global Market to The Nasdaq Capital Market, provided that we demonstrated, on or before February 2, 2018, a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days, that, on or before April 24, 2018, we satisfied the $2.5 million stockholders’ equity requirement and demonstrated our ability to maintain compliance with the minimum stockholders’ equity requirement through the end of fiscal 2018, among other actions, and that we continued to meet the requirements for continued listing on The Nasdaq Capital Market. On February 15, 2018 we received formal notice from Nasdaq that we have evidenced full compliance with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Capital Market. We are not currently in compliance with the stockholders’ equity requirement. If we are unable to regain compliance to the satisfaction of the Panel and our common stock is delisted from trading, our ability to raise capital to continue to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration will be impaired.

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

These collaboration agreements are accounted for in accordance with Accounting Standards Update, or ASU, No. 2009-13, Topic 605—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. This guidance requires the application of the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists; otherwise, third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately as the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Our license agreements with Pharmstandard, Green Cross, Medinet and Lummy HK provide for, and any future license agreements we may enter into may provide for, milestone payments. Revenues from milestones, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation. If no performance obligation exists, milestones are recognized when earned. Pharmstandard is considered a related party based on Pharmstandard’s ownership of our stock.

Our current license agreements with Pharmstandard, Green Cross, Medinet and Lummy HK provide for, and any future license agreements we may enter into may provide for, royalty payments. To date, we have not received any royalty payments and accordingly have not recognized any related revenue. We will recognize royalty revenue upon the sale of the related products, provided we have no remaining performance obligations under the arrangements.

We record deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

In September 2006, we entered into a multi-year research contract with the NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We are using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. Since September 2010, we have received reimbursement of our allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on our actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. We agreed to an additional modification of our contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to us by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. On June 29, 2016, a contract modification was agreed to that extended the NIH and NIAID’s commitment under the contract to July 31, 2018. We have agreed to a statement of work under the contract, and are obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

We recognize revenue from reimbursements earned in connection with the NIH and NIAID contract as reimbursable costs are incurred. We recognize revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

For the years ended December 31, 2015, 2016 and 2017, we recorded revenue under the NIH and NIAID agreement of $448,273, $807,968 and $177,926, respectively. We have recorded total revenue of $38.3 million through December 31, 2017 under the NIH and NIAID agreement. As of December 31, 2017, there was up to $1.5 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2016 and 2017, we recorded a receivable from the NIH and NIAID of $136,140 and $31,977, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement. Any of the funding sources may request reimbursement for expenses or return of funds, or both, as a result of noncompliance by us with the terms of the grants. No reimbursement of expenses or return of funds for noncompliance has been requested or made since inception of the contract and grants.

Liability for Warrants and the Related Changes in Fair Value

On August 2, 2016, we issued warrants to purchase 454,545 shares of common stock at an exercise price of $110.00 expiring on August 2, 2021, in connection with the Company’s follow-on offering. The warrants had an original life of five years and remain outstanding as of December 31, 2017. The warrants include provisions that could require cash settlement and are therefore recorded as a liability on our balance sheet at their estimated fair value on the date of issuance and at each reporting period. As of the end of each subsequent reporting period, the warrants are required to be remeasured at fair value. Changes in fair value from the previous reporting period are recorded as a gain or loss in other income or expense in our statement of operations. If the warrants increase in fair value from the previous reporting period, the liability increases and a loss is recorded. Conversely, if the warrants decrease in fair value, the liability decreases and a gain is recorded.

The fair value of the warrants is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are estimates and assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. Our estimates underlying the assumptions used in the Black-Scholes valuation model are subject to risks and uncertainties. These estimates and assumptions may change over time and such changes will affect the fair value of the warrants.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the expected life of the August 2016 Warrants. An increase in the risk-free interest rate will increase the value of the warrants. The dividend yield percentage is zero because we neither currently pay dividends nor do we intend to do so during the expected term of the warrants. Expected stock price volatility is based on the weighted average of the Company’s historical common stock volatility and the volatility of several peer public companies. An increase in the expected stock price volatility will increase the value of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. As the expected life of the warrants decreases, so will the fair value. The assumptions used to value the warrants as of December 31, 2016 and 2017 were as follows:

	December 31, 2016	December 31, 2017

Exercise price of warrants	$110.00	$110.00
Closing underlying stock price	$98.00	$3.00
Expected stock price volatility	84%	112%
Expected life (in years)	4.58	3.58
Risk-free interest rate	1.93%	2.04%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$61.38	$0.49
Total liability for warrants on the balance sheet	$20,926,061	$167,636
Decrease in fair value during the year ended	$1,007,352	$20,758,425

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

        •       We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

The assumptions that we used in the Black-Scholes option-pricing model for the years ended December 31, 2015, 2016 and 2017, are set forth below:

	2015	2016	2017
Risk-free interest rate	2.05%	1.50%	2.26%
Dividend yield	0%	0%	0%
Expected option term (in years)	7	7	7
Volatility	87%	82%	86%

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases for existing facilities and equipment	$2,955	$602	$1,297	$1,027	$29
Convertible note payable to Pharmstandard, including interest	9,448	—	—	9,448	—
Convertible note payable to Invetech, including interest	5,846	1,300	4,546	—	—
Convertible note payable to Saint-Gobain, including interest	2,335	1,050	1,285	—	—
Note payable to Medinet, including interest	4,992	4,992	—	—	—
Other notes payable, including interest	14	14	—	—	—
Total	$25,590	$7,958	$7,128	$10,475	$29

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

For more information, see Note 6 of the consolidated financial statements for a description of the convertible notes payable to Pharmstandard, Invetech and Saint-Gobain, and the note payable to Medinet.

Net Operating Losses

As of December 31, 2017, we had U.S. federal and state, and Canadian federal and provincial net operating loss carryforwards of $300.8 million, $338.5 million, $6.1 million, and $6.1 million, respectively. These net operating loss carryforwards begin to expire in 2018, 2017, 2026 and 2026, respectively. As of December 31, 2017, we also had unlimited Luxembourg net operating loss carryforwards of $217,000. As of December 31, 2017, we had U.S. federal and state tax credit carryforwards of $8.2 million and $0.3 million, respectively. These credit carryforwards begin to expire in 2020 and 2024, respectively. As of December 31, 2017, we had Canadian investment tax credit carryforwards of $0.03 million that begin to expire in 2024. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain of our stockholders by more than 50 percentage points over a three-year testing period. We believe that we experienced an ownership change during 2014 under Section 382. Due to the Section 382 limitation resulting from the ownership change, $28.2 million of our U.S. federal net operating losses are expected to expire unused. Additionally, our U.S. federal tax credits and state net operating losses may be limited. The amount of U.S. federal net operating losses expected to expire due to the Section 382 limitation has not been recognized in our consolidated financial statements as of December 31, 2017. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax credit carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.

As of December 31, 2017, we have received $2.9 million in refunds through scientific research and experimental development tax credits through our consolidated subsidiary in Canada.

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

All of our other debt instruments and liabilities that incur interest charges do so at fixed rates. We incur interest expense at fixed rates under the promissory note payable to Medinet (3% per annum), the convertible note payable to Pharmstandard (9.5% per annum), the convertible note payable to Invetech (6% per annum), the convertible note payable to Saint-Gobain (6% per annum) and other notes payable (8.31% per annum).

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the financial statement schedule required by this item, together with the report of our independent registered public accounting firm and the notes to our financial statements, appear on pages F-1 through F-43 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information On March 28, 2018, our compensation committee approved restricted stock awards for 27,150 shares of common stock for Mr. Abbey, 67,887 shares of common stock for Dr. Nicolette and 22,629 shares of common stock for Dr. Katz. The restricted stock awards are subject to a lapsing right of repurchase, which will lapse with respect to 50% of the shares on June 15, 2018 and with respect to the remaining 50% of the shares on December 14, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and directors as of February 28, 2018.

Name	Age	Position
Jeffrey D. Abbey	56	President, Chief Executive Officer and Director
Charles A. Nicolette, Ph.D.	55	Chief Scientific Officer and Vice President of Research and Development
Richard D. Katz, M.D.	54	Vice President and Chief Financial Officer
Lori R. Harrelson	48	Vice President of Finance
Hubert Birner, Ph.D.(1)(3)	52	Chairman of the Board of Directors
Robert F. Carey(1)(2)	60	Director
Igor Krol	45	Director
Richard G. Morrison(1)(2)	82	Director
Irackly Mtibelishvily (3)	46	Director
Sander van Deventer M.D., Ph.D.	63	Director

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

Lori R. Harrelson has served as our vice president of finance since July 2011. Ms. Harrelson served as our director of finance and accounting from January 2007 to July 2011 and as our director of accounting and financial reporting from September 2004 to January 2007. Prior to joining us, Ms. Harrelson served as manager at LipoScience, Inc., a diagnostic company, from 2001 to 2004 and a senior auditor at Ernst & Young, from 1997 to 2001. Ms. Harrelson received a B.S. in finance from East Carolina University and is a certified public accountant.

Hubert Birner, Ph.D. has served as chairman of our board of directors since 2005 and a member of our board of directors since 2001. Dr. Birner joined the Munich office of TVM Capital, a venture capital firm and an affiliate of ours, as an investment manager in 2000 and currently serves as the managing partner of the firm. From 1998 to 2000, Dr. Birner served as head of European business development and director of marketing for Germany at Zeneca Agrochemicals, a biopharmaceutical company. Prior to joining Zeneca Agrochemicals, Dr. Birner served as a management consultant in McKinsey & Company’s European healthcare and pharmaceutical practice. Dr. Birner currently serves on the board of directors of Proteon Therapeutics, Inc., Acer Therapeutics Inc., which are publicly traded companies, and Noxxon Pharma BV, AL-S Pharma AG, Centogene AG and SpePharm Holdings BV, which are privately traded companies. Dr. Birner previously served on the board of directors of Horizon Pharma, Inc., Bioxell SA, Evotec AG, Probiodrug AG and Jerini AG. Dr. Birner received an M.B.A. from Harvard Business School and a doctorate in biochemistry from Ludwig-Maximilians University in Munich, Germany. His doctoral thesis was honored with the Hoffmann-La Roche prize for outstanding basic research in metabolic diseases. We believe that Dr. Birner is qualified to serve as chairman of our board of directors due to his extensive experience with biopharmaceutical companies and his years of experience providing strategic and advisory services to pharmaceutical and biotechnology companies as a lead director and investor.

Robert F. Carey has served as a member of our board of directors since September 2015. Mr. Carey has been executive vice president, chief business officer for Horizon Pharma plc since March 2014. Prior to that, Mr. Carey served as managing director and head of the healthcare investment banking group at JMP Securities LLC, or JMP, a full-service investment bank, from March 2003 to March 2014. Prior to joining JMP, Mr. Carey was a managing director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities International, Inc. Mr. Carey also has held roles at Shearson Lehman Hutton and Ernst & Whinney. Mr. Carey received his B.A. in accounting from the University of Notre Dame. We believe that Mr. Carey is qualified to serve on our board of directors due to his valuable and relevant healthcare investment banking experience with financings, mergers, acquisitions and global expansion and other strategic transactions as well as his role as a CPA supporting the audits of public and private corporations, which we expect will assist Mr. Carey in fulfilling his duties as chair of our audit committee.

Igor Krol has served as a member of the board of directors since June 2016. Mr. Krol has been chief executive officer of Veset International Ltd., or Veset, a software company since June 2015. Prior to that, Mr. Krol served as chief operating officer of Veset from November 2013 to May 2015. Prior to joining Veset, Mr. Krol spent 12 years in investment banking at Sberbank CIB as senior director from March 2012 to June 2013 and Citigroup Investment Banking, or Citigroup as director from March 2001 to January 2012. Mr. Krol still maintains an advisory role with Pharmstandard, one of our principal stockholders. Prior to that, Mr. Krol worked at Nestle, a global consumer company in varying roles including finance and purchasing between 1996 and 1999. Mr. Krol holds an M.B.A. degree from INSEAD, Fontainebleau, France, and B.A. in Systems Engineering from MIREA Technical University, Moscow, Russia. We believe that Mr. Krol is qualified to serve on our board of directors due to his relevant corporate finance and investment banking experience with mergers, acquisitions and financings, as well experience in operational, financial and information technology matters.

Richard G. Morrison has served as a member of the board of directors since September 2017. Dr. Morrison served on the faculty of the Cameron School of Business at the University of North Carolina Wilmington from January 1995 until December 2015 when he retired. Prior to joining the Cameron School of Business, Mr. Morrison spent the majority of his career at Eli Lilly and Company where he served for thirty years in a variety of international leadership roles, including most recently as president and general manager of Lilly’s operations in Latin America. Prior to serving as president and general manager of Lilly’s operations in Latin America, Dr. Morrison held several marketing and executive management positions in Europe, Africa and the Middle East, in both the pharmaceutical and agricultural divisions of the company.. Dr. Morrison has also served on a number of boards of directors of companies in the medical industry, including aaiPharma, Inc. (now Alcami Corporation), a public pharmaceutical company, BeaconMedaes LLC (now Atlas Copco North America LLC), a private medical device company, Icagen, Inc., a public biotechnology company and the Diatron Group, a private medical instruments company. Dr. Morrison holds Masters and Ph.D. degrees from Louisiana State University and a B.S. degree from Stephen F. Austin University in East Texas, and served in the United States Navy. Over the years he has served on the boards of numerous charitable organizations, including the Raleigh North Carolina Chapter of the Juvenile Diabetes Research Foundation and the North Carolina Methodist Home for Children, and is co-Chair of the Mission of Hope for Sierra Leone, an organization dedicated to improving healthcare in Africa. We believe that Mr. Morrison is qualified to serve on our board of directors due to his variety of international leadership roles and experience in executive management positions in the pharmaceutical industry.

Irackly Mtibelishvily has served as a member of our board of directors since 2016. Since 1998, Mr. Mtibelishvily has served in several capacities for Citigroup. Since 2012, Mr. Mtibelishvily has held the position of managing director and chairman of corporate and investment banking for Russia and CIS at Citigroup and in December 2015 was appointed chairman of corporate and investment banking for Central and Eastern Europe Middle East and Africa. Mr. Mtibelishvily is a specialist in corporate finance, capital markets, securities, and mergers and acquisitions. Prior to joining Citigroup, Mr. Mtibelishvily was with the multinational law firm Clifford Chance LLP from 1994 to 1998. Mr. Mtibelishvily earned a master of international legal studies degree from the Moscow State Institute of International Relations and a master of laws degree from the University of Virginia Law School. We believe that Mr. Mtibelishvily is qualified to serve on our board of directors due to his 25 years of transactional and management experience in the field of investment banking and corporate finance.

Sander van Deventer, M.D., Ph.D. has served as a member of our board of directors since 2001. Dr. van Deventer has been a general partner of Forbion Capital Partners (formerly ABN AMRO Capital), an affiliate of ours, since 2006. From 2008 to 2009, he served as the chief executive officer of Amsterdam Molecular Therapeutics, or AMT, a gene therapy company that he co-founded in 1998. He has also served as a member of AMT’s board of directors since 2007 and as a member of the board of directors of UniQure N.V. (formerly UniQure B.V.) since February 2014. Dr. van Deventer has also served as a professor of translational gastroenterology at Leiden University since 2008. He received an M.D. and Ph.D. from the University of Amsterdam. We believe that Dr. van Deventer is qualified to serve on our board of directors due to his experience as a founder of a biopharmaceutical company and his expertise in clinical development.

Board Composition and Election of Directors

Our board of directors is currently authorized to have up to eight members. In accordance with the terms of our certificate of incorporation and bylaws, our board of directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	the class I directors are Sander van Deventer, M.D., Ph.D. and Igor Krol, and their term expires at our annual meeting of stockholders to be held in 2018;

•	the class II directors are Hubert Birner, Ph.D. and Robert F. Carey, and their term expires at our annual meeting of stockholders to be held in 2019; and

•	the class III directors are Jeffrey D. Abbey, Irackly Mtibelishvily and Richard G. Morrison, and their term expires at our annual meeting of stockholders to be held in 2020.

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

Audit Committee

The current members of our audit committee are Robert F. Carey, Hubert Birner, Ph.D. and Richard G. Morrison. Mr. Carey chairs our audit committee. Ralph Snyderman, M.D. served as a member of our audit committee from December 2016 to March 2017 at which time he resigned as a member of our board of directors. Our audit committee’s responsibilities include:

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

Our board of directors has determined that Mr. Carey is an “audit committee financial expert” as defined in applicable SEC rules and qualifies as independent as defined under applicable Nasdaq rules.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. We have posted a current copy of the code on our website, www.argostherapeutics.com. In addition, we have posted on our website all disclosures that are required by law or Nasdaq stock market listing standards concerning any amendments to, or waivers from, any provision of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Based solely on our review of copies of such filings by our directors, executive officers, and 10% shareholders, or written representations from certain of those persons, we believe that all filings required to be made by those persons during fiscal 2017 were timely made.

Item 11. Executive Compensation

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2017. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place into perspective the data presented in the tables and narrative that follow. Our “named executive officers” for 2017 were:

•	Jeffrey D. Abbey, our president and chief executive officer;

•	Charles A. Nicolette, Ph.D., our vice president of research and development and chief scientific officer; and

•	Richard D. Katz., our vice president and chief financial officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)(2)	Option Awards ($) (3)	Stock Awards ($)(4)	All Other Compensation ($) (5)	Total ($)
Jeffrey D. Abbey (6)	2017	480,000	119,556	1,432,081	___	13,911	2,045,548
President and Chief Executive Officer	2016	450,000	349,969	1,029,892	91,940	26,477	1,948,278
Charles A Nicolette, Ph.D.	2017	385,000	95,893	685,983	____	13,395	1,180,271
Vice President of Research and Development and Chief Scientific Officer	2016	325,000	118,770	720,924	118,886	18,669	1,302,249
Richard D. Katz(7)	2017	305,000	75,967	389,342	___	12,555	782,864
Vice President and Chief Financial Officer

(1)	In lieu of paying annual cash bonuses for 2017, in August 2017 we granted restricted stock awards to each of our executive officers, including 31,134 shares of our common stock to Mr. Abbey, 24,972 shares to Dr. Nicolette and 19,783 shares to Dr. Katz. The number of shares of common stock granted to each named executive officer was determined by dividing 25% of their annual base salary by the closing price of our common stock on the date of grant. Each of the restricted stock awards was subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 50% of the underlying shares on January 2, 2018 and the remaining 50% on January 9, 2018.
(2)	In lieu of paying an annual bonus to each of our named executive officers entirely in cash for 2016, in January 2017 we paid 75% of the annual bonus in cash and paid the balance of the annual bonus through the grant of restricted stock awards having a value equal to 25% of the annual bonus, including 593 shares of common stock to Mr. Abbey, 282 shares to Dr. Nicolette and 197 shares to Dr. Katz. The number of shares of common stock granted to each named executive officer was calculated by dividing 25% of the amount of such officer’s 2016 annual bonus that would otherwise have been paid by the closing price of our common stock on January 13, 2017. Each of the restricted stock awards was subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 100% of the underlying shares of each award on April 19, 2017. In addition to the cash and non-cash bonuses mentioned above, Mr. Abbey also received an additional cash bonus of $100,000 for 2016.
(3)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, or FASB ASC Topic 718. See Note 11 to our consolidated financial statements appearing in this Annual Report on Form 10-K.
(4)

The amounts reported in the “Stock Awards” column reflect the aggregate fair value of share-based compensation awarded during the year ended December 31, 2016 computed in accordance with the provisions of FASB ASC Topic 718. The amounts reported in the “Stock Awards” column reflect restricted stock awards and restricted stock units awarded to our named executive officers. In December 2016, Mr. Abbey and Dr. Nicolette were granted restricted stock awards of 277 shares and 555 shares of common stock, respectively. Each of the restricted stock awards was subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 100% of the underlying shares of each award on December 9, 2017. In June 2016, Mr. Abbey and Dr. Nicolette were each awarded restricted stock units for 546 shares of common stock, which vested over a twelve month period in connection with their ongoing employment. See Note 9 to our consolidated financial statements appearing in this Annual Report on Form 10-K.

(5)	The amounts reported in the “All Other Compensation” column reflect, for each named executive officer, 401(k) matching contributions, the sum of the incremental cost to us of all perquisites and other personal benefits and includes post-tax insurance earnings.
(6)	Mr. Abbey serves as a member of our board of directors but does not receive any additional compensation for his service as a director.
(7)	Mr. Katz was hired in July 2016.

Narrative Disclosure to Summary Compensation Table

The primary elements of our executive compensation program are:

•	base salary;

•	annual cash bonuses; and

•	equity incentive awards.

We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we have not adopted any formal policies or guidelines for allocating compensation among these elements.

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. In 2017, we paid an annual base salary of $480,000 to Mr. Abbey, $385,000 to Dr. Nicolette and $305,000 to Dr. Katz. In 2018, the annual salary for each of Mr. Abbey, Dr. Nicolette and Dr. Katz will be $480,000, $385,000 and $305,000, respectively.

Annual Bonus. In addition to base salaries, our executive officers are eligible to receive annual discretionary cash bonuses based on the achievement of corporate objectives and individual performance. Bonuses are typically prorated on a monthly basis, as applicable, for executive officers who commence employment after the beginning of the year. Our executive officers’ annual bonus opportunities are generally set as a specified percentage of annual base salary. The 2017 annual target bonus amount was 60% of base salary for Mr. Abbey, 40% of base salary for Dr. Nicolette and 40% of base salary for Dr. Katz. In determining Mr. Abbey’s annual bonus for 2017, we attributed 100% of the target bonus to the achievement of specified corporate objectives and in determining Dr. Nicolette and Dr. Katz’s annual bonuses for 2017, we attributed 75% of the target bonus to the achievement of specified corporate objectives and 25% to the individual’s effectiveness in helping us achieve our corporate objectives or other individual performance criteria. The annual corporate objectives are recommended by our chief executive officer and approved by the compensation committee and the board of directors. In lieu of paying annual cash bonuses for 2017, in August 2017 we granted restricted stock awards to each of our executive officers, including 31,134 shares to Mr. Abbey, 24,972 shares to Dr. Nicolette and 19,783 shares to Dr. Katz. The number of shares of common stock granted to each named executive officer was determined by dividing 25% of their annual base salary by the closing price of our common stock on the date of grant. Each of the restricted stock awards was subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 50% of the underlying shares on January 2, 2018 and the remaining 50% on January 9, 2018. In lieu of paying annual cash bonuses entirely in cash for 2016, in January 2017 we paid 75% of the annual bonus in cash and paid the balance of the annual bonus through the grant of restricted stock awards under our 2014 stock incentive plan, having a value equal to 25% of the annual bonus, including 593 shares of common stock to Mr. Abbey, 282 shares to Dr. Nicolette and 197 shares to Dr. Katz. The number of shares of common stock granted to each named executive officer was calculated by dividing 25% of the amount of such officer’s 2016 annual bonus that would otherwise have been paid by the closing price of our common stock on January 13, 2017. Each of the restricted stock awards was subject to a lapsing right of repurchase in our favor, which right lapsed with respect to 100% of the underlying shares of each award on April 19, 2017. In addition to the above mentioned bonuses, Mr. Abbey received an additional cash bonus of $100,000 for 2016.

In 2018, the target annual bonus for each of Mr. Abbey, Dr. Nicolette and Dr. Katz will be 60%, 40% and 40%, respectively.

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

We award stock options and restricted stock awards broadly to our employees, including to our non-executive employees. Grants to our executives and other employees are made at the discretion of our board of directors and are not made at any specific time period during a fiscal year. All of our named executive officers have received stock option grants under our 2008 stock incentive plan or our 2014 stock incentive plan, each of which is described below. No further options may be granted under the 2008 stock incentive plan. In 2016, the Company granted to Mr. Abbey and Mr. Nicolette restricted stock awards and restricted stock units to better align the officers’ total compensation with the compensation of chief executive officers and chief scientific officers at peer companies.

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

On March 28, 2018, we granted restricted stock awards for 67,887 shares of common stock to Mr. Abbey, 27,150 shares of common stock to Dr. Nicolette and 22,629 shares of common stock to Dr. Katz. The restricted stock awards are subject to a lapsing right of repurchase, which will lapse with respect to 50% of the shares on June 15, 2018 and with respect to the remaining 50% of the shares on December 14, 2018.

Outstanding Equity Awards as of December 31, 2017

The following table provides information about outstanding stock options held by each of our named executive officers as of December 31, 2017. All of the listed options were granted under our 2014 stock incentive plan and 2008 stock incentive plan.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Jeffrey D. Abbey	708	—		84.00	(1)	7/2/18
	285	—		84.00	(1)	12/5/18
	2,521	—		84.00	(1)	12/10/20
	3,172	—		84.00	(1)	4/10/22
	2,280	—		84.00	(1)	12/11/22
	19,305	—		116.40		11/1/23
	3,204	—		116.40		11/11/23
	2,494	426	(2)	121.80		7/27/24
	2,190			121.80		7/27/24
	2,190	—		121.80		7/27/24
	3,750	2,250	(3)	156.00		6/16/25
	4,687	7,813	(4)	148.20		6/12/26
	—	19,310	(5)	97.00		1/18/27

Charles A. Nicolette, Ph.D.	732	—		84.00	(1)	7/2/18
	294	—		84.00	(1)	12/5/18
	730	—		84.00	(1)	12/10/20
	1,586	—		84.00	(1)	4/10/22
	1,140	—		84.00	(1)	12/11/22
	8,082	—		116.40		11/1/23
	1,424	—		116.40		11/11/23
	768	132	(2)	121.80		7/27/24
	-			121.80		7/27/24
	2,343	1,407	(3)	156.00		6/16/25
	3,281	5,469	(4)	148.20		6/12/26
	-	9,250	(5)	97.00		1/18/27

Richard D. Katz	5,625	9,375	(6)	126.00		7/10/26
	—	5,250	(5)	97.00		1/18/27

___________________

(1)	In April 2012, our board of directors approved the repricing of stock options that had exercise prices between $217.20 and $733.20 per share, including this option, to the then estimated fair value of our common stock, determined to be an exercise price of $84.00 per share.

(2)	These options were granted on July 28, 2014 and vested as to 25% of the shares on July 1, 2015, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on July 1, 2015, provided that the recipient continues to provide services to us over such period.

(3)	These options were granted on June 17, 2015 and will vest as to 25% of the shares on June 1, 2016, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on June 1, 2016, provided that the recipient continues to provide services to us over such period.

(4)	These options were granted on June 13, 2016 and vested as to 25% of the shares on June 1, 2017, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on June 1, 2017, provided that the recipient continues to provide services to us over such period.

(5)	These options were granted on January 19, 2017 and vested as to 25% of the shares on January 1, 2018, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on January 1, 2018, provided that the recipient continues to provide services to us over such period.

(6)	These options were granted on July 11, 2016 and vested as to 25% of the shares on July 1, 2017, with the remaining 75% of the shares vesting in equal amounts monthly over the three year period commencing on July 1, 2017, provided that the recipient continues to provide services to us over such period.

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

Each named executive officer is eligible to receive an annual performance cash bonus under his employment agreement based on the achievement of corporate objectives and the named executive officer’s individual performance, which is determined by our board of directors in its sole discretion. The bonus opportunity is calculated as a percentage of the named executive officer’s then annual base salary. For the year ended December 31, 2017, the target annual bonus for each named executive officer was 60% for Mr. Abbey, 40% for Dr. Nicolette and 40% for Dr. Katz. Each named executive officer must be employed on the date the bonus is paid in order to be eligible for and receive his annual bonus.

Potential Payments upon Termination or Change in Control

Upon execution and effectiveness of a separation agreement and release of all claims, each named executive officer is entitled to severance payments if his employment is terminated under specified circumstances pursuant to the terms of his employment agreement.

If we terminate Mr. Abbey’s, Dr. Nicolette’s or Dr. Katz’s employment without cause or if each such named executive officer terminates his employment with us for good reason in accordance with the terms of his employment agreement, the named executive officer is entitled to receive from us an amount equal to nine months of his then annual base salary, payable in nine equal monthly installments in accordance with our payroll practices, and standard health insurance coverage for a period of nine months, subject to such benefits being available to non-employees. If the named executive officer’s standard health insurance coverage is not available to non-employees under our company sponsored plan, we will reimburse the named executive officer in an amount equal to the cost of the premium for coverage under a medical plan at the same level and on the same terms and conditions in place immediately before his termination.

If we terminate Mr. Abbey or Mr. Nicolette’s employment without cause or if such executive officer terminates his employment with us for good reason in accordance with the terms of his employment agreement, in either case within 90 days before or six months after a “change in control event” as defined in our 2008 stock incentive plan, and such event also constitutes a “change in control event” within the meaning of the regulations promulgated under Section 409A of the Internal Revenue Code, as amended, or the Code, Mr. Abbey and Dr. Nicolette will be entitled to receive the payments and benefits specified above for a period of 15 months rather than nine months. Additionally, in such circumstances, Mr. Abbey and Dr. Nicolette will each be entitled to receive an amount equal to 15 months of his target bonus for the year in which his employment terminates, payable in 15 equal monthly installments in accordance with our payroll practices.

If we terminate Dr. Katz’s employment without cause or if Dr. Katz terminates his employment with us for good reason in accordance with the terms of his employment agreement, in either case within 90 days before or six months after a change in control as defined in the 2014 stock incentive plan and such event also constitutes a “change in control event” within the meaning of the regulations promulgated under Section 409A of the Code, Dr. Katz will be entitled to receive the payments and benefits specified above for a period of nine months and additionally, Dr. Katz will be entitled to receive an amount equal to nine months of his target bonus for the year in which his employment terminates, payable in nine equal monthly installments in accordance with our payroll practices.

2014 Stock Incentive Plan

In January 2014, our board of directors adopted and our stockholders approved the 2014 stock incentive plan, which became effective immediately prior to the closing of our initial public offering, or IPO, in February 2014. The 2014 stock incentive plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of February 28, 2018, the total number of shares of common stock authorized for issuance under the 2014 stock incentive plan is equal to the sum of 807,011 shares, plus an annual increase to be added on the first day of each of the fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lowest of (i) 250,000 shares of Common Stock, (ii) four percent (4%) of the outstanding shares of common stock on such date or (iii) an amount determined by our board of directors.

Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2014 stock incentive plan. However, incentive stock options may only be granted to our employees.

Pursuant to the terms of the 2014 stock incentive plan, our board of directors administers the plan and, subject to any limitations in the plan, selects the recipients of awards and determines:

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

As of February 28, 2018, options to purchase 188,499 shares of our common stock, at a weighted average exercise price per share of $113.36 were outstanding under the 2014 stock incentive plan. As of February 28, 2018, 254,706 shares of our common stock remained available for future issuance under the 2014 stock incentive plan.

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

2008 Stock Incentive Plan

In February 2008, our board of directors adopted our 2008 stock incentive plan. Our stockholders approved our 2008 stock incentive plan in March 2008. Upon the completion of our IPO in February 2014, our board of directors determined not to grant any further awards under the 2008 stock incentive plan but all outstanding awards continue to be governed by their existing terms.

Types of Awards. The 2008 stock incentive plan provided for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, nonstatutory stock options, restricted stock awards, consisting of restricted stock and restricted stock units, and other forms of stock-based awards. Awards under the plan were granted to our employees, directors and individual consultants and advisors. Only our employees were eligible to receive incentive stock options.

Share Reserve. When initially adopted, an aggregate of 10,063 shares were reserved for issuance under the 2008 stock incentive plan. The 2008 stock incentive plan was subsequently amended to increase the total number of shares which were available for issuance under the plan prior to our initial public offering to 116,294.

As of February 28, 2018, options to purchase 79,757 shares of our common stock, at a weighted average exercise price per share of $109.20, were outstanding under the 2008 stock incentive plan.

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

Tax Limitations on Incentive Stock Options. Incentive stock options are subject to certain restrictions contained in the Internal Revenue Code. Among such restrictions, incentive stock under the 2008 stock incentive plan could only be granted only to our employees. The maximum term of an incentive stock option is ten years from the date of grant. Any incentive stock option granted to any person who, at the time of the grant, owned or was deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates had to have an exercise price equal at least to 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the incentive stock option may not exceed five years from the date of grant. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to incentive stock options that are exercisable for the first time by an optionee during any calendar year under all of our stock plans may not exceed $100,000.

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

2014 Employee Stock Purchase Plan

In January 2014, our board of directors adopted and our stockholders approved the 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which became effective immediately prior to the closing of our IPO. Under the 2014 ESPP, as of February 28, 2018, an aggregate of 10,899 shares of the Company’s common stock are reserved for issuance. Our compensation committee administers the 2014 ESPP.

The 2014 ESPP provides for six month purchase plan periods during which eligible employees can elect to have wages or salary withheld through payroll deductions for the purpose of purchasing shares at the end of the period. All of our employees or employees of any designated subsidiary, as defined in the 2014 ESPP, are eligible to participate in the 2014 ESPP, provided that:

•	such person is customarily employed by us or a designated subsidiary for more than 20 hours a week and for more than five months in a calendar year;

•	such person has been employed by us or a designated subsidiary for at least three months prior to enrolling in the 2014 ESPP; and

•	such person was our employee or an employee of a designated subsidiary on the first day of the applicable purchase plan period under the 2014 ESPP.

No employee is eligible to receive an option to purchase shares of our common stock that would result in the employee owning 5% or more of the total combined voting power or value of our stock immediately after the grant of such option.

Purchase plan periods under the 2014 ESPP will commence at such time or times as our board of directors determines. The last purchase plan period under the 2014 ESPP was from March 1, 2017 through August 31, 2017. Payroll deductions made during each purchase plan period will be held for the purchase of our common stock at the end of each purchase plan period.

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

An employee who is not a participant on the last day of the purchase plan period is not entitled to exercise any option, and the employee’s accumulated payroll deductions will be refunded. An employee’s rights under the purchase plan terminate upon voluntary withdrawal from the purchase plan at any time, or when the employee ceases employment for any reason.

We are required to make equitable adjustments in connection with the 2014 ESPP and any outstanding awards to reflect stock splits, reverse stock splits, stock dividends, recapitalizations, combination of shares, reclassification of shares, spin-offs and other similar changes in capitalization.

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

Our non-employee director compensation program provides that non-employee directors receive a grant of stock options to purchase 1,500 shares upon election to the board, which option vests in equal quarterly installments over a term of three years so long as such person continues to serve as a director and an annual grant of options to purchase 750 shares upon the annual meeting of stockholders, which option vests in equal quarterly installments over a term of one year so long as such person continues to serve as a director. These grants are made under our 2014 stock incentive plan. The non-employee director compensation program also provides for our non-employee directors to receive an annual retainer of $40,000, and an additional retainer of $25,000 in the event such director is the chairman or lead director. If the non-employee director is a member of our audit or compensation committee, he or she would receive an additional $7,500 retainer, which is increased to $15,000 if such director is serving as the chair of such committee. If the non-employee director is a member of our nominating and corporate governance committee, he or she would receive an additional $5,000 retainer, which is increased to $10,000 if such director is serving as the chair of such committee. These retainers are paid to each non-employee director quarterly in arrears.

We reimburse each non-employee director for reasonable travel expenses and fees incurred in connection with attendance at board and committee meetings on our behalf, and for expenses such as supplies.

2017 Compensation of Non-Employee Directors

Our non-employee directors received the following aggregate amounts of compensation in respect of the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
	($)	($)	($)
Hubert Birner, Ph.D.	82,500	35,226	117,726
Robert F. Carey	87,500	35,226	122,726
Igor Krol	40,000	35,226	75,226
Irackly Mtibelishvily	45,000	—	45,000
Richard G. Morrison (2)	11,875	3,754	15,629
Ralph Snyderman, M.D. (3)	13,750	—	13,750
Sander van Deventer, M.D., Ph.D.	55,000	35,226	90,226

(1)       The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted to our non-employee directors computed in accordance with the FASB ASC Topic 718. The assumptions made in determining the fair values of our option awards are set forth in Note 11 of the notes to our financial statements presented elsewhere in this Annual Report on Form 10-K. As of December 31, 2017, the aggregate number of unexercised options to purchase shares of our common stock outstanding for each director listed above, including both vested and unvested shares, was as follows: Dr. Birner, 1,575 shares; Mr. Carey, 1,300 shares; Mr. Krol, 1,025 shares; Mr. Mtibelishvily, 1,500 shares; Mr. Morrison, 1,500 shares; and Dr. van Deventer, 1,575 shares.

(2)       Richard G. Morrison joined our board of directors in September 2017.

(3)       Ralph Snyderman resigned from our board of directors in March 2017.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company. The current members of our compensation committee are Richard G. Morrison and Robert F. Carey. Mr. Morrison chairs our compensation committee. Ralph Snyderman, M.D. served as a member of our compensation committee from December 2016 to March 2017 at which time he ceased to serve as a member of our board of directors. Sander van Deventer served as a member and chairman of our compensation committee during the fiscal year ended December 31, 2017 until January 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table shows information relating to our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column) (1)
Equity compensation plans approved by security holders	269,514	$111.91	16,634
Equity compensation plans not approved by security holders	—	—	—
Total	269,514	$111.91	16,634

(1) Reflects the total number of shares of our common stock available for issuance under the 2014 stock incentive plan and the 2014 ESPP as of December 31, 2017. Our 2014 stock incentive plan contains an “evergreen” provision that currently provides for an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year beginning with the fiscal year ending December 31, 2018 and continuing each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lowest of 250,000 shares of common stock, four percent (4%) of the outstanding shares of common stock on such date or an amount determined by our board of directors. On January 1, 2018, 236,264 additional shares of our common stock were authorized for issuance under the 2014 stock incentive plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock, as of February 28, 2018 by:

• each of our directors;

• each of our named executive officers;

• all of our directors and executive officers as a group; and

• each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 28, 2018 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Except as otherwise set forth in the footnotes below, the address of the beneficial owner is c/o Argos Therapeutics, Inc., 4233 Technology Drive, Durham, North Carolina 27704. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Pharmstandard International S.A. (1)	1,682,183	18.83%
ForArgos B.V. (2)	450,616	5.60

Directors and Named Executive Officers:
Sander van Deventer, M.D., Ph.D. (3)	452,443	5.62
Hubert Birner, Ph.D. (4)	115,946	1.46
Robert Carey (5)	1,610	*
Irackly Mtibelishvily (6)	1,369	*
Igor Krol (7)	983	*
Richard G. Morrison(8)	250	*
Jeffrey D. Abbey (9)	77,863	*
Charles A. Nicolette, Ph.D. (10)	44,441	*
Richard D. Katz (11)	17,899	*
All executive officers and directors as a group (10 persons) (12)	733,361	8.98%

(1)	The address of Pharmstandard International S.A. is 65, Boulevard Grande Duchesse Charlotte, L-1331 Luxembourg, Grand Duchy of Luxembourg. Consists of (i) 657,139 shares of common stock (ii) warrants to purchase 256,030 shares of common stock (iii) 600,000 shares of common stock issuable upon conversion of the principal under the convertible note and (iv) 169,014 shares of common stock issuable within 60 days of February 28, 2018 in consideration for the rights granted under the Option Agreement (as defined below). This number does not include shares of common issuable upon conversion of the accrued interest under the convertible note. Pharmstandard International S.A. is a wholly owned subsidiary of Joint Stock Company “Pharmstandard.” As the parent entity, Joint Stock Company “Pharmstandard” has voting and investment control over the shares of the Company held by Pharmstandard International S.A.

(2)	The address of ForArgos B.V. is Gooimeer 2-35 1411 DC Naarden, the Netherlands. Consists of (i) 309,998 shares of common stock held by ForArgos B.V. and (ii) warrants to purchase 140,618 shares of common stock. Forbion 1 Management B.V., the director of ForArgos B.V., has voting and investment power over the shares and warrants held by ForArgos B.V., which are exercised through Forbion 1 Management B.V.’s investment committee, consisting of L.P.A. Bergstein, H. A. Slootweg, M. A. van Osch, G. J. Mulder and Sander van Deventer. None of the members of the investment committee has individual voting and investment power with respect to such shares, and the members disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein.

(3)	Consists of (i) 450,616 shares of common stock beneficially owned by ForArgos B.V. as described in footnote (2) above, (ii) 252 shares of common stock owned directly and (iii) 1,575 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(4)	Consists of (i) 113,737 shares of common stock beneficially owned by TVM V Life Science Ventures GmbH & Co. KG, for which Hubert Birner has shared voting and shared investment authority (ii) 634 shares of common stock owned directly and (iii) 1,575 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date. Hubert Birner disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest therein, if any.

(5)	Consists of (i) 410 shares of common stock and (ii) 1,200 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(6)	Consists of (i) 744 shares of common stock and (ii) 625 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(7)	Consists of (i) 193 shares of common stock and (ii) 790 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(8)	Consists of 250 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(9)	Consists of (i) 25,450 shares of common stock and (ii) 52,413 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(10)	Consists of (i) 20,056 shares of common stock and (ii) 24,385 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(11)	Consists of (i) 9,697 shares of common stock and (ii) 8,202 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

(12)	Consists of (i) 475,726 shares of common stock, (ii) warrants to purchase 157,839 shares of common stock and (iii) 99,796 shares of common stock issuable upon exercise of options that are exercisable as of February 28, 2018 or will become exercisable within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2017, we have engaged in the following transactions, in which the amount involved in the transaction exceeds $120,000 with our directors, executive officers and holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as we could have obtained from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Item 11. Executive Compensation.”

Participation in our 2017 Note Financing

On June 15, 2017, we entered into a note purchase agreement with Pharmstandard International S.A., or Pharmstandard, our principal stockholder, pursuant to which we agreed to issue and sell to Pharmstandard a convertible secured promissory note in the original principal amount of $6,000,000 in a private placement. The financing closed on June 21, 2017. Igor Krol and Irackly Mtibelishvily, both members of our board of directors, are closely associated with Pharmstandard.

On June 21, 2017, we issued the note to Pharmstandard. Under the note, the maturity date for the payment of principal and interest is the fifth anniversary of the issue date. The note bears interest at a rate of 9.5% per annum, which interest will compound annually. As of February 28, 2018, the amount of principal and accrued interest owed under the note was $6,395,096. The note is secured by a lien on and security interest in all of our intellectual property. We may prepay the note in whole or in part at any time without penalty or premium. Upon the occurrence of certain events of default, Pharmstandard has the option to require us to repay the unpaid principal amount of the note and any unpaid accrued interest. In addition, at Pharmstandard’s election, Pharmstandard may elect to convert the principal and interest on the note into shares of our common stock at a price per share equal to $10.00, which is the product of 1.225 and the closing price of our common stock on The Nasdaq Global Market on June 14, 2017. However, Pharmstandard is not permitted to convert the note if such conversion would result in Pharmstandard and its affiliates holding shares that exceed 39.9% of the total number of outstanding shares of our common stock or 39.9% of the combined voting power of all our outstanding securities.

Option Agreement

On February 1, 2018, we entered into an option agreement with Pharmstandard and Actigen Limited, or Actigen, to evaluate, with an option to license, certain patent rights and know-how related to a group of fully human PD1 monoclonal antibodies and related technology held by Actigen.

Actigen previously granted Pharmstandard an option to exclusively license the patent rights. Under the option agreement, Pharmstandard granted to us (i) an exclusive license for evaluation purposes only to make, have made, use and import the PD1 monoclonal antibodies covered by the patent rights (but not offer to sell or sell products and processes covered by or incorporating the patent rights) for a period of one year from the date of the agreement, and (ii) an option exercisable during the one-year exercise period to obtain an exclusive license (with the right to sublicense) under the patent rights to make, have made, use, offer for sale, sell and import (with a right to grant sublicenses) the PD1 monoclonal antibodies for all prophylactic, therapeutic and diagnostic uses and for all human diseases and conditions in the United States and Canada. The parties have agreed that, if we exercise the option during the one-year exercise period, the parties will negotiate in good faith a license agreement on or before April 2, 2018, on the terms and conditions outlined in the option agreement, including payments by us to Pharmstandard of (i) an upfront license fee of $3.6 million, payable upon execution of the license agreement in our common stock, (ii) various development and regulatory milestone payments totaling $8.5 million, and (iii) upper single digit percentage royalties on net sales of any pharmaceutical product or therapeutic regimen incorporating the licensed PD1 monoclonal antibodies that will apply on a country-by-country basis until the later of the last to expire patent or ten years from the date of first commercial sale, against which the first $5.0 million of our development expenditures will be credited as prepaid royalties.

In consideration for the rights granted under the option agreement, we will issue to Pharmstandard, on or before April 2, 2018 169,014 shares of our common stock, the value of which will be creditable against the upfront license fee. Unless earlier terminated by any party for uncured material breach or by us without cause upon thirty days prior written notice, the option agreement will terminate upon the later of the end of the one year exercise period if we decide not to exercise the option or sixty days after we exercise the option.

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

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2017, and have the amount of the reduction contributed to the 401(k) plan. For the years ended December 31, 2017 and 2016, we matched 50% of an employee’s contribution up to a maximum of 6% of the participant’s compensation. Matching contributions made to each of our named executive officers are included in the “All Other Compensation” column in the summary compensation table in the section “Executive Compensation – Summary Compensation Table” above.

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

Our board of directors has determined that all of our directors who served during the fiscal year ended December 31, 2017, other than Mr. Abbey, are independent directors, in each case as defined by applicable Nasdaq rules, including, in the case of all directors who served on our audit committee during the fiscal year ended December 31, 2017, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all directors who served on our compensation committee during the fiscal year ended December 31, 2017, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deems relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has been approved by our audit committee to act as our independent registered public accounting firm for the year ending December 31, 2017.

Audit and other fees billed to us by PricewaterhouseCoopers, LLP for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Audit Fees (1)	$398,100	$403,564
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees for Services Provided	$398,100	$403,564

(1)       Audit fees include fees associated with the annual audit, reviews of interim financial statements included in our quarterly reports on Form 10-Q and SEC registration statements, accounting and reporting consultations.

(2)       There were no audit-related fees for the years ended December 31, 2017 or 2016.

(3)       There were no tax fees for the years ended December 31, 2017 or 2016.

(4)       Other fees include fees billed for other services rendered not included within Audit Fees, Audit Related Fees or Tax Fees. There were no other fees for the years ended December 31, 2017 or 2016.PricewaterhouseCoopers LLP did not perform any professional services related to financial information systems design and implementation for us in the year ended December 31, 2017 or 2016.

The audit committee has determined in its business judgment that the provision of non-audit services described above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

In 2014, the audit committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services to be provided by PricewaterhouseCoopers LLP, including audit services and permitted audit-related and non-audit services, must be preapproved by the audit committee, provided that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The board of directors preapproved all audit and non-audit services provided by PricewaterhouseCoopers LLP during years ended December 31, 2017 and 2016.

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

3. Exhibits:

Exhibit Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation of the Registrant, as amended

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on February 18, 2014 and incorporated herein by reference)

4.1	Specimen Stock Certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

4.2	Fifth Amended and Restated Registration Rights Agreement, dated as of August 9, 2013 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

4.3	Amendment No. 1 to Fifth Amended and Restated Registration Rights Agreement, dated September 29, 2014 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

4.4	Amendment No. 2 to Fifth Amended and Restated Registration Rights Agreement, dated July 14, 2016 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443) on August 15, 2016 and incorporated herein by reference)

4.5	Amendment No. 3 to Fifth Amended and Restated Registration Rights Agreement, dated March 6, 2017 (amending the Registrant’s Fifth Amended and Restated Registration Rights Agreement, dated August 9, 2013) (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

4.6	Form of Warrant Agreement by and among the Company and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on July 29, 2016 and incorporated herein by reference)

4.7	Registration Rights Agreement, dated June 15, 2017, by and between the Company and Pharmstandard International S.A. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2017 and incorporated herein by reference)

4.8	Registration Rights Agreement, dated September 22, 2017, by and between the Company and Invetech Pty Ltd (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017 and incorporated herein by reference)

4.9	Registration Rights Agreement, dated November 22, 2017, by and between the Company and Saint-Gobain Performance Plastics Corporation (filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on November 28, 2017 and incorporated herein by reference)

10.1+	2008 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.4+	2014 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017 and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.6+	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.7	Lease Agreement, dated as of January 16, 2001, between the Registrant and HCP MOP, as amended (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.8+	Employment Agreement between the Registrant and Jeffrey D. Abbey, dated December 9, 2013 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.9+	Employment Agreement between the Registrant and Charles A. Nicolette, dated December 9, 2013 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.10+	Employment Agreement between the Registrant and Lori R. Harrelson, dated December 9, 2013 (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.11+	Employment Agreement between the Registrant and Richard D. Katz, dated July 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35443) on July 11, 2016 and incorporated herein by reference)

10.12	Form of Indemnification Agreement between the Registrant and each director and executive officer (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.13†	Contract No. HHSN266200600019C, dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.14†	License Agreement, dated August 9, 2013, by and between the Registrant and Pharmstandard S.A. (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.15†	License Agreement, dated July 31, 2013, by and between the Registrant and Green Cross Corp. (filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.16†	License Agreement, dated July 28, 2011, by and between the Registrant and Celldex Therapeutics, Inc. (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.17†	License Agreement, dated January 10, 2000, by and between the Registrant and Duke University, as amended (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on December 30, 2013 and incorporated herein by reference)

10.18	Acknowledgement Agreement, dated November 4, 2013, by and between the Registrant and Pharmstandard International S.A. (filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.19+	2014 Employee Stock Purchase Plan (filed as Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193137) on January 21, 2014 and incorporated herein by reference)

10.20	Lease Agreement, dated August 18, 2014, by and between by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 22, 2014 and incorporated herein by reference)

10.21	Venture Loan and Security Agreement, dated September 29, 2014, by and between the Registrant and Horizon Technology Finance Corporation and Fortress Credit Co LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.22	Form of Warrant to Purchase Common Stock, issued to Horizon Technology Finance Corporation on September 29, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.23	Form of Warrant to Purchase Common Stock, issued to Drawbridge Special Opportunities Fund LP on September 29, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on September 30, 2014 and incorporated herein by reference)

10.24	Development Agreement, dated October 29, 2014, by and between the Registrant and Invetech Lty Ltd (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2014 and incorporated herein by reference)

10.25†	Development Agreement, dated January 5, 2015, by and between the Registrant and Saint-Gobain Performance Plastics Corporation (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

10.26†	Second Amendment to Development Agreement, dated as of December 23, 2016 amending that certain Development Agreement dated January 5, 2015 entered into by and between the Registrant and Saint-Gobain Performance Plastics Corporation (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

10.27	Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 20, 2015 and incorporated by reference)

10.28	Novated, Amended and Restated License Agreement effective as of October 1, 2014, by and between the Registrant and MEDcell Co., Ltd., as amended on December 28, 2015 and January 28, 2016 (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K on March 31, 2015 and incorporated herein by reference)

10.29	Modification No. 11, effective September 18, 2014, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on November 16, 2015 and incorporated herein by reference)

10.30†	License Agreement, dated April 7, 2015, by and between the Registrant and Lummy (Hong Kong) Co., Ltd. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q on May 15, 2015 and incorporated herein by reference)

10.31†	Master Process Development and Supply Agreement, dated December 22, 2015, by and between the Registrant and Cellscript, LLC (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K on March 30, 2016 and incorporated herein by reference)

10.32	Securities Purchase Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.33	Form of Common Stock Warrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.34	Registration Rights Agreement, dated March 4, 2016, by and between the Registrant and the investors named therein (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 7, 2016 and incorporated herein by reference)

10.35	Amended and Restated Sales Agreement, dated February 2, 2018, by and between the Registrant and Cowen and Company, LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on February 5, 2018 and incorporated herein by reference)

10.36	Fifth Amendment to Lease Agreement and Third Amendment to Purchase and Sale Agreement, dated as of July 1, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443 on August 15, 2016 and incorporated herein by reference)

10.37	Sixth Amendment to Lease Agreement and Fourth Amendment to Purchase and Sale Agreement, dated as of September 30, 2016 amending that certain Lease Agreement, dated August 18, 2014, by and between the Registrant and TKC LXXII, LLC and that certain Purchase and Sale Agreement, dated February 16, 2015, by and between the Registrant and TKC LXXII, LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35443) on November 14, 2016 and incorporated herein by reference)

10.38	Lease Agreement, dated January 17, 2017, by and between Keystone-Centennial II, LLC and Registrant (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

10.39	Payoff Letter, entered into as of March 3, 2017, among Argos Therapeutics, Inc. and the lenders under the Venture Loan and Security Agreement, dated as of September 29, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.40	Warrant issued to Horizon Technology Finance Corporation, dated March 3, 2017 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.41	Warrant issued to Fortress Credit Opportunities V CLO Limited, dated March 3, 2017 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 6, 2017 and incorporated herein by reference)

10.42†	Modification No. 13, effective June 29, 2016, to Contract No. HHSN266200600019C dated September 30, 2006, by and among the Registrant, the National Institutes of Health and the National Institutes of Allergy and Infectious Diseases, as amended (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K on March 16, 2017 and incorporated herein by reference)

10.43†	First Amendment to License Agreement, dated December 5, 2016, by and between Registrant and Lummy (Hong Kong) Co., Ltd. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q on May 10, 2017 and incorporated herein by reference)

10.44	Lease Termination Agreement, dated March 31, 2017, by and between Registrant and Keystone-Centennial II, LLC (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q on May 10, 2017 and incorporated herein by reference)

10.45	Note Purchase Agreement, dated June 15, 2017, by and between the Company and Pharmstandard International S.A., including a form of the Convertible Secured Promissory Note to be issued by the Company and the Security Agreement to be entered into by the Company and Pharmstandard International S.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2017 and incorporated herein by reference)

10.46	Satisfaction and Release Agreement, dated September 22, 2017, by and between the Company and Invetech Pty Ltd, including a form of Convertible Unsecured Promissory Note to be issued by the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017 and incorporated herein by reference)

10.47+	Form of Restricted Stock Agreement under the 2014 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017 and incorporated herein by reference)

10.48	Satisfaction and Release Agreement, dated November 22, 2017, by and between the Company and Saint-Gobain Performance Plastics Corporation, including a form of the Convertible Unsecured Promissory Note to be issued by the Company (filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 28, 2017 and incorporated herein by reference)

10.49*#	Option Agreement, dated February 1, 2018, by and between the Registrant, Pharmstandard International S.A. and Actigen Limited

10.50*#	Second Amendment to License Agreement, dated October 18, 2017, between Registrant and Lummy (Hong Kong) Co., Ltd.

10.51*#	Third Amendment to License Agreement, dated March 23, 2018, between Registrant and Lummy (Hong Kong) Co., Ltd.

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 on December 30, 2013 and incorporated herein by reference)

23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission

# Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as exhibits hereto pursuant to Item 15(a) of Form 10-K.

* Filed herewith.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGOS THERAPEUTICS, INC.

By:	/s/ Jeffrey D. Abbey
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 2, 2018 in the capacities indicated.

Signature	Title	Date
/s/ Jeffrey D. Abbey Jeffrey D. Abbey	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2018

/s/ Richard D. Katz Richard D. Katz, M.D.	Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2018

/s/ Lori R. Harrelson Lori R. Harrelson	Vice President of Finance (Principal Accounting Officer)	April 2, 2018

/s/ Hubert Birner Hubert Birner, Ph.D.	Director	April 2, 2018

/s/ Robert F. Carey Robert F. Carey	Director	April 2, 2018

/s/ Igor Krol Igor Krol	Director	April 2, 2018

/s/ Richard G. Morrison Richard G. Morrison	Director	April 2, 2018

/s/ Irackly Mtibelishvily Irackly Mtibelishvily	Director	April 2, 2018

/s/ Sander van Deventer Sander van Deventer, M.D., Ph.D.	Director	April 2, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Argos Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Argos Therapeutics, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Raleigh, North Carolina

April 2, 2018

We have served as the Company's auditor since 2001.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2017
Assets
Current assets
Cash and cash equivalents	$52,973,376	$15,188,838
Assets held for sale	1,452,172	600,000
Prepaid expenses	940,106	1,252,134
Other receivables	136,140	143,449
Total current assets	55,501,794	17,184,421
Property and equipment, net	40,951,577	3,582,323
Restricted cash	740,000	—
Other assets	11,020	11,020
Total assets	$97,204,391	$20,777,764
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,377,377	$970,650
Accrued expenses	9,980,891	1,263,867
Current portion of notes payable	11,475,480	4,972,649
Current portion of other convertible notes	—	2,350,000
Current portion of manufacturing research and development obligation	3,653,203	—
Current portion of capital lease obligations	122,887	—
Total current liabilities	30,609,838	9,557,166
Convertible note payable to related party	—	6,302,959
Long-term portion of other convertible notes	—	5,830,583
Long-term portion of notes payable	18,673,298	—
Long-term portion of manufacturing research and development obligation	4,509,033	—
Long-term portion of facility lease obligation	7,390,000	—
Long-term portion of capital lease obligations	2,202,966	—
Deferred liabilities	6,723,500	8,153,500
Warrants	20,926,061	167,636
Commitments	—	—
Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2016 and 2017; 0 shares issued and outstanding as of December 31, 2016 and 2017	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2016 and 2017; 2,063,158 and 5,906,620 shares issued and outstanding as of December 31, 2016 and 2017	2,063	5,907
Accumulated other comprehensive loss	(134,208)	(125,864)
Additional paid-in capital	338,288,657	363,450,204
Accumulated deficit	(331,986,817)	(372,564,327)
Total stockholders’ equity (deficit)	6,169,695	(9,234,080)
Total liabilities and stockholders’ equity (deficit)	$97,204,391	$20,777,764

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2016	2017
Revenue	$518,329	$945,468	$1,899,398
Operating expenses
Research and development	62,054,823	38,307,236	21,656,096
General and administrative	11,011,011	14,203,301	12,183,235
Impairment of property and equipment	—	741,114	27,254,385
Restructuring costs	—	—	6,031,779
Gain on disposal of impaired property	—	—	(2,767,540)
Total operating expenses	73,065,834	53,251,651	64,357,955
Operating loss	(72,547,505)	(52,306,183)	(62,458,557)
Other income (expense)
Interest income	25,382	57,326	64,485
Interest expense	(2,263,599)	(1,774,740)	(1,308,201)
Gain on early extinguishment of debt	—	—	2,356,478
Change in fair value of warrant liability	—	1,007,352	20,758,425
Other (loss) income	(2,799)	(11,865)	9,860
Other income (expense), net	(2,241,016)	(721,927)	21,881,047
Net loss	$(74,788,521)	$(53,028,110)	$(40,577,510)
Net loss attributable to common stockholders per share, basic and diluted	$(73.12)	$(33.14)	$(13.45)
Weighted average shares outstanding, basic and diluted	1,022,862	1,600,286	3,017,409

The accompanying notes are an integral part of these consolidated financial statements.

F-4

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2016	2017
Net loss	$(74,788,521)	$(53,028,110)	$(40,577,510)
Other comprehensive loss:
Foreign currency translation (loss) gain	(25,061)	3,766	8,344
Unrealized (loss) gain on short-term investments	11,657	271	—
Total comprehensive loss	$(74,801,925)	$(53,024,073)	$(40,569,166)

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2014	982,870	$983	$235,645,848	$(124,841)	$(204,170,186)	$31,351,804
Issuance of common stock	95,309	95	10,681,337	—	—	10,681,432
Exercise of common stock options	2,227	2	201,086	—	—	201,088
Share-based compensation	—	—	4,014,938	—	—	4,014,938
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	1,669	2	207,214	—	—	207,216
Issuance of warrants	—	—	144,012	—	—	144,012
Cumulative translation adjustment	—	—	—	(25,061)	—	(25,061)
Unrealized gain on short-term investments	—	—	—	11,657	—	11,657
Net loss	—	—	—	—	(74,788,521)	(74,788,521)
Balance as of December 31, 2015	1,082,075	$1,082	$250,894,435	$(138,245)	$(278,958,707)	$(28,201,435)
Issuance of common stock and warrants	954,735	955	83,278,718	—	—	83,279,673
Issuance of restricted common stock to employees	16,556	16	836,618	—	—	836,634
Issuance of fully vested common stock to directors	2,608	3	288,998	—	—	289,001
Share-based compensation	—	—	4,933,988	—	—	4,933,988
Issuance of common stock under ESPP	3,322	3	262,816	—	—	262,819
Common stock issuance costs	—	—	(2,640,414)	—	—	(2,640,414)
Exercise of common stock options	1,059	1	133,569	—	—	133,570
Exercise of warrants	2,803	3	299,929	—	—	299,932
Cumulative translation adjustment	—	—	—	3,766	—	3,766
Unrealized gain on short-term investments	—	—	—	271	—	271
Net loss	—	—	—	—	(53,028,110)	(53,028,110)
Balance as of December 31, 2016	2,063,158	$2,063	$338,288,657	$(134,208)	$(331,986,817)	$6,169,695
Issuance of common stock under ATM	3,373,967	3,374	15,461,009	—	—	15,464,383
Issuance of warrants as payment of debt	—	—	87,100	—	—	87,100
Issuance of common stock as payment of debt	91,643	92	339,908	—	—	340,000
Issuance of restricted common stock to employees	376,424	377	1,920,955	—	—	1,921,332
Share-based compensation	—	—	7,340,820	—	—	7,340,820
Issuance of common stock under ESPP	1,428	1	11,755	—	—	11,756
Cumulative translation adjustment	—	—	—	8,344	—	8,344
Net loss	—	—	—	—	(40,577,510)	(40,577,510)
Balance as of December 31, 2017	5,906,620	$5,907	$363,450,204	$(125,864)	$(372,564,327)	$(9,234,080)

The accompanying notes are an integral part of these consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities
Net loss	$(74,788,521)	$(53,028,110)	$(40,577,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	680,444	952,341	967,891
Share-based compensation expense	4,014,938	5,103,494	8,867,616
Common stock issued as payment for research and development services	2,111,432	—	—
Common stock issued as payment for other services	—	290,998	—
Amortization of debt issuance costs	216,424	34,004	—
Amortization of debt discount	116,042	140,816	—
Interest accrued on long-term debt	25,732	—	664,321
Impairment loss on property and equipment	—	741,114	27,254,385
Gain on early extinguishment of debt	—	—	(2,356,478)
Decrease in fair value of warrant liability	—	(1,007,352)	(20,758,425)
Gain on disposal of impaired property	—	—	(2,767,540)
Other	2,799	11,865	—
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	153,449	(262,255)	(385,232)
Accounts payable	(136,981)	1,193,590	(2,222,657)
Accrued expenses	796,684	4,905,230	(3,591,577)
Manufacturing research and development obligation	4,301,884	384,800	(409,680)
Deferred liabilities	1,485,000	(137,500)	(110,000)
Net cash used in operating activities	(61,020,674)	(40,676,965)	(35,424,886)
Cash flows from investing activities
Purchase of property and equipment	(9,686,643)	(15,329,980)	(3,674,358)
Proceeds from sale of property and equipment	—	—	3,250,631
Purchases of short-term investments	(2,677,155)	—	—
(Payment to) receipt from restricted cash account securing letter of credit	585,000	—	740,000
Proceeds from maturity of short-term investments	20,702,000	1,003,431	—
Net cash provided by (used in) investing activities	8,923,202	(14,326,549)	316,273
Cash flows from financing activities
Proceeds from sale of common stock and warrants	8,570,000	105,213,087	15,464,383
Stock issuance costs	—	(2,374,072)	—
Proceeds from issuance of notes payable with detachable common stock warrants	12,500,000	—	—
Proceeds from issuance of convertible note payable to related party	—	—	6,000,000
Payment on facility lease obligation	(381,033)	(100,000)	—
Payments on notes payable	(35,480)	(1,562,500)	(24,113,786)
Payments on capital lease obligations	—	(62,811)	(46,506)
Proceeds from exercise of common stock warrants	—	299,932	—
Proceeds from exercise of employee stock purchase plan rights	207,233	262,819	11,756
Proceeds from exercise of common stock options	201,067	133,571	—
Net cash provided by (used in) financing activities	21,061,787	101,810,026	(2,684,153)
Effect of exchange rates changes on cash	(24,761)	3,720	8,228
Net (decrease) increase in cash and cash equivalents	(31,060,446)	46,810,232	(37,784,538)
Cash and cash equivalents
Beginning of period	37,223,590	6,163,144	52,973,376
End of period	$6,163,144	$52,973,376	$15,188,838
Supplemental disclosure of cash flow information
Cash paid for interest	$1,648,707	$2,440,846	$766,776
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock for research and development and other services	$2,111,432	$290,998	$—
Issuance of warrants in exchange for early extinguishment of debt	$—	$—	$87,100
Issuance of convertible notes in exchange for early extinguishment of debt	$—	$—	$8,650,584
Issuance of common stock in exchange for early extinguishment of debt	$—	$—	$340,000
Interest capitalized on construction-in-progress	$880,334	$785,699	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$2,658,958	$3,073,708	$2,470,118
Recognition of asset and facility lease obligation related to construction of new property	$4,250,437	$240,373	$—
Stock issuance costs included in accounts payable and accrued expenses	$—	$266,348	$—
Property recognized under capital lease obligations	$—	$2,372,880	$—

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

The Company’s most advanced product candidate is rocapuldencel-T, which it is developing for the treatment of metastatic renal cell carcinoma (“mRCC”) and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC. This trial is referred to as as the ADAPT trial. In February 2017, the independent data monitoring committee (the “IDMC”), for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. Notwithstanding the IDMC’s recommendation, the Company determined to continue to conduct the trial while it analyzed interim data from the trial. The Company is currently finalizing the amendment and plans to file it prior to a new interim data analysis planned for the second quarter of 2018. In connection with the Company’s determination to amend the ADAPT protocol, the special protocol assessment (the “SPA”) for the ADAPT trial ceased to be in effect. Additionally, the Company is developing a protocol for a Phase 2 clinical trial of rocapuldencel-T in combination with a checkpoint inhibitor for the treatment of patients with mRCC, but does not intend to initiate this trial unless and until the Company obtains financing to fund the trial.

The Company is developing AGS-004, its second Arcelis-based product candidate, for the treatment of HIV. The Company has completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”). The Company is currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication, and plans to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from its ongoing trial in adult HIV patients are favorable and government funding is available.

Basis of Presentation and Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company has incurred losses in each year since inception and as of December 31, 2017, had an accumulated deficit of $372.6 million. Also, as of December 31, 2017, the Company’s current assets totaled $17.2 million compared with current liabilities of $9.6 million, and the Company had cash and cash equivalents of $15.2 million. The Company’s primary use of cash is to fund its operating expenses, which consist principally of research and development expenditures necessary to advance its product candidates. The Company has evaluated its expected, probable future cash flow needs and has determined that it expects to incur substantial losses in the future as it conducts planned operating activities. Based upon its current and projected cash flow, the Company concluded there is substantial doubt about its ability to continue as a going concern. The financial statements for the year ended December 31, 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

On March 3, 2017, the Company entered into a payoff letter with Horizon Technology Finance Corporation and Fortress Credit Co LLC (the “Lenders”) under a venture loan and security agreement (the “Loan Agreement”) pursuant to which the Company paid, on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of common stock at an exercise price of $26.00 per share in consideration of the Lenders acceptance of $23.1 million as payment in full. Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all of the Company’s outstanding indebtedness and obligations to the Lenders under the Loan Agreement were paid in full, and the Loan Agreement and the notes thereunder were terminated.

In March 2017, the Company announced that its board of directors approved a workforce action plan designed to streamline operations and reduce operating expenses. The Company recognized $1.2 million in severance costs, all of which was paid as of December 31, 2017. The Company also recognized $3.2 million in stock-based compensation expense from the acceleration of vesting of stock options and restricted held by the terminated employees during the year ended December 31, 2017.

In June 2017, the Company raised net proceeds of $6.0 million through the issuance of a secured convertible note to Pharmstandard International S.A. (“Pharmstandard”), a collaborator and the Company’s largest stockholder, in the aggregate principal amount of $6.0 million.

In August 2017, the Company also entered into an agreement with Medpace, Inc. (“Medpace”), regarding $1.5 million in deferred fees that the Company owes Medpace for contract research and development services. Under the agreement, the Company paid $0.85 million of the amount during the third of quarter 2017 and agreed to pay the balance by April 2018.

In September 2017, the Company entered into a satisfaction and release agreement (the “Satisfaction and Release Agreement”) with Invetech Pty Ltd (“Invetech”). Under the Invetech Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million, on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Company’s development agreement with Invetech (the “Invetech Development Agreement”) prior to the date of the Invetech Satisfaction and Release Agreement, including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest.

In November 2017, the Company entered into a satisfaction and release agreement (the “Saint-Gobain Satisfaction and Release Agreement”) with Saint-Gobain Performance Plastics Corporation (“Saint-Gobain”). Under the Saint-Gobain Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $0.5 million, (ii) 34,499 shares of common stock, (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to the Company by Saint-Gobain under the development agreement with Saint-Gobain, or the (“Saint-Gobain Development Agreement”), on account of and in full satisfaction and release of all of the Company’s payment obligations to Saint-Gobain arising under the Saint-Gobain Development Agreement, prior to the date of the Saint-Gobain Satisfaction and Release Agreement, including the development fees and charges. In connection with entering into the Saint-Gobain Satisfaction and Release Agreement, the Company and Saint-Gobain entered into an amendment to the Saint-Gobain Development Agreement to extend the term to December 31, 2019.

From June 2017 through December 31, 2017, the Company raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under its sales agreement with Cowen & Company, LLC (“Cowen”). As of March 16, 2018, an additional $7.3 million of proceeds was raised subsequent to December 31, 2017.

As of December 31, 2017, the Company had cash and cash equivalents of $15.2 million and working capital of $7.6 million. The Company does not currently have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond the end of 2018. Therefore, the Company will need to raise additional capital prior to such time in order to continue to operate its business beyond that time. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of its assets or proprietary technologies, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to the Company. Under these circumstances, the Company may instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

The consolidated financial statements include the accounts of the Company and DC Bio Corp., the Company’s Canadian wholly-owned subsidiary, an unlimited liability corporation incorporated in the Province of Nova Scotia. Significant intercompany transactions and accounts have been eliminated.

On January 18, 2018, the Company effected a one-for-twenty reverse split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse split on a retroactive basis.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and DC Bio Corp., the Company’s Canadian wholly-owned subsidiary, an unlimited liability corporation incorporated in the Province of Nova Scotia and Argos Therapeutics (Europe)S.à.r.l., the Company’s wholly-owned subsidiary, a société anonyme à responsabilité limitée incorporated in Luxembourg. Significant intercompany transactions and accounts have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2016 and 2017, $52,723,376 and $14,688,838, respectively, in cash and cash equivalents was uninsured.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets whenever significant events or changes in circumstances occur that indicate that the carrying amount of an asset may be impaired. Recoverability of these assets is determined by comparing the forecasted undiscounted future cash flows from the operations to which the assets relate, based on the Company’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset or assets. The Company recognized $0.7 million and $27.3 million of impairment losses during the years ended December 31, 2016 and 2017, respectively (see Note 3). No such impairments were recognized during the year ended December 31, 2015.

Accounting for Outstanding Warrants as Liabilities

The Company has outstanding warrants issued in August 2016 and that remain outstanding as of December 31, 2017 that include provisions that could require cash settlement. Accordingly, these warrants were recorded as liabilities at the estimated fair value as of the date of issuance. These warrants are then required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s consolidated statement of operations in each subsequent period.

The fair value of warrants recorded as liabilities is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury five-year maturity yield curve in effect on the date of valuation. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term of the warrants. Expected stock price volatility is based on the weighted average of the Company’s historical common stock volatility and the volatility of several peer public companies. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

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

The Company has entered into license agreements with collaborators. The terms of these agreements have included nonrefundable signing and licensing fees, as well as milestone payments and royalties on any future product sales developed by the collaborators under these licenses. The Company assesses these multiple elements in accordance with ASC 605, in order to determine whether particular components of the arrangement represent separate units of accounting.

These collaboration agreements are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. This guidance requires the application of the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists; otherwise, third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately as the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue will be recognized, to the extent this is determinable. If the Company cannot reasonably estimate, to the extent this is determinable, the timing and the level of effort to complete its performance obligations under the arrangement, then the Company recognizes revenue under the arrangement on a straight-line basis over the period that the Company expects to complete such performance obligations.

The Company’s license agreements with Pharmstandard International S.A. (“Pharmstandard”), Green Cross Corp. (“Green Cross”), Medinet Co., Ltd. (“Medinet”), and Lummy (Hong Kong) Co. Ltd. (“Lummy HK”) provide for, and any future license agreements it may enter into may also provide for, milestone payments. Revenues from milestones, if they are non-refundable and considered substantive, are recognized upon successful accomplishment of the milestones. If not considered substantive, milestones are initially deferred and recognized over the remaining performance obligation. If no performance obligation exists, milestones are recognized when earned. Pharmstandard is considered a related party based on Pharmstandard’s ownership of stock of the Company.

The Company’s current license agreements with Pharmstandard, Green Cross, Medinet and Lummy HK provide for, and any future license agreements the Company may enter into may provide for, royalty payments. To date, the Company has not received any royalty payments and accordingly has not recognized any related revenue. The Company will recognize royalty revenue upon the sale of the related products, provided there are no remaining performance obligations under the arrangements.

The Company records deferred revenue when payments are received in advance of the culmination of the earnings process. This revenue is recognized in future periods when the applicable revenue recognition criteria have been met.

In September 2006, the Company entered into a multi-year research contract with the NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company is using funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID have committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. On June 29, 2016, a contract modification was agreed to that extended the NIH and NIAID’s commitment under the contract to July 31, 2018. The Company has agreed to a statement of work under the contract, and is obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work.

The Company recognizes revenue from reimbursements earned in connection with the NIH and NIAID contract as reimbursable costs are incurred. The Company recognizes revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

For the years ended December 31, 2015, 2016 and 2017, the Company recorded revenue under the NIH and NIAID agreement of $448,273, $807,968 and $177,926, respectively. The Company has recorded total revenue of $38.3 million through December 31, 2017 under the NIH and NIAID agreement. As of December 31, 2017, there was up to $1.5 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2016 and 2017, the Company recorded a receivable from the NIH and NIAID of $136,140 and $31,977, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

Share-Based Compensation

The Company estimates the grant date fair value of its share-based awards and amortizes this fair value to compensation expense over the requisite service period or vesting term (see Note 11).

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

Interest Expense

During the years ended December 31, 2015, 2016 and 2017, interest expense primarily resulted from interest on the Loan Agreement with the Lenders, the Company’s convertible note payable to Pharmstandard, the Company’s note payable to Medinet and the Company’s capital lease obligations. The Company paid a total of $23.1 million under the Loan Agreement in March 2017, which represented the principal balance and accrued interest outstanding under the Loan Agreement and terminated the capital lease obligations under the power generation agreements in November 2017 (see Note 6 and 8).

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

The Company plans to adopt the full retrospective method effective January 1, 2018, and is continuing to evaluate the expected impact of the standard. The Company is currently performing an assessment of the impact of the new standard on its collaboration arrangements with third parties and its multi-year research contract with the NIH and NIAID and is in the process of mapping those activities to deliverables and tracing those deliverables to the new standard. The Company then will assess what impact the new standard will have on those deliverables. The Company expects no material impact on revenue recognized from its collaboration agreements and multi-year research contract with the NIH and NIAID. The Company is currently performing a detailed contract review that must be completed before it can quantify the expected impact of the standard. The Company also anticipates enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from its collaboration agreements and contract with the NIH and NIAID. The impact of the new standard will be finalized upon adoption in the first quarter of 2018 and is therefore subject to change.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items in the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, will require adoption on a retrospective basis and will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact that adoption of this standard will have on the Company’s consolidated financial statements. The Company expects to classify cash payments for debt prepayment or extinguishment costs as financing cash flows, which are currently reported as operating cash flows.

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

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for and financial statement presentation of share-based payments, including the accounting for income taxes at award settlement and forfeitures, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. The Company adopted this standard during the year ended December 31, 2017 with no effect on the Company’s consolidated financial statements.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2016 and December 31, 2017.

As of December 31, 2016 and December 31, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents. Additionally, as of December 31, 2016 and December 31, 2017, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds and restricted cash in a deposit account at a bank. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. The Company has no Level 2 assets. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 10).

During the years ended December 31, 2016 and 2017, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2016 and 2017, these financial instruments and respective fair values were classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash – long-term	740,000	—	—	740,000
Total assets at fair value	$46,129,314	$—	$—	$46,129,314
Liabilities
Warrants	$—	$—	$20,926,061	$20,926,061
Total liabilities at fair value	$—	$—	$20,926,061	$20,926,061

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets
Money-market funds	$4,098,037	$—	$—	$4,098,037
Total assets at fair value	$4,098,037	$—	$—	$4,098,037
Liabilities
Warrants	$—	$—	$167,636	$167,636
Total liabilities at fair value	$—	$—	$167,636	$167,636

Changes in the fair value of the Company’s Level 3 liability for warrants during the years ended December 31, 2016 and 2017 were as follows (see Note 10):

Balance as of December 31, 2015	$—
Issuance of warrants at fair value	21,933,413
Unrealized gain during the year	(1,007,352)
Balance as of December 31, 2016	$20,926,061
Unrealized gain during the year	(20,758,425)
Balance as of December 31, 2017	$167,636

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents and restricted cash as of December 31, 2016 and December 31, 2017 were as follows:

	As of December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$45,389,314	$—	$—	$45,389,314
Restricted cash – long-term	740,000	—	—	740,000
	$46,129,314	$—	$—	$46,129,314

	As of December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,098,037	$—	$—	$4,098,037
	$4,098,037	$—	$—	$4,098,037

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2016 was approximately $29.8 million compared with its carrying value of $30.1 million. The fair value of the Company’s debt as of December 31, 2017 was approximately $19.1 million compared with its carrying value of $19.5 million (see Note 6).

3. Restructuring Activities and Related Impairments of Property and Equipment and Leases

As discussed in Note 1, the Company’s most advanced product candidate is rocapuldencel-T, which the Company is developing for the treatment of mRCC and other cancers. The Company is currently conducting a pivotal Phase 3 clinical trial of rocapuldencel-T plus sunitinib or another therapy for the treatment of newly diagnosed mRCC. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. This development triggered a restructuring of the Company’s operations and impairments of property and equipment and leases. As set forth below and in Notes 4 and 8, the Company recognized restructuring costs of $6.0 million and impairment loss of property and equipment of $27.3 million during the year ended December 31, 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 46 employees (or 38%) from 122 employees to 76 employees in March 2017. Through additional targeted reductions and attrition, the workforce was further reduced to 39 employees as of December 31, 2017. The principal objective of the reduction was to enable the Company to conserve its financial resources as the Company conducted its ongoing review of the preliminary ADAPT trial data set and discussed the data with the FDA. The Company recognized $1.2 million in severance costs during the year ended December 31, 2017, all of which was paid as of December 31, 2017. The Company also recognized $3.2 million in stock-based compensation costs from the acceleration of vesting of stock options and restricted stock held by the terminated employees during the year ended December 31, 2017.

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

On March 17, 2017 the landlord notified the Company that it was terminating the lease (the “Termination Notice”), effective immediately. The Company never occupied the leased space. In the Termination Notice, the landlord asserted that the Company was in default under the Lease due to nonpayment of invoices for up-fit costs. The Company did not dispute the occurrence of the event of default or the termination of the Lease and did not seek to cure the default. In the Termination Notice, the landlord stated that the Company was liable for any and all costs incurred by the landlord in re-letting the premises, any deficiency between the Company’s scheduled rent for the remainder of the term of the Lease and the rent charged to the new tenant, the unamortized portion of the funded up-fit costs, rent abatement, interest at the rate of 12% per annum on the sums noted and all attorneys’ fees incurred by the landlord in enforcing the Lease. The Company instructed the landlord to begin the process of re-letting the premises in order to mitigate damages. On March 31, 2017, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with the landlord terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million to the Company in consideration for being able to salvage some of the construction costs. During the year ended December 31, 2017, the Company recorded a lease termination fee of $1.6 million which is included in restructuring costs in the Company’s consolidated statement of operations. The Company also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the year ended December 31, 2017.

Impairment of Centerpoint Facility and Construction-in-Progress

During the three months ended March 2017, the Company also determined that it would no longer need to develop its facility in Durham County, North Carolina (“Centerpoint”), which the Company intended to be built to house the Company’s corporate headquarters and primary manufacturing facility. The Company recorded an impairment loss for the net carrying value of the facility asset of $0.7 million during the year ended December 31, 2017. In the Company’s consolidated statement of operations for the year ended December 31, 2017, the Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property. In November 2017, TKC Properties, the landlord of the Centerpoint facility completed the sale of the facility to a third party. In connection with this transaction, the Company entered into a lease termination agreement with TKC Properties pursuant to which the Company received cash proceeds of $1.8 million and recorded a gain on disposition of $1.8 million in the Company’s consolidated statement of operations during the year ended December 31, 2017.

The restructuring liability during the year ended December 31, 2017 consisted of the following:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2016	$—	$—	$—
Restructuring costs	4,416,189	1,615,590	6,031,779
Acceleration of stock options and restricted stock	(3,171,751)	—	(3,171,751)
Cash payments	(1,244,438)	(1,615,590)	(2,860,028)
Balance as of December 31, 2017	$—	$—	$—

4. Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2017:

	Useful Life (Years)	2016	2017
Office furniture and equipment	7	$657,875	$639,603
Computer equipment	3	1,018,173	989,137
Computer software	3	3,146,978	3,146,978
Laboratory equipment	7	5,709,215	6,050,640
Leasehold improvements	5	2,435,530	2,435,530
Assets related to facility lease obligation		8,070,033	—
Construction-in-progress		28,807,957	—

Total property and equipment, net		49,845,761	13,261,888
Less: Accumulated depreciation and amortization		(8,894,184)	(9,679,565)

Property and equipment, net		$40,951,577	$3,582,323

The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable. As discussed in Note 3, the Company determined during the three months ended March 31, 2017 that it would no longer need to develop various equipment included in Construction-in-progress under its current manufacturing plans. The Company has agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than the Company’s carrying value. Accordingly, the Company determined that the fair value of this equipment held for sale was $0.7 million as of December 31, 2017 and recorded an impairment loss of $1.1 million during the year ended December 31, 2017. Additionally, the Company recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress during the year ended December 31, 2017 that had to be abandoned or had no net realizable value.

During the year ended December 31, 2016, the Company changed its manufacturing plans for the product launch of rocapuldencel-T. As a result of this change in plans for manufacturing rocapuldencel-T, the Company determined in the fourth quarter of 2016 that it would not require three isolator machines that were under construction and in various stages of completion by a vendor for the semi-automated manufacturing process. In March 2017, the Company sold the three isolator machines on the Company’s behalf to third parties at prices less than the Company’s carrying value. Accordingly, the Company determined that the fair value of these three isolator machines held for sale was $1,452,172 as of December 31, 2016 and an impairment loss of $741,114 was recognized during the year ended December 31, 2016.

Centerpoint Facility and Construction-in-Progress

As of December 31, 2016, assets related to the Centerpoint facility lease obligation and Construction-in-progress were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting (see Note 8). As discussed in Note 3, the Company determined that it would no longer need to develop the Centerpoint facility. The Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the year ended December 31, 2017.

In November 2017, TKC, the landlord of the Centerpoint facility, successfully completed the sale of the facility to a third party. In connection with this transaction, the Company entered into a lease termination agreement with TKC pursuant to which the Company received cash proceeds of $1.8 million and recorded a gain on disposition of $1.8 million in the Company’s consolidated statement of operations during the year ended December 31, 2017.

Construction-in-progress under capital leases included $2.4 million and $0 as of December 31, 2016 and December 31, 2017, respectively. As of December 31, 2016 and December 31, 2017, Construction-in-progress included $2.7 million and $0, respectively, of capitalized interest.

Depreciation and amortization expense was as follows:

Year ended December 31, 2015	$680,444
Year ended December 31, 2016	$952,341
Year ended December 31, 2017	$967,891

5. Income Taxes

No provision for U.S. federal, state or foreign income taxes has been recorded as the Company has incurred net operating losses (“NOL”) since its inception in 1997.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2016	2017
U.S. federal and state net operating loss carryforwards	$89,445,428	$69,850,442
Foreign net operating loss carryforwards	1,526,207	1,649,765
Contribution carryforwards	4,245	2,202
Research and development credits	7,705,933	8,477,318
Investment tax credits	30,363	32,473
Share-based compensation	1,586,780	2,725,223
Other accruals	917,376	84,357
Deferred revenue	1,120,772	1,044,788
Property and equipment	257,192	27,628
Total deferred tax assets	102,594,296	83,894,196
Valuation allowance for deferred assets	(102,594,296)	(83,894,196)
Net deferred tax assets	$—	$—

As of December 31, 2016 and 2017, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized. There was an increase in the valuation allowance in the year ended December 31, 2017 of $18,700,100, all of which was allocable to current operating activities.

As of December 31, 2017, the Company had U.S. federal and state, and Canadian federal and provincial NOL carryforwards of approximately $300.8 million, $338.5 million, $6.1 million and $6.1 million, respectively. These NOL carryforwards begin to expire in 2018, 2017, 2026 and 2026, respectively. As of December 31, 2017, the Company also had unlimited Luxembourg NOL carryforwards of approximately $0.2 million. As of December 31, 2017, the Company had U.S. federal and state tax credit carryforwards of approximately $8.2 million and $0.3 million, respectively. These credit carryforwards begin to expire in 2020 and 2024, respectively. As of December 31, 2017, the Company had Canadian investment tax credit carryforwards of approximately $32,500 that begin to expire in 2024.

The utilization of the NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state and foreign tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). If the Company has undergone a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis. Management has determined that the Company experienced an ownership change during 2014 for purposes of Section 382. Due to the Section 382 limitation resulting from the ownership change, approximately $28,156,600 of the Company’s federal NOLs are expected to expire unused. The federal tax credits and state NOLs would potentially be limited as well. The estimated amount of federal NOLs expected to expire due to the limitation has not been recognized in the consolidated financial statements.

As of December 31, 2017, the Company had no foreign unremitted earnings from its foreign subsidiaries.

Taxes computed at the statutory U.S. federal income tax rate of 34.0% are reconciled to the provision for income taxes for the years ended December 31, 2015, 2016 and 2017 as follows:

	2015		2016		2017
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
U.S. federal tax statutory rate	$(25,428,097)	34.0%	$(18,029,558)	34.0%	$(13,796,353)	34.0%
State taxes (net of federal benefit)	(1,936,719)	2.6%	(1,034,566)	2.0%	(801,406)	2.0%
U.S. federal research and development tax credits	(2,135,940)	2.9%	(1,368,171)	2.6%	(1,038,768)	2.6%
Other nondeductible expenses	1,032,480	(1.4%)	760,287	(1.5%)	1,973,462	(4.9%)
Increase in unrecognized tax benefits	640,782	(0.9%)	410,451	(0.8%)	311,630	(0.8%)
Change in effective state tax rate	1,190,519	(1.6%)	1,655,991	(3.1%)	12,871	(0.0%)
Expiration of NOL & contribution carryforwards	9,590,101	(12.8%)	—	(0.0%)	136,325	(0.3%)
Adjustment for change in federal effective tax rate	—	(0.0%)	—	(0.0%)	41,255,460	(101.7%)
Change in fair value of warrant liability	—	(0.0%)	—	(0.0%)	(7,467,843)	18.4%
Change in valuation allowance	16,705,784	(22.3%)	17,691,710	(33.4%)	(18,700,100)	46.1%
Deferred tax asset true-ups	341,090	(0.5%)	(86,144)	0.2%	(1,885,278)	4.6%
Provision for income taxes	$—	0.0%	$—	0.0%	$—	0.0%

On September 18, 2015, North Carolina enacted House Bill 97, which reduced the corporate income tax rate from 5% to 4% in 2016. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2015 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $1,190,500. On August 4, 2016, North Carolina issued a notice confirming that the corporate income tax rate would be further reduced from 4% to 3% in accordance with House Bill 97. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2016 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $1,656,000. On June 28, 2017, North Carolina issued a notice confirming that the corporate income tax rate would be further reduced from 3% to 2.5% in accordance with House Bill 97. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets in 2017 by applying the lower rate, which resulted in a decrease in the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $16,810.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law (the “Tax Legislation”), which reduced the federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets as of December 31, 2017 by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $41.3 million.

The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company's foreign earnings will no longer be subject to tax in the United States. As part of transition to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company estimates that the deemed repatriation will not result in any additional U.S. income tax liability as it estimates it currently has no undistributed foreign earnings.

The SEC staff issued Staff Accounting Bulletin 118, or SAB 118, which will allow the Company to record provisional amounts related to accounting for the Tax Legislation during a measurement period which is similar to the measurement period used when accounting for business combinations. The Company is following the guidance set forth by SAB 118 and any amounts calculated are provisional estimates and will be reevaluated as more information or guidance becomes available.

As of December 31, 2017, the Company considers the accounting for the change in income tax rates on deferred tax assets and liabilities as a result of the Tax Reform Act to be provisional and, accordingly, subject to adjustment in future periods. The calculated provisional amount of $41.3 million impact on the deferred tax assets and valuation allowance will be finalized in conjunction with the filing of the Company's U.S. federal income tax return for the year ended December 31, 2017 that will not be finalized until later in 2018.

The Company also considers it likely that further technical guidance regarding certain aspects of the new provisions included in the Tax Reform Act, as well as clarity regarding state income tax conformity to current federal tax code, may be issued which could result in changes to the provisional amounts reported as of December 31, 2017 and related state income tax effects. Any adjustments made during the measurement period will likely not have any impact on the effective tax rate due to the full valuation allowance offset to deferred tax assets.

The Company will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements.

The Company had gross unrecognized tax benefits of $3,206,300 as of January 1, 2017. As of December 31, 2017, the total gross unrecognized tax benefits were $3,517,900 and of this total, none would affect the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2016 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2014 although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions during the years ended December 31, 2015, 2016 and 2017:

	2015	2016	2017
Beginning balance	$2,155,000	$2,795,800	$3,206,300
Gross increase for tax positions related to current periods	640,800	410,500	311,600
Gross (decrease) increase for tax positions related to prior periods	—	—	—
Ending balance	$2,795,800	$3,206,300	$3,517,900

6. Notes Payable and Convertible Notes Payable

Notes payable and convertible notes payable consisted of the following as of December 31, 2016 and 2017:

	December 31, 2016	December 31, 2017
Notes payable under the venture loan and security agreement, including accrued interest	24,035,029	$—
Less debt discount and debt issuance costs	(320,409)	—
Notes payable under the venture loan and security agreement, net	23,714,620	—
Convertible note payable to Pharmstandard, including accrued interest	—	6,302,959
Convertible note payable to Invetech, including accrued interest	—	5,845,655
Convertible note payable to Saint-Gobain, including accrued interest	—	2,334,929
Note payable to Medinet, including accrued interest	6,403,186	4,958,824
Other notes payable	30,972	13,825
Total debt	30,148,778	19,456,192
Less current portion of convertible note payable to Invetech, including accrued interest	—	(1,300,000)
Less current portion of convertible note payable to Saint-Gobain, including accrued interest	—	(1,050,000)
Less current portion of note payable to Medinet, including accrued interest	—	(4,958,824)
Less current portion of other notes payable	(11,475,480	(13,825)
Long-term portion of notes payable and convertible notes payable	$18,673,298	12,133,543

Convertible Note Payable to Invetech. As discussed in Note 7, the Company had recorded a manufacturing research and development obligation payable to Invetech on its consolidated balance sheet of approximately $8.3 million, representing $5.2 million in deferred fees, $2.3 million in estimated bonus payments and $0.7 million in accrued interest.

On September 22, 2017, the Company entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of the Company’s common stock with a fair value of $0.2 million on the date of issuance and (iii) and unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Invetech prior to the date of the Satisfaction and Release Agreement, including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the Company’s statement of operations during the year ended December 31, 2017. Following is a summary the terms of the convertible note payable to Invetech (the “Invetech Note”).

The original principal amount of the Invetech Note is $5.2 million. The maturity date for the payment of principal and interest under the Invetech Note is September 30, 2020. The Invetech Note bears interest at a rate of 6.0% per annum, which interest will compound annually. The Invetech Note is not secured by any assets of the Company.

The Company is required to make quarterly installment payments under the Invetech Note for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $0.4 million, consisting of (i) cash in the amount of $0.2 million and (ii) if certain specified conditions are met as of the corresponding payment date, up to $0.2 million of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 through March 31, 2019, the Company is required to make quarterly installment payments under the Invetech Note, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments under the Invetech Note, each in an amount of $150,000, payable in cash. For the year ended December 31, 2017, the Company made an installment payment of $0.2 million in cash to Invetech.

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

As detailed further below, Invetech may exercise its conversion rights upon: (i) maturity of the Invetech Note, (ii) certain change of control events, and (iii) certain events of default. In each case, the number of shares of common stock issuable upon such complete or partial conversion of the Invetech Note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $10.00 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction).

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

Convertible Note Payable to Saint-Gobain. On November 22, 2017, the Company entered into the Saint-Gobain Satisfaction and Release Agreement with Saint-Gobain. Under the Saint Gobain Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $0.5 million, (ii) 34,499 shares of common stock, (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to the Company by Saint-Gobain under the Saint-Gobain Development Agreement, on account of and in full satisfaction and release of all of the Company’s payment obligations to Saint-Gobain arising under the Saint-Gobain Development Agreement, prior to the date of the Saint-Gobain Satisfaction and Release Agreement, including the development fees and charges. In connection with entering into the Saint-Gobain Satisfaction and Release Agreement, the Company and Saint-Gobain entered into an amendment to the Saint-Gobain Development Agreement to extend the term to December 31, 2019. Following is a summary the terms of the convertible note payable to Saint-Gobain (the “Saint-Gobain Note”).

The original principal amount of the Note is $2,360,000. The maturity date for the payment of principal and interest under the Note is September 30, 2020. The Note bears interest at a rate of 6.0% per annum, which interest will compound quarterly. The Note is not secured by any assets of the Company.

The Company is required to make quarterly installment payments under the Saint-Gobain Note for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $340,000, consisting of (i) cash in the amount of $200,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $140,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 and September 30, 2018, the Company is required to make quarterly installment payments under the Saint-Gobain Note, each in an aggregate amount of up to $245,000, consisting of (i) cash in the amount of $125,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarters ending December 31, 2018 and March 31, 2019, the Company is required to make quarterly installment payments under the Saint-Gobain Note, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarter ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the stock price of the common stock at the time is less than $4.06 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then the Company will be required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments under the Saint-Gobain Note, each in an amount of $100,000, payable in cash. For the year ended December 31, 2017, the Company made an installment payment of $270,000 in cash to Saint-Gobain.

As detailed further below, Saint-Gobain may exercise its conversion rights upon: (i) maturity of the Saint-Gobain Note, (ii) certain change of control events (as defined in the Saint-Gobain Note), and (iii) certain events of default (as defined in the Saint-Gobain Note). In each case, the number of shares of common stock issuable upon such complete or partial conversion of the Saint-Gobain Note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $0.50 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction).

•	Maturity of the Note. Upon maturity of the Saint-Gobain Note or at any time during the 75 day period prior to the maturity date of the note, Saint-Gobain may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of the Company’s common stock. The Company will be required to pay any amount not so converted in cash.

•	Change of Control. Upon a change of control pursuant to which Saint-Gobain has a redemption right, Saint-Gobain may, at its option, elect to convert any amount of the outstanding principal and accrued interest, less any remaining installment payments required to be made in cash, into shares of the Company’s common stock. The Company will be required to pay any amount not so converted in cash.

•	Default. Upon the occurrence of certain events of default, Saint-Gobain may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of the Company’s common stock. The Company will be required to pay any amount not so converted in cash.

Subject to the aforementioned conversion rights of Saint-Gobain, the Company may prepay the Saint-Gobain Note in whole or in part at any time without penalty or premium.

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

In addition, at Pharmstandard’s election, Pharmstandard may convert the entire principal and interest on the Pharmstandard Note into shares of the Company’s common stock at a price per share equal to $10.00. However, Pharmstandard will not be permitted to convert the entire Pharmstandard Note if such conversion would result in Pharmstandard and its affiliates holding shares that exceed 39.9% of the total number of outstanding shares of common stock of the Company or 39.9% of the combined voting power of all outstanding securities of the Company. To the extent that conversion of the entire Pharmstandard Note would cause Pharmstandard and its affiliates to exceed these thresholds, Pharmstandard may convert a portion of the Pharmstandard Note to the extent these thresholds are not exceeded by such partial conversion.

Pharmstandard is the Company’s largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 17.3% of the Company’s outstanding common stock as of February 28, 2018. In addition, two members of the Company’s board of directors are closely associated with Pharmstandard.

Venture Loan Facility. In September 2014, the Company entered into the Loan Agreement with the Lenders under which the Company could borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

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

The Company incurred $0.4 million in debt issuance costs in connection with the closing of the Loan Facility. Debt issuance costs were presented in the Company’s consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the terms of the related debt. Debt issuance costs were eliminated on the Company’s consolidated balance sheet as of December 31, 2017 as a result of the early extinguishment of debt under the payoff letter discussed below.

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

On March 3, 2017, the Company entered into a payoff letter with the Lenders, pursuant to which the Company paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. In addition, the Company issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the $23.1 million. The Company recognized a gain on this early extinguishment of debt of $0.2 million during the year ended December 31, 2017 which is included in Other income (expense) on the statement of operations. The payoff of the debt was considered a troubled debt restructuring because of the doubt surrounding the Company’s ability to continue as a going concern and the fact that the final payment of $1.25 million and the pre-payment penalty of $0.6 million were waived by the Lenders in exchange for the issuance of the warrants.

Upon the payment of the $23.1 million and the issuance of the warrants pursuant to the payoff letter, all outstanding indebtedness and obligations of the Company owing to the Lenders under the Loan Agreement were deemed paid in full, and the Loan Agreement and the notes thereunder were terminated.

In connection with the Loan Agreement, the Company issued to the Lenders and their affiliates warrants to purchase a total of 4,139 shares of the Company’s common stock at a per share exercise price of $181.20 (the “Venture Loan Warrants”). Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. As of September 29, 2014, the Company recorded a debt discount of $0.3 million equal to the value of these Venture Loan Warrants. This debt discount was offset against the long-term portion of the note payable balance and included in additional paid-in capital on the Company's consolidated balance sheet. Debt discount was amortized to interest expense over the terms of the related debt. Debt discount was eliminated on the Company’s balance sheet as of December 31, 2017 as a result of the early extinguishment of debt discussed above.

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

During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. During the year ended December 31, 2017, the Company recognized an additional $2.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million of accrued interest. As of December 31, 2017, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest. As of December 31, 2016 and 2017, the total deferred liability associated with the Medinet note was $5.4 million and $6.9 million, respectively (see Note 13).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $46,754, $30,972 and $13,825 in principal was outstanding as of December 31, 2015, December 31, 2016 and December 31, 2017, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

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

On September 22, 2017, the Company entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of the Company’s common stock and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement, including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the Company’s consolidated statement of operations during the year ended December 31, 2017.

8. Facility Lease Obligation, Capital Lease Obligations, Assets Held for Sale and Sold

Centerpoint Lease Obligation

In August 2014, the Company entered into a Lease Agreement (the “Centerpoint Lease Agreement”) with TKC LXXII, LLC, a North Carolina limited liability company (“TKC”). Under the Centerpoint Lease Agreement, the Company agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina, which the Company refers to as Centerpoint. The Company intended this facility to be built to house the Company’s corporate headquarters and primary manufacturing facility. The shell of the new facility was constructed on a build-to-suit basis by TKC in accordance with agreed upon specifications and plans as set forth in the Centerpoint Lease Agreement and at the expense of TKC, other than those costs resulting from changes requested by the Company, for which the Company was responsible and for which the Company paid $1.7 million.

The term of the Centerpoint Lease Agreement was 10 years from the commencement date of July 1, 2015. The Company had an option to extend the Centerpoint Lease Agreement by six five-year renewal terms. Current rent payments in the third year were $49,052 per month, subject to certain fixed increases over the course of the term as set forth in the Centerpoint Lease Agreement.

The Centerpoint Lease Agreement required the Company to provide TKC with a letter of credit. The Company provided the bank that issued the letter of credit on its behalf a security deposit of $1.3 million to guarantee the letter of credit. In accordance with the Centerpoint Lease Agreement, this deposit was reduced to $0.7 million as of December 31, 2015 under a purchase and sale agreement with TKC. The deposit was recorded as restricted cash as of December 31, 2016 on the Company’s consolidated balance sheet.

Under the Centerpoint Lease Agreement, the Company was involved in the construction of the building. To the extent the Company was involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40-05-5 requires for accounting purposes that the Company be considered the owner of this project during the construction period. Therefore, the Company recorded an asset in property and equipment, net on the Company’s consolidated balance sheets for the cost of the Company’s portion of the building plus the amount of estimated structural construction costs incurred by TKC and the Company as of the applicable balance sheet date. The Company recorded a corresponding facility lease obligation on its consolidated balance sheets representing the amounts paid by TKC.

The initial recording of these assets and liabilities was classified as non-cash investing and financing items, respectively, for purposes of the Company’s consolidated statements of cash flows.

Under the Centerpoint Lease Agreement, the Company had an option to purchase the property. In February 2015, the Company exercised this purchase option and entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with TKC. The purchase price to be paid by the Company at closing was $7.4 million plus the amount of any additional costs incurred by TKC as a result of changes requested by the Company, for which the Company paid $1.7 million, and the amount of any improvement allowances advanced to the Company by TKC prior to the closing. Under the terms of the Purchase Agreement, the Company had until October 31, 2016 to consummate the purchase of the property. The Company did not purchase the property by such date. As a result, the Company had no further right to purchase the property and remained subject to the lease under the Centerpoint Lease Agreement.

As of December 31, 2016, assets related to the Company’s facility lease obligation were recognized primarily due to the Company being deemed to be the accounting owner of the Centerpoint facility which was being built to be the Company’s corporate headquarters and primary manufacturing facility during its construction period under build-to-suit lease accounting. As discussed in Note 3, the Company determined that it would no longer need to develop the Centerpoint facility. The Company recorded an impairment loss for the net carrying value of the facility asset of $0.7 million during the year ended December 31, 2017. The Company recorded an asset related to the facility lease obligation included in property and equipment of $7.9 million as of December 31, 2016. The facility lease obligation on the Company’s consolidated balance sheet was $7.4 million as of December 31, 2016. The Company also recorded an impairment loss of $18.3 million for the Construction-in-progress on the property during the year ended December 31, 2017 (see Note 3).

In November 2017, TKC, the landlord of the Centerpoint facility, successfully completed the sale of the facility to a third party. In connection with this transaction, the Company entered into a lease termination agreement with TKC pursuant to which the Company received cash proceeds of $1.8 million and recorded a gain on disposition of $1.8 million in the Company’s consolidated statement of operations during the year ended December 31, 2017. Additionally, the Company was no longer required to maintain restricted cash of $0.7 million as a security deposit under the lease.

Capital Lease Obligations

In August 2016, the Company entered into two agreements (the “Power Generation Agreements”) with an electric utility company. The Power Generation Agreements are being accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. The Power Generation Agreements required monthly minimum payments of $32,948 for a period of 128 months, or a total of $4.2 million ending in March 2027. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. Since the capital leases were for electrical equipment held for sale on the Centerpoint property, the Company recorded an impairment loss of $0.1 million during the year ended December 31, 2017 (see Note 3). In connection with the sale of the Centerpoint facility discussed above, the capital leases and related equipment were transferred to the buyer of the Centerpoint facility and the related assets and obligations were eliminated from the Company’s consolidated balance sheet as of December 31, 2017.

9. Common Stock

Issuance of Common Stock in 2017

At-the-Market Offering in 2017

In May 2015, the Company entered into a sales agreement, with Cowen, pursuant to which the Company could issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. In February 2018, the Company amended and restated the sales agreement with Cowen to increase the maximum aggregate offering price from $30 million to up to $45 million (the “Sales Agreement”). Sales of the Company’s common stock through Cowen may be made by any method permitted that is deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. Cowen is not required to sell any specific number or dollar amount of securities, but acts as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, and in accordance with the terms of the Sales Agreement. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the year ended December 31, 2017, the Company sold 3,373,967 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $15.5 million, net of commissions and issuance costs. The Company sold an additional 3,982,865 shares resulting in $7.3 million of proceeds between January 1, 2018 and March 16, 2018. During the year ended December 31, 2016, the Company sold 43,634 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $5.5 million, net of commissions and issuance costs. As of March 16, 2018, $15.8 million of stock remained to be sold under the Sales Agreement.

Other Common Stock Issued in 2017

In lieu of paying certain annual cash bonuses for 2016, in January 2017 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing 25% of the amount of the 2016 annual cash bonus that would otherwise have been paid by the closing price of the Company’s common stock on January 13, 2017. A total of 4,005 restricted shares of common stock with an aggregate fair value of $0.4 million were issued. Each of the restricted stock awards was subject to a lapsing right of repurchase in the Company’s favor, which right lapsed with respect to 100% of the underlying shares of each award on April 17, 2017, for those executive officers and employees still providing services to the Company on such date. During the year ended December 31, 2017, 368 shares of common stock were forfeited back to the Company.

During the year ended December 31, 2017, the Company granted restricted stock awards for an aggregate of 369,998 shares of common stock with a fair value of $1.4 million to 43 employees resulting in stock-based compensation expense of $0.8 million and $0.5 million included in research and development and general and administrative expenses, respectively. Awards for 28,689 shares of common stock vested upon termination of the recipients’ employment during the year ended December 31, 2017 with such costs of $0.1 million included in restructuring expenses. As of December 31, 2017, there were 91,923 unvested restricted shares of common stock outstanding which vest in full during January 2018. Unrecognized compensation for these restricted shares of common stock totaled $14,848 as of December 31, 2017 and was recognized as services were provided during January 2018. Additionally, in June 2017, one grant of 2,333, fully vested shares of common stock was awarded to an employee resulting in stock-based compensation expense of $20,999 included in general and administrative expenses during the year ended December 31, 2017.

In September 2017, under the Invetech Satisfaction and Release Agreement, the Company issued to Invetech .57,142 shares of common stock in partial satisfaction and release of the Company’s payment obligations to Invetech arising under the Company’s development agreement with Invetech.

In November 2017, under the Saint-Gobain Satisfaction and Release Agreement, the Company issued to Saint-Gobain 34,499 shares of common stockon account of and in partial satisfaction and release of the Company’s payment obligations to Saint-Gobain arising under the Saint-Gobain Development Agreement.

Issuance of Common Stock in 2016

PIPE Financing

On March 4, 2016, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to issue and sell an aggregate of up to $60 million of its common stock and warrants to purchase shares of common stock in a PIPE financing. At the closing of the initial tranche in March 2016, the Company sold and the investors purchased, for a total purchase price of approximately $19.9 million, a total of 182,621 shares of common stock and warrants to purchase a total of 136,966 shares of common stock (0.75 shares of common stock for each share of common stock purchased), based on a purchase price per share of common stock and accompanying warrant equal to $108.875. At the closing of the second tranche in June 2016, the Company sold and the investors purchased, for a total purchase price of approximately $29.8 million, a total of 273,933 shares of common stock and warrants to purchase a total of 205,450 shares of common stock at the same price and on the same terms as the first tranche. The warrants issued in each closing have an exercise price of $107.00 per share and expire five years from the date of issuance.

In connection with entering into the securities purchase agreement, the Company entered into a registration rights agreement with the investors pursuant to which the Company registered for resale the shares issued in the financing and the shares issuable upon exercise of the warrants issued in the financing.

Follow-On Public Offering

On August 2, 2016, the Company issued and sold 454,545 shares of common stock and warrants to purchase an aggregate of 340,909 shares of common stock, or the August 2016 Warrants, in an underwritten public offering at a price to the public of $110.00 per share and accompanying warrant. The shares of common stock and warrants were sold in combination, with one warrant to purchase up to 0.75 of a share of common stock accompanying each share of common stock sold. The August 2016 Warrants have an exercise price of $110.00 per share, became immediately exercisable upon issuance and will expire on August 2, 2021. The aggregate net proceeds to the Company of the offering were approximately $48.2 million after deducting underwriting discounts and commissions and offering expenses.

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

Issuance of Common Stock in 2015

Lummy License Agreement

In connection with the Company’s entry into the Lummy License Agreement (see Note 12), on April 7, 2015, the Company entered into stock purchase agreements with Tianyi Lummy International Holdings Group, Ltd. and China BioPharma Capital I, L.P. (the “Lummy Entities”), of which Lummy (Hong Kong) Co. Ltd.’s parent company is an affiliate and limited partner, respectively.  Pursuant to the purchase agreements, the Lummy Entities purchased an aggregate of 50,000 shares of the Company’s common stock at a per share price of $202.20. The closing price of the Company’s common stock on April 7, 2015 was $171.40 per share, or approximately 18% lower than the $202.20 purchase price per share. The cash proceeds received of $10,110,000 from the issuance of the Company’s common stock were allocated $8,570,000 to common stock and additional paid-in capital and $1,540,000 representing the premium to fair market value paid by the Lummy Entities to deferred revenue attributable to the Lummy License Agreement.

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

Cellscript Agreement

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

In consideration for these development and production services, the Company has agreed to pay Cellscript total fees of $4,600,000. Upon the execution of the agreement and in exchange for research and development services, the Company made a payment to Cellscript of $2,111,432 through the issuance to Cellscript of 45,309 shares of the Company’s common stock. The balance of the owed fees are payable to Cellscript, at the Company’s option, in cash, common stock or a combination of cash and common stock upon the achievement of development milestones. Any shares of common stock issued pursuant to the Cellscript agreement are subject to a lock-up period of 180 days from the date of issuance of such shares to Cellscript.

10. Warrants

In March 2016, the Company sold and certain investors purchased for a total purchase price of $19.9 million a total of 182,621 shares of common stock and warrants to purchase a total of 136,966 shares of common stock at a per share exercise price of $107.00. These warrants will terminate on March 14, 2021 or such earlier date as specified in the warrants. Additionally, in June 2016, the Company sold and such investors purchased for a total purchase price of $29.8 million a total of 273,933 shares of common stock and warrants to purchase a total of 205,450 shares of common stock at a per share exercise price of $107.00. These warrants will terminate on June 29, 2021 or such earlier date as specified in the warrants. In June 2016, warrants to purchase 2,803 shares of common stock were exercised for proceeds of $0.3 million to the Company.

In August 2016, the Company sold and certain investors purchased for a total purchase price of $50.0 million a total of 454,545 shares of common stock and warrants to purchase a total of 340,909 shares of common stock at a per share exercise price of $110.00 (the “August 2016 Warrants”). These warrants will terminate on August 2, 2021 or such earlier date as specified in the warrants.

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement in September 2014, the Company issued to the Lenders and their affiliates the Venture Loan Warrants. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. In addition, in March 2017, the Company issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the early pay-off of the indebtedness under the Loan Agreement. These warrants were recorded at a fair value of $87,100 and included in additional paid-in capital as of December 31, 2017.

All outstanding warrants were issued with an original life of five years.

As of December 31, 2017, outstanding warrants to purchase a total of 689,661 shares of the Company’s common stock were as follows:

Type of Warrant and Classification	Date of Issuance	Number of Shares	Exercise Price	Expiration Date(s)
Common stock - Equity	9/29/14	4,139	$181.20	9/29/21
Common stock - Equity	3/4/16	134,163	$107.00	3/4/21
Common stock - Equity	6/29/16	205,450	$107.00	6/29/21
Common stock - Liability	8/2/16	340,909	$110.00	8/02/21
Common stock - Equity	3/6/17	5,000	$26.00	3/06/22

The following warrants were issued in August 2016 and remained outstanding as of December 31, 2017, and include provisions that could require cash settlement of the August 2016 warrants. The August 2016 Warrants are therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s consolidated statement of operations in each subsequent period:

August 2016 Warrants
Exercise price	$110.00
Expiration date	August 2, 2021
Total shares issuable on exercise	340,909

The fair value of the August 2016 Warrants is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury five-year maturity yield curve in effect on the date of valuation. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term of the August 2016 Warrants. Expected stock price volatility is based on the weighted average of the Company’s historical common stock volatility and the volatility of several peer public companies. The expected life of the August 2016 Warrants is assumed to be equivalent to their remaining contractual term.

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of December 31, 2016 and 2017:

	December 31, 2016	December 31, 2017

Exercise price of warrants	$110.00	$110.00
Closing underlying stock price on date of valuation	$98.00	$3.00
Expected stock price volatility	84%	112%
Expected life (in years)	4.58	3.58
Risk-free interest rate	1.93%	2.04%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$61.38	$0.49
Total liability for warrants on the consolidated balance sheet	$20,926,061	$167,636
Decrease in fair value in the years ended December 31, 2016 and 2017	1,007,352	$20,758,425

In 2013, the Company agreed to enter into a manufacturing rights agreement for the manufacturing of rocapuldencel-T in the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 24,989 shares of the Company’s common stock at an exercise price of $116.40 per share. As of March 31, 2018, the Company had not entered into this manufacturing rights agreement or issued such warrants.

11. Stock Options and Employee Stock Purchase Plan

2014 Stock Incentive Plan and 2014 Employee Stock Purchase Plan

In January 2014, the Company’s board of directors and stockholders approved, effective upon the closing of the Company’s initial public offering, the 2014 Stock Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company is authorized to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for 570,746 shares of common stock plus an annual increase in the number of shares of our common stock available for issuance under the plan on the first day of each fiscal year beginning with the fiscal year ending December 31, 2018 and continuing each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lowest of 250,000 shares of common stock, four percent (4%) of the outstanding shares of common stock on such date or an amount determined by our board of directors.

At the July 28, 2017 stockholders’ meeting, the stockholders approved an amendment to the 2014 Plan to increase the number of shares of common stock authorized for issuance under the 2014 Plan by 300,000 and to increase the maximum number of shares that automatically may be added to the 2014 Plan on the first day of each fiscal year until the fiscal year ending December 31, 2024 by 134,548 shares, such that the total number of shares of common stock authorized for issuance under the 2014 Plan is equal to the sum of 570,746 shares, plus an annual increase to be added on the first day of each of the fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lowest of (i) 250,000 shares of Common Stock, (ii) four percent (4%) of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s board of directors.

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

Under the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 652 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the first Purchase Plan Period of $196.60 and the closing price on February 27, 2015 of $180.40, resulting in the recognition of share-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 1,015 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the second Purchase Plan Period of $180.40 and the closing price on August 31, 2015 of $124.20, resulting in the recognition of share-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 1,814 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the third Purchase Plan Period of $124.80 and the closing price of $88.80 on February 29, 2016, resulting in the recognition of share-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and ended on August 31, 2016. For the fourth Purchase Plan Period, 1,507 shares were purchased with employee withholdings at an option exercise price based upon 85% of the lower of the closing price at the beginning of the fourth Purchase Plan Period of $98.20 and the closing price of $99.00 on August 31, 2016, resulting in the recognition of share-based compensation expense of $63,788. The Company’s fifth Purchase Plan Period commenced on September 1, 2016 and ended on February 28, 2017. For the fifth Purchase Plan Period, 428 shares were purchased with employee withholdings at an option exercise price based upon 85% of $23.00 on February 28, 2017, resulting in the recognition of share-based compensation expense of $30,064. The Company’s sixth Purchase Plan Period commenced on March 1, 2017 and ended on August 31, 2017. For the sixth Purchase Plan Period, 999 shares were purchased with employee withholdings at an option exercise price based upon 85% of $4.00 on August 31, 2017, resulting in the recognition of share-based compensation expense of $17,711. The Company did not commence a new Purchase Plan Period after September 1, 2017.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of December 31, 2017, there were 252,898 shares of common stock remaining available for future issuance under the 2014 Plan and 10,899 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Year Ended December 31,
	2015	2016	2017
Research and development	$2,104,401	$2,818,618	$2,424,924
General and administrative	1,910,537	2,575,874	3,226,844
Restructuring costs	—	—	3,215,848
Total share-based compensation expense	$4,014,938	$5,394,492	$8,867,616

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

Valuation Assumptions for Stock Option Plans and the 2014 ESPP

The stock-based compensation expense recognized for stock option plans was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows:

	2015	2016	2017
Risk-free interest rate	2.05%	1.50%	2.26%
Expected dividend yield	0%	0%	0%
Expected stock option term (in years)	7	7	7
Expected volatility	87%	82%	86%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method allowed by the SEC. Expected stock price volatility is based on the weighted average of the Company’s historical common stock volatility and the volatility of several peer public companies. The weighted average grant date fair value of stock options was $115.20, $76.80 and $72.91 in the years ended December 31, 2015, 2016 and 2017, respectively.

The share-based compensation expense recognized for the 2014 ESPP was determined using the Black-Scholes option valuation model. The range of assumptions used were as follows:

	2015	2016	2017
Risk-free interest rate	0.07% - 0.26%	0.47 - 0.50%	0.69 - 0.79%
Expected dividend yield	0%	0%	0%
Expected ESPP rights term (in years)	0.5	0.5	0.5
Expected volatility	45% - 58%	113% - 141%	141% - 210%

Other Information for Stock Option Plans

The following table summarizes the Company’s stock option activity during the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	245,141	$121.40
Granted	70,604	$95.38
Exercised	—	$—
Cancelled	(46,231)	$97.58
Outstanding as of December 31, 2017	269,514	$111.91	5.58	$—
Exercisable as of December 31, 2017	182,039	$117.01	4.14	$—
Vested and expected to vest as of December 31, 2017	262,778	$112.19	5.66	$—

The aggregate intrinsic value of stock options in the table above represents the difference between the $3.00 closing price of the Company’s common stock as of December 31, 2017 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options. Since all stock options outstanding have exercise prices higher than $3.00 per share, aggregate intrinsic value is zero as of December 31, 2017.

Included in amounts in the table above, the Company granted performance-based options to three executives to purchase a total of 6,495 shares of the Company’s common stock at an exercise price of $121.80 per share in July 2014. These options vested based on the successful completion of various performance requirements of each of the three executives at various times through December 31, 2017.

The following table summarizes information about the Company’s stock options as of December 31, 2017:

Exercise Price or Range of Exercise Price			Options Outstanding	Weighted Average Contractual Life (Years)	Options Exercisable
	$3.40		1,500	9.74	125
$27.00	to	$99.00	87,411	5.74	44,601
$101.00	to	$185.60	179,740	5.80	130,825
$217.22	to	$221.80	800	6.87	800
$705.97	to	$733.20	63	3.69	63
			269,514	5.58	176,414

Stock options with a fair value of $3.4 million, $4.4 million and $7.4 million completed vesting in the years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, the Company had a total of $6.0 million in unrecognized compensation expense from unvested stock option awards, of which $2.6 million is expected to be recognized in 2018, $2.0 million in 2019, $1.3 million in 2020, and $0.05 million in 2021.

12. Collaboration Agreements

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

In November 2013, the Company entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of the Company’s series E preferred stock. Under this agreement, the Company agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 24,989 shares of the Company’s common stock at an exercise price of $116.40 per share. The Company has not entered into this manufacturing rights agreement or issued the warrants. All outstanding shares of the Company’s preferred stock converted into shares of the Company’s common stock upon the closing of its initial public offering in February 2014.

Pharmstandard and Actigen Option Agreement

On February 1, 2018, the Company entered into an option agreement with Pharmstandard and Actigen Limited to evaluate, with an option to license, certain patent rights and know-how related to a group of fully human PD1 monoclonal antibodies and related technology held by Actigen. Actigen previously granted Pharmstandard an option to exclusively license these patent rights. Under the option agreement, Pharmstandard granted to the Company (i) an exclusive license for evaluation purposes only to make, have made, use and import the PD1 monoclonal antibodies covered by these patent rights (but not offer to sell or sell products and processes covered by or incorporating the patent rights) for a period of one year from the date of the agreement and (ii) an option exercisable during the one-year period to obtain an exclusive license (with the right to sublicense) under the patent rights to make, have made, use, offer for sale, sell and import (with a right to grant sublicenses) the PD1 monoclonal antibodies for all prophylactic, therapeutic and diagnostic uses and for all human diseases and conditions in the United States and Canada. The parties have agreed that, if the Company exercises the option during the option exercise period, the parties will negotiate in good faith a license agreement on the terms and conditions outlined in the option agreement, including payments by us to Pharmstandard of (i) an upfront license fee of $3.6 million, payable upon execution of the license agreement in our common stock of the Company, (ii) various development and regulatory milestone payments totaling $8.5 million, and (iii) upper single digit percentage royalties on net sales of any pharmaceutical product or therapeutic regimen incorporating the licensed PD1 monoclonal antibodies that will apply on a country-by-country basis until the later of the last to expire patent or ten years from the date of first commercial sale, against which the first $5.0 million of our development expenditures will be credited as prepaid royalties.

In consideration for the rights granted under the option agreement, the Company agreed to issue to Pharmstandard, on or before April 2, 2018, 169,014 shares of our common stock, the value of which will be creditable against the upfront license fee if the Company entered into a license agreement. Unless earlier terminated by any party for uncured material breach or by us without cause upon thirty days prior written notice, the option agreement will terminate upon the later of the end of the option exercise period if the Company decides not to exercise the option or sixty days after the Company exercises the option.

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

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company has agreed to use these funds in the development and manufacturing of rocapuldencel-T and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to rocapuldencel-T and these products. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone was achieved in July 2015 and resulted in a $1.0 million payment. The second milestone was achieved in June 2016 and resulted in a $2.0 million payment. The third milestone was achieved in March 2017 and resulted in a $2.0 million payment. Together, these milestone payments reduced the outstanding principal under the loan as of December 31, 2017 to $4.0 million.

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

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recognized a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recognized a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. During the year ended December 31, 2017, the Company recognized an additional $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million accrued interest. As of December 31, 2017, the amount of the note payable was $5.0 million, including $1.9 million accrued interest. As of December 31, 2016 and 2017, the total deferred liability associated with the Medinet note was $5.4 million, and $6.9 million, respectively.

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

Lummy License Agreement

On April 7, 2015, the Company and Lummy (Hong Kong) Co. Ltd. (“Lummy HK”), a wholly owned subsidiary of Chongqing Lummy Pharmaceutical Co. Ltd., entered into a license agreement (the “License Agreement”) whereby the Company granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer (“Licensed Product”) in China, Hong Kong, Taiwan and Macau (the “Territory”). Under the License Agreement, Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in the Territory. This agreement was subsequently amended in December 2016 and also in October 2017.

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

Pursuant to the License Agreement, Lummy HK will pay the Company royalties on net sales and an aggregate of up to $22.3 million upon the achievement of manufacturing, regulatory and commercial milestones. The License Agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-Based Products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-Based Product and 10 years from the first commercial sale of such Arcelis-Based Product. Either party may terminate the License Agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. The Company may terminate the License Agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of the Company. If Lummy HK terminates the License Agreement upon the Company’s material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to the Company and retain its licenses from the Company with respect to Arcelis-Based Products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-Based Products.

Pursuant to the license agreement, Lummy HK paid the Company a $1.5 million upon the achievement of a manufacturing milestone in October 2017. The milestone payment was made in consideration of the successful initiation of transfer of technology related to the manufacturing of rocapuldencel-T, to which Lummy HK has a license for commercialization in China and other Asian territories. The Company recorded the $1.5 million payment from Lummy HK as revenue.

13. Commitments

The Company rents laboratory and office space and equipment under operating leases that expire in various years through 2023. Future minimum lease payments under noncancelable operating leases as of December 31, 2017 are as follows:

2018	$602,177
2019	640,309
2020	656,272
2021	650,607
2022	376,205
Thereafter	29,699
Total minimum lease payments	$2,955,269

Rent expense related to operating leases for the years ended December 31, 2015, 2016 and 2017 was $536,932, $1,098,452 and $1,296,280, respectively.

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

14. Employee Benefit Plan

The Company provides a retirement plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (“IRC”). Participants may elect to contribute a portion of their annual compensation to the plan, after complying with certain limitations set by the IRC. All employees are eligible to participate in the plan after attaining the age of 21. The Company matched 25% of the first 6% contributed by eligible participants in the plan during the years ended December 31, 2015, 2016 and 2017, or $334,487, $350,646 and $243,598, respectively.

15. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share of common stock:

	Year Ended December 31,
	2015	2016	2017

Net loss attributable to common stockholders	$(74,788,521)	$(53,028,110)	$(40,577,510)
Weighted average common shares outstanding, basic and diluted	1,022,862	1,600,286	3,017,409
Net loss per share attributable to common stockholders, basic and diluted	$(73.12)	$(33.14)	$(13.45)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Year Ended December 31,
	2015	2016	2017
Stock options outstanding	157,451	211,509	283,443
Warrants outstanding	4,139	356,339	688,771
Convertible notes outstanding	—	—	518,382

16. Selected Quarterly Data (unaudited)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$146,429	$488,643	$146,756	$163,640
Operating expenses:
Research and development	9,501,976	9,164,184	9,340,018	10,301,058
General and administrative	2,975,024	3,389,479	3,010,518	4,828,280
Impairment of property and equipment (1)	—	—	—	741,114
Operating loss	(12,330,571)	(12,065,020)	(12,203,780)	(15,706,812)
Other income (expense), net	(489,617)	(541,225)	(43,061)	351,976

Net loss	$(12,820,188)	$(12,606,245)	$(12,246,841)	$(15,354,836)
Net loss per share, basic and diluted	$(11.34)	$(9.67)	$(6.46)	$(7.45)
Weighted average shares outstanding, basic and diluted	1,130,331	1,303,308	1,896,911	2,062,257

(1)	Represents impairment loss on property and equipment held for sale in the three months ended December 31, 2016; none present in other periods presented.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$105,259	$69,693	$53,497	$1,670,949
Operating expenses:
Research and development	7,913,829	5,120,952	4,550,353	4,070,962
General and administrative	3,962,891	2,679,867	2,879,011	2,661,466
Impairment of property and equipment (1)	27,204,349	—	—	50,036
Restructuring costs (2)	5,008,292	344,474	679,013	—
Gain on disposal of impaired property (3)	—	—	—	(2,767,540)
Operating loss	(43,984,102)	(8,075,600)	(8,054,880)	(2,343,975)
Other income (expense), net (4)	19,904,021	(463,011)	1,988,933	451,104

Net loss	$(24,080,081)	$(8,538,611)	$(6,065,947)	$(1,892,871)
Net loss per share, basic and diluted	$(11.66)	$(4.13)	$(2.08)	$(0.38)
Weighted average shares outstanding, basic and diluted	2,065,676	2,068,743	2,911,800	4,992,418

(1)	Represents impairment loss on property and equipment held for sale in the three months ended March 31, 2017 and three months ended December 31, 2017; none present in other periods presented.

(2)	Represents costs of a reduction-in-force and early termination of a lease agreement implemented in March 2017.
(3)	Represents a gain on sale of impaired property in the three months ended December 31, 2017 from the disposal of the Centerpoint property and certain other property in the Saint-Gobain debt restructuring.
(4)	Primarily represents gain on change in value of warrants classified as liabilities of $20,357,323 in the three months ended March 31, 2017 and a gain on early extinguishment of debt of $1,506,901 and $600,119 in the three months ended September 30, 2017 and December 31, 2017, respectively.

17. Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any claims or actions pending or threatened against it. In the future, the Company might from time to time become involved in litigation relating to claims arising from its ordinary course of business.

18. Subsequent Events

On January 8, 2018, the Company announced that, on January 6, 2018, it signed a Stock Purchase Agreement with Lummy under which the Company agreed to issue and sell to Lummy in a private financing 375,000 shares of the Company’s common stock for an aggregate purchase price of $1,500,000.  In March 2018, the Company and Lummy amended the stock purchase agreement to reduce the aggregate price for the shares to $450,000. Concurrent with such amendment, the Company entered into an amendment to the license agreement with Lummy pursuant to which Lummy agreed to pay us a $1.05 million milestone payment.

On February 14, 2018, the Company notified Medinet that the Company irrevocably agreed to have no further right under the license agreement to revoke the manufacturing and sale license, or the sale license only. In all other respects, the Medinet license agreement will remain in full force and effect. As a result of the revocation right no longer being of force and effect, the Company expects to recognize $5.8 million of deferred milestone revenue as revenue under ASU 2014-09 in the first quarter of 2018.   As noted in Note 1, the impact of the new standard has not been finalized and is therefore subject to change.

Schedule II—Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Information presented below is in thousands:

		Additions
	Balance at Beginning of Year	Charged to Expenses (a)	Charged to Other Accounts	Increases	Balance at End of Year
Year Ended December 31, 2017	$102,594	$(18,700)	$—	$—	$83,894
Year Ended December 31, 2016	$84,903	$17,691	$—	$—	$102,594
Year Ended December 31, 2015	$68,197	$16,706	$—	$—	$84,903

(a)	– Impact of providing full valuation allowance against all deferred tax assets since the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

