Form 10-Q
period 2018-03-31
ARGOS THERAPEUTICS INC
filed 2018-05-15
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2018, there were 10,586,661 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2018

Argos Therapeutics®, Argos® and Arcelis™, the Argos Therapeutics logo and other trademarks or service marks of Argos appearing in this Quarterly Report on Form 10-Q are the property of Argos Therapeutics, Inc. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-20 reverse stock split of Argos’s outstanding common stock that became effective on January 18, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2017	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$15,188,838	$17,016,435
Assets held for sale	600,000	—
Prepaid expenses	1,252,134	1,341,941
Other receivables	143,449	457,237
Total current assets	17,184,421	18,815,613
Property and equipment, net	3,582,323	3,337,535
Other assets	11,020	11,020
Total assets	$20,777,764	$22,164,168
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$970,650	$1,001,649
Accrued expenses	1,263,867	2,916,674
Notes payable	4,972,649	4,976,269
Current portion of other convertible notes	2,350,000	2,130,000
Total current liabilities	9,557,166	11,024,592
Convertible note payable to related party	6,302,959	6,443,507
Long-term portion of other convertible notes	5,830,583	5,580,584
Deferred liabilities	8,153,500	2,276,000
Warrants	167,636	18,534
Commitments	—	—
Stockholders’ deficit
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2017 and March 31, 2018; 0 shares issued and outstanding as of December 31, 2017 and March 31, 2018	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2017 and March 31, 2018; 5,906,620 and 10,224,778 shares issued and outstanding as of December 31, 2017 and March 31, 2018	5,907	10,225
Accumulated other comprehensive loss	(125,864)	(128,826)
Additional paid-in capital	363,450,204	371,615,148
Accumulated deficit	(372,564,327)	(374,675,596)
Total stockholders’ deficit	(9,234,080)	(3,179,049)
Total liabilities and stockholders’ deficit	$20,777,764	$22,164,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2018

Revenue	$105,259	$5,932,933

Operating expenses
Research and development	7,913,829	5,545,065
General and administrative	3,962,891	2,499,002
Impairment of property and equipment	27,204,349	—
Restructuring costs	5,008,292	—
Total operating expenses	44,089,361	8,044,067
Operating loss	(43,984,102)	(2,111,134)

Other income (expense)
Interest income	30,578	18,045
Interest expense	(728,433)	(148,937)
Gain on early extinguishment of debt	249,458	—
Change in fair value of warrant liability	20,357,323	149,102
Other expense	(4,905)	(18,345)

Other income (expense), net	19,904,021	(135)

Net loss	$(24,080,081)	$(2,111,269)

Net loss per share, basic and diluted	$(11.66)	$(0.28)

Weighted average common shares outstanding, basic and diluted	2,065,676	7,618,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2017	2018
Net loss	$(24,080,081)	$(2,111,269)

Other comprehensive gain
Foreign currency translation gain (loss)	1,325	(2,962)

Total comprehensive loss	$(24,078,756)	$(2,114,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities
Net loss	$(24,080,081)	$(2,111,269)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	244,495	220,815
Share-based compensation expense	3,647,671	715,734
Gain on early extinguishment of debt	(249,458)	—
Impairment loss on property and equipment	27,204,349	—
Decrease in fair value of warrant liability	(20,357,323)	(149,102)
Loss on disposal of equipment	13,347	18,345
Interest accrued on long-term debt	351,102	148,681
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(594,525)	(103,596)
Accounts payable	75,197	30,998
Accrued expenses	(3,194,392)	1,652,807
Current portion of restructuring obligation	2,492,557	—
Long-term deferred liabilities	(27,500)	(5,877,500)
Long-term portion of manufacturing research and development obligation	90,340	—

Net cash used in operating activities	(14,384,221)	(5,454,087)

Cash flows from investing activities
Purchase of property and equipment	(3,542,597)	—
Proceeds from sale of property and equipment	1,460,615	305,584

Net cash (used in) provided by investing activities	(2,081,982)	305,584

Cash flows from financing activities
Net proceeds from sale of common stock and warrants	—	7,453,530
Proceeds from employee stock purchase plan	8,369	—
Payment on capital lease obligations	(33,514)	—
Payments on notes payable	(23,643,786)	(474,513)

Net cash (used in) provided by financing activities	(23,668,931)	6,979,017
Effect of exchange rates changes on cash	1,309	(2,917)
Net (decrease) increase in cash and cash equivalents	(40,133,825)	1,827,597
Cash, cash equivalents and restricted cash
Beginning of period	53,713,376	15,188,838

End of period	$13,579,551	$17,016,435

Supplemental disclosure of cash flow information
Cash paid for interest	$468,839	$287
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants in exchange for early extinguishment of debt	$87,100	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$2,381,502	$—
Sale of property and equipment included in other receivables	$—	$300,000

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

In April 2018 the Company terminated its development program for rocapuldencel-T, which it had been developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. Based on a review of the status of its internal programs, resources and capabilities, the Company is exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, among other potential alternatives. The Company has retained Stifel, Nicolaus & Company, Incorporated (“Stifel”) to serve as its financial advisor in the process. There can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to the Company, or at all.

Prior to April 2018, the Company had been conducting a pivotal Phase 3 clinical trial of rocapuldencel-T in combination with sunitinib / standard of care for the treatment of newly diagnosed mRCC (“the ADAPT trial”). In February 2017, the independent data monitoring committee (“IDMC”), for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, the Company determined to continue to conduct the trial while it analyzed interim data from the trial. Following a meeting with the U.S. Food and Drug Administration (the”FDA”), the Company determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurred, and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. In April 2018, the Company submitted a protocol amendment to the FDA that included an amended primary endpoint analysis with four co-primary endpoints. Subsequently in April 2018, the Company conducted another interim analysis of the data from the ADAPT trial, at which time 51 new events (deaths) had occurred subsequent to the February 2017 interim analysis. Based upon review of the interim data from this analysis, the Company determined that it was unlikely to achieve the endpoints if the trial were to be continued and decided to discontinue the ADAPT clinical trial. The Company does not expect to resume clinical development of rocapuldencel-T.

The Company is developing AGS-004, also an Arcelis-based product candidate, for the treatment of HIV. The Company has completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”). The Company is currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with a latency reversing drug, for HIV eradication, and plans to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from its ongoing trial in adult HIV patients are favorable and government funding is available.

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company has incurred losses in each year since inception and as of March 31, 2018, had an accumulated deficit of $374.7 million. Also, as of March 31, 2018, the Company’s current assets totaled $18.8 million compared with current liabilities of $11.0 million, and the Company had cash and cash equivalents of $17.0 million. The Company’s primary use of cash is to fund its operating expenses, which consist principally of research and development expenditures necessary to advance its product candidates. The Company has evaluated its expected, probable future cash flow needs and has determined that it expects to incur substantial losses in the future as it conducts planned operating activities. Based upon its current and projected cash flow, the Company concluded there is substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The financial statements for the three months ended March 31, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In August 2017, the Company entered into an agreement with Medpace, Inc. (“Medpace”), regarding $1.5 million in deferred fees that the Company owes Medpace for contract research and development services. Under the agreement, the Company paid $0.85 million of the amount during the third of quarter 2017 and paid the balance in April 2018.

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

From June 2017 through December 31, 2017, the Company raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under its sales agreement with Cowen & Company, LLC (“Cowen”). As of March 31, 2018, an additional $7.5 million of proceeds was raised subsequent to December 31, 2017. The Company raised an additional $21,000 of proceeds between April 1, 2018 and May 8, 2018. However, as a result of the delisting of its common stock from The Nasdaq Capital Market in April 2018, the Company does not expect to sell any additional shares under the sales agreement.

As of March 31, 2018, the Company had cash and cash equivalents of $17.0 million. The Company does not currently have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond the end of 2018. As a result, in order to continue to operate its business beyond that time, the Company will need to raise additional funds. However, there can be no assurance that the Company will be able to generate funds on terms acceptable to the Company, on a timely basis, or at all.

In light of the termination of the ADAPT trial and the Company’s cash resources, and based on a review of the status of its internal programs, resources and capabilities, the Company is exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of its assets or proprietary technologies. The Company has retained Stifel to serve as its financial advisor in the process. There can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to the Company, or at all. If the Company is unable to successfully conclude a strategic transaction, the Company may determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to the Company’s stockholders.

On April 23, 2018, the Company received a notification from The Nasdaq Stock Market LLC indicating that, because the Company had indicated that it would be unable to meet the stockholders’ equity requirement for continued listing as of the April 24, 2018 deadline that had been set by the Nasdaq Hearing Panel, the Nasdaq Hearing Panel had determined to delist the Company’s common stock from The Nasdaq Capital Market and to suspend trading in its common stock effective at the open of business on April 25, 2018. Following such delisting, the Company transferred its common stock to the OTCQB® Venture Market.

The condensed consolidated financial statements include the accounts of the Company and DC Bio Corp., the Company’s Canadian wholly-owned subsidiary, an unlimited liability corporation incorporated in the Province of Nova Scotia and Argos Therapeutics (Europe) S.à.r.l., the Company’s wholly-owned subsidiary, a société anonyme à responsabilité limitée incorporated in Luxembourg. Significant intercompany transactions and accounts have been eliminated.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2018, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below under Revenue Recognition and Recently Adopted Accounting Standards.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2017 and March 31, 2018, $14.7 million and $16.5 million, respectively, in cash and cash equivalents was uninsured.

Revenue Recognition

An important part of the Company’s business strategy has been to enter into arrangements with third parties both to assist in the development and commercialization of its product candidates, particularly in international markets, and to in-license product candidates in order to expand its pipeline. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”), Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). This guidance supersedes the provisions of FASB Codification Topic 605, Revenue Recognition (“Topic 605”).

Effective January 1, 2018, the Company adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. The Company applied the modified retrospective transition method to contracts that were not completed as of January 1, 2018, the effective date of adoption for ASC 606. The contracts to which the Company is a party that were not completed as of January 1, 2018 are the multi-year research contract with the NIH and NIAID (see Note 10) and the collaboration agreements included in Note 11. The Company assessed the potential effects to the consolidated financial statements and retained earnings of adoption of the modified retrospective transition method and has concluded that, upon adoption of the new standard, there was no impact on the Company's consolidated financial statements and there was no difference in what would have been recognized under Topic 605 or Topic 606 for the three months ended March 31, 2018.

License Fees and Multiple Element Arrangements. If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from, the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress in each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

If the Company is involved in a steering committee as part of a multiple element arrangement, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

If the Company cannot reasonably measure its progress toward complete satisfaction of a performance obligation because it lacks reliable information that would be required to apply an appropriate method of measuring progress, but the Company can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then revenue is not recognized until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Development Milestone Payments. At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Reimbursement of Costs. Reimbursement of research and development costs by third party collaborators is recognized as revenue over time provided the Company has determined that it transfers control (i.e. performs the services) of a service over time and, therefore, satisfies a performance obligation according to the provisions outlined in the FASB Codification Topic 606-10-25-27, Revenue Recognition.

Royalty Revenue. For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its collaboration agreements.

Deferred Revenue. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Short-term deferred revenue would consist of amounts that are expected to be recognized as revenue within the next fiscal year. Amounts that the Company expects will not be recognized in the next fiscal year would be classified as long-term deferred revenue.

Summary. During the three months ended March 31, 2017, the Company recognized $0.1 million of contract revenue under the contract with the NIH and NIAID and $27,500 of deferred revenue as revenue under the license agreement with Lummy (Hong Kong) Co. Ltd. (“Lummy HK”). During the three months ended March 31, 2018, the Company recognized $5.8 million of deferred milestone revenue as revenue under the license agreement with Medinet Co., Ltd and its wholly-owned subsidiary, MEDcell Co., Ltd. (together "Medinet"), $30,000 of contract revenue under the contract with the NIH and NIAID, $27,500 of deferred revenue as revenue and $14,000 in reimbursement of costs under the Lummy license agreement and $11,000 of grant revenue.

For additional discussion of accounting for collaboration revenues, see Note 11.

With respect to each of the foregoing areas of revenue recognition, the Company exercises significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, the Company exercises its judgment in determining when its significant obligations have been met under such agreements and the specific time periods over which it recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from the Company’s initial judgments, revenue recognition with respect to such transactions would change accordingly and any such change could affect the Company’s reported financial results.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted using guidance similar to existing guidance for operating leases. Topic 842 supersedes the previous lease standard, Topic 840 Leases. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) pertaining to revenue recognition. The primary objective of ASU 2014-09 is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. This new standard also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. Additionally, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provided additional guidance and clarity on this topic. This new standard is effective for the Company in first quarter of 2018.The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new standard would be applied to each prior period presented and the cumulative effect of applying the standard would be recognized as of the earliest period reported, or the modified retrospective method, in which case the cumulative effect of applying the new standard would be recognized as of the date of initial application. The Company elected the modified retrospective method and there was no impact upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items in the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance was effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, requires adoption on a retrospective basis and was effective for the Company on January 1, 2018. The Company adopted this standard and there was no impact to the Company’s consolidated financial statements upon adoption.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018, and the standard has been retrospectively applied to all periods presented. The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows as of March 31, 2017:

Cash and cash equivalents	$11,137,799
Restricted cash included in current assets	2,441,752
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$13,579,551

The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows as of December 31, 2016:

Cash and cash equivalents	$52,973,376
Restricted cash included in current assets	740,000
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$53,713,376

There was $0 of restricted cash as of December 31, 2017 and March 31, 2018.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2017 and March 31, 2018.

As of December 31, 2017 and March 31, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents. Additionally, as of December 31, 2017 and March 31, 2018, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company’s Level 1 assets consist of money-market funds. The method used to estimate the fair value of the Level 1 assets is based on observable market data, as these money-market funds are publicly-traded. The Company has no Level 2 assets. As of each balance sheet date, observable market inputs may include trade information, broker or dealer quotes, bids, offers or a combination of these data sources.

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 9).

During the three months ended March 31, 2017 and 2018, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2017 and March 31, 2018, these financial instruments and respective fair values were classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets
Money-market funds	$4,098,037	$—	$—	$4,098,037
Total assets at fair value	$4,098,037	$—	$—	$4,098,037
Liabilities
Warrants	$—	$—	$167,636	$167,636
Total liabilities at fair value	$—	$—	$167,636	$167,636

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018
Assets
Money-market funds	$4,110,514	$—	$—	$4,110,514
Total assets at fair value	$4,110,514	$—	$—	$4,110,514
Liabilities
Warrants	$—	$—	$18,534	$18,534
Total liabilities at fair value	$—	$—	$18,534	$18,534

Change in the fair value of the Company’s Level 3 liability for warrants during the three months ended March 31, 2018 was as follows (see Note 9):

Balance as of December 31, 2017	$167,636
Change in fair value during the period	(149,102)
Balance as of March 31, 2018	$18,534

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents as of December 31, 2017 and March 31, 2018 were as follows:

	As of December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,098,037	$—	$—	$4,098,037
	$4,098,037	$—	$—	$4,098,037

	As of March 31, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,110,514	$—	$—	$4,110,514
	$4,110,514	$—	$—	$4,110,514

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2017 was approximately $19.1 million compared with its carrying value of $19.5 million (see Note 6). The fair value of the Company’s debt as of March 31, 2018 was approximately $18.8 million compared with its carrying value of $19.1 million (see Note 6).

3. Restructuring Activities and Related Impairments of Property and Equipment and Leases

During the three months ended March 31, 2017, the Company had restructuring activities and impairments of property and equipment and leases. These activities were completed during the year ended December 31, 2017 and there were no such activities during the three months ended March 31, 2018. Following is a discussion of these activities during the three months ended March 31, 2017.

As discussed in Note 1, the Company’s most advanced product candidate was rocapuldencel-T, which the Company was developing for the treatment of mRCC and other cancers. The Company was conducting a pivotal Phase 3 clinical trial of rocapuldencel-T in combination with sunitinib / standard of care for the treatment of newly diagnosed mRCC. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This development triggered a restructuring of the Company’s operations and impairments of property and equipment and leases during the three months ended March 31, 2017. As set forth below and in Note 4, the Company recognized restructuring costs of $5.0 million and impairment loss of property and equipment of $27.2 million during the three months ended March 31, 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 46 employees (or 38%) from 122 employees to 76 employees in March 2017. The Company recognized $1.0 million in severance costs during the three months ended March 31, 2017. The Company also recognized $2.4 million in stock-based compensation costs from the acceleration of vesting of stock options held by the terminated employees.

CTI Lease Agreement

In January 2017, the Company entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at CTI on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. The Company provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. In March 2017, the Company initiated discussions with the landlord of the CTI facility regarding the termination of this lease.

In March 2017 the landlord of the CTI facility notified the Company that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. On March 31, 2017, the Company entered into a termination agreement with the landlord terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the termination agreement, the Company has no further obligations under the lease. During the quarter ended March 31, 2017, the Company recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. The Company also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the three months ended March 31, 2017.

Impairment of Centerpoint Facility and Construction-in-Progress

During the three months ended March 31, 2017, the Company also determined that it would no longer need to develop its facility in Durham County, North Carolina (“Centerpoint”), which the Company intended to be built to house the Company’s corporate headquarters and primary manufacturing facility. In November 2017, the Company and TKC Properties, the landlord of the Centerpoint facility, entered into a lease termination agreement in connection with the sale by TKC of the facility to a third party. In the statement of operations for the three months ended March 31, 2017, the Company recorded an impairment loss of $18.3 million for the Construction-in-progress on the property.

4. Property and Equipment and Assets Held for Sale

Property and equipment consist of the following as of December 31, 2017 and March 31, 2018:

	December 31, 2017	March 31, 2018

Office furniture and equipment	$639,603	$639,603
Computer equipment	989,137	981,661
Computer software	3,146,978	3,146,978
Laboratory equipment	6,050,640	5,914,448
Leasehold improvements	2,435,530	2,435,530

Total property and equipment, gross	13,261,888	13,118,220
Less: Accumulated depreciation and amortization	(9,679,565)	(9,780,685)

Property and equipment, net	$3,582,323	$3,337,535

The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

5. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2018. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2018 and no provision for such taxes has been recorded as of March 31, 2018.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2017 and March 31, 2018, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

On December 22, 2017, the U.S. government enacted the Tax Act. ASC 740 “Income Taxes” generally requires the effects of the tax law change to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the tax impacts in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional interpretive regulatory guidance that may be issued. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. The Company is continuing to evaluate the impact of the recently enacted tax law on its business and consolidated financial statements. For the first quarter of 2018, the Company has not made any measurement-period adjustments related to the provisional amounts recorded as of December 31, 2017.

6. Notes Payable and Gain on Early Extinguishment of Debt

Notes payable consist of the following as of December 31, 2017 and March 31, 2018:

	December 31, 2017	March 31, 2018
Convertible note payable to Pharmstandard, including accrued interest	$6,302,959	$6,443,507
Convertible note payable to Invetech, including accrued interest	5,845,655	5,645,656
Convertible note payable to Saint-Gobain, including accrued interest	2,334,929	2,064,929
Note payable to Medinet, including accrued interest	4,958,824	4,966,957
Other notes payable	13,825	9,311
Total debt	19,456,192	19,130,360
Less current portion of convertible note payable to Invetech, including accrued interest	(1,300,000)	(1,200,000)
Less current portion of convertible note payable to Saint-Gobain, including accrued interest	(1,050,000)	(930,000)
Less current portion of note payable to Medinet, including accrued interest	(4,958,824)	(4,966,958)
Less current portion of other notes payable	(13,825)	(9,311)
Long-term portion of notes payable and convertible notes payable	$12,133,543	$12,024,091

Convertible Note Payable to Invetech. On September 22, 2017, the Company entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of the Company’s common stock with a fair value of $0.2 million on the date of issuance and (iii) and unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Invetech prior to the date of the Satisfaction and Release Agreement, including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the Company’s statement of operations during the year ended December 31, 2017. Following is a summary the terms of the convertible note payable to Invetech (the “Invetech Note”).

The original principal amount of the Invetech Note is $5.2 million. The maturity date for the payment of principal and interest under the Invetech Note is September 30, 2020. The Invetech Note bears interest at a rate of 6.0% per annum, which interest will compound annually. The Invetech Note is not secured by any assets of the Company.

The Company was required to make quarterly installment payments under the Invetech Note for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $0.4 million, consisting of (i) cash in the amount of $0.2 million and (ii) if certain specified conditions are met as of the corresponding payment date, up to $0.2 million of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 through March 31, 2019, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments, each in an amount of $150,000, payable in cash. The Company made an installment payment of $0.2 million in cash to Invetech in each of the year ended December 31, 2017 and the three months ended March 31, 2018.

The Invetech Note also provides that on the anniversary of the issue date for each of the first three years following the issue date, the outstanding principal amount of the Invetech Note, if any, plus accrued and unpaid interest thereon shall automatically be deemed to be reduced by $250,000, if and only if the Company has paid all debt service payments due under the Invetech Note on or prior to the relevant anniversary date and no event of default, fundamental transaction or change of control, each as defined in the Invetech Note, has occurred on or prior to such anniversary date.

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

The original principal amount of the Saint-Gobain Note is $2.4 million. The maturity date for the payment of principal and interest under the Note is September 30, 2020. The Note bears interest at a rate of 6.0% per annum, which interest will compound quarterly. The Note is not secured by any assets of the Company.

The Company was required to make quarterly installment payments for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $340,000, consisting of (i) cash in the amount of $200,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $140,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 and September 30, 2018, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $245,000, consisting of (i) cash in the amount of $125,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarters ending December 31, 2018 and March 31, 2019, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarter ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the stock price of the common stock at the time is less than $4.06 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then the Company will be required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments, each in an amount of $100,000, payable in cash. The Company made an installment payment of $0.3 million in cash to Saint-Gobain in each of the year ended December 31, 2017 and the three months ended March 31, 2018. The payments in common stock were not made in each of the year ended December 31, 2017 and the three months ended March 31, 2018 because the specified conditions were not met.

As detailed further below, Saint-Gobain may exercise its conversion rights upon: (i) maturity of the Saint-Gobain Note, (ii) certain change of control events, and (iii) certain events of default. In each case, the number of shares of common stock issuable upon such complete or partial conversion of the Saint-Gobain Note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $10.00 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction).

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

Pharmstandard is the Company’s largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 14.23% of the Company’s outstanding common stock as of May 8, 2018. In addition, two members of the Company’s board of directors are closely associated with Pharmstandard.

Venture Loan Facility and Gain on Early Extinguishment of Debt. In September 2014, the Company entered into the Loan Agreement with the Lenders under which the Company could borrow up to $25.0 million in two tranches of $12.5 million each (the “Loan Facility”).

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

Medinet Loan. In December 2013, in connection with a license agreement currently with Medinet, as described in Note 11, the Company borrowed $9.0 million pursuant to an unsecured promissory note that bears interest at a rate of 3.0% per annum. The principal and interest under the note are due and payable on December 31, 2018. Under the terms of the note and the license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The Company has the right to prepay the loan at any time. If the Company has not repaid the loan by December 31, 2018, then the Company has agreed to grant to Medinet a non-exclusive, royalty-bearing license to make and sell Arcelis products in Japan for the treatment of cancer. In such event, the amounts owing under the loan as of December 31, 2018 may constitute pre-paid royalties under the license or would be due and payable. Royalties under this license would be paid until the expiration of the licensed patent rights in Japan at a rate to be negotiated. If the Company and Medinet cannot agree on the royalty rate, they have agreed to submit the matter to arbitration. Because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the license agreement and the debt at the time of issuance. Accordingly, as of the borrowing date, December 31, 2013, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability.

During the year ended December 31, 2015, the Company recorded a $1.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million. During the year ended December 31, 2016, the Company recorded a $2.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. During the year ended December 31, 2017, the Company recorded an additional $2.0 million milestone payment as deferred revenue under the Medinet license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million.

Under the agreement, the Company had the right to revoke both the manufacturing license and the sale license to be granted to Medinet or the sale license only. On February 14, 2018, the Company notified Medinet that it irrevocably agreed to have no further right to exercise its right under the license agreement to revoke the manufacturing and the sale license, or the sale license only. As a result of the Company’s decision to forego these revocation rights, during the three months ended March 31, 2018, the Company recognized as revenue $5.8 million of milestone payments that had previously been received and recorded as deferred revenue.

As of December 31, 2017 and March 31, 2018, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest. As of December 31, 2017 and March 31, 2018, the total deferred liability associated with the Medinet note was $6.9 million and $1.1 million, respectively (see Note 11).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $13,825 and $9,311 in principal was outstanding as of December 31, 2017 and March 31, 2018, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

7. Stockholders’ Deficit

Issuance of Restricted Stock in Three Months Ended March 31, 2017

In lieu of paying certain annual cash bonuses for 2016, in January 2017 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing 25% of the amount of the 2016 annual cash bonus that would otherwise have been paid by the closing price of the Company’s common stock on January 13, 2017. A total of 4,005 restricted shares of common stock with an aggregate value of $394,534 were issued. Each of the restricted stock awards is subject to a lapsing right of repurchase in the Company’s favor, which right lapsed with respect to 100% of the underlying shares of each award on April 17, 2017, for those executive officers and employees still providing services to the Company on such date.

Issuance of Common Stock in Three Months Ended March 31, 2018

At-the-Market Offering

In May 2015, the Company entered into a sales agreement with Cowen pursuant to which the Company could issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. In February 2018, the Company amended and restated the sales agreement with Cowen to increase the maximum aggregate offering price from $30 million to up to $45 million (the “Sales Agreement”). Sales of the Company’s common stock through Cowen may be made by any method permitted that is deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. Cowen is not required to sell any specific number or dollar amount of securities, but acts as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, and in accordance with the terms of the Sales Agreement. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the three months ended March 31, 2018, the Company sold 4,108,124 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $7.5 million, net of commissions and issuance costs. The Company sold an additional 27,869 shares resulting in net $21,000 of proceeds between April 1, 2018 and May 8, 2018. As of May 8, 2018, $15.7 million of stock remained to be sold under the Sales Agreement. However, as a result of the delisting of the Company’s common stock from The Nasdaq Capital Market in April 2018, the Company does not expect to sell any additional shares under the Sales Agreement.

Issuance of Common Stock under Collaboration Agreements

On April 2, 2018, in consideration for the rights granted under an option agreement entered into with Pharmstandard and Actigen Limited (“Actigen”) in February 2018, the Company issued 169,014 shares of its common stock to Pharmstandard, the value of which will be creditable against the upfront license fee payable under the option agreement if the Company enters into a license agreement. The option agreement is described further in Note 11.

In January 2018, the Company entered into a stock purchase agreement with Lummy HK under which the Company agreed to issue and sell to Lummy HK in a private financing 375,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million. On March 23, 2018, the Company and Lummy HK amended the stock purchase agreement to reduce the aggregate price for the shares to $450,000. Concurrent with such amendment, the Company entered into a third amendment to its license agreement with Lummy HK pursuant to which Lummy HK agreed to pay the Company a $1.05 million milestone payment. In April 2018, the Company received from Lummy HK $450,000 for the purchase of the 375,000 shares and a $1.05 million milestone payment.

Issuance and Subsequent Cancellation of Restricted Stock

During March 2018, the Company issued 210,000 shares of restricted stock to employees and certain executives. These shares were canceled and returned to the Company on April 25, 2018 in connection with the delisting of the Company’s common stock from The Nasdaq Capital Market.

8. Stock Incentive Plans

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

At the July 28, 2017 stockholders’ meeting, the stockholders approved an amendment to the 2014 Plan to increase the number of shares of common stock authorized for issuance under the 2014 Plan by 300,000 and to increase the maximum number of shares that automatically may be added to the 2014 Plan on the first day of each fiscal year until the fiscal year ending December 31, 2024 by 134,548 shares, such that the total number of shares of common stock authorized for issuance under the 2014 Plan is equal to the sum of 570,746 shares, plus an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lowest of (i) 250,000 shares of Common Stock, (ii) four percent (4%) of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s board of directors.

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

Under  the terms of the 2014 ESPP, the option exercise price shall be determined by the Company’s board of directors for each Purchase Plan Period and the option exercise price will be at least 85% of the applicable closing price of the common stock. The option exercise price will be 85% of the lower of the Company’s closing stock price on the first and last business day of each Purchase Plan Period. The Company’s first Purchase Plan Period commenced on September 2, 2014 and ended on February 27, 2015. For the first Purchase Plan Period, 652 shares were purchased with employee withholdings at an option exercise price based upon 85% of the closing price on February 27, 2015 of $180.40, resulting in the recognition of share-based compensation expense of $54,508. The Company’s second Purchase Plan Period commenced on March 2, 2015 and ended on August 31, 2015. For the second Purchase Plan Period, 1,015 shares were purchased with employee withholdings at an option exercise price based upon 85% of the closing price on August 31, 2015 of $124.20, resulting in the recognition of share-based compensation expense of $72,800. The Company’s third Purchase Plan Period commenced on September 1, 2015 and ended on February 29, 2016. For the third Purchase Plan Period, 1,814 shares were purchased with employee withholdings at an option exercise price based upon 85% of the closing price of $88.80 on February 29, 2016, resulting in the recognition of share-based compensation expense of $107,455. The Company’s fourth Purchase Plan Period commenced on March 1, 2016 and ended on August 31, 2016. For the fourth Purchase Plan Period, 1,507 shares were purchased with employee withholdings at an option exercise price based upon 85% of the closing price at the beginning of the fourth Purchase Plan Period of $98.20, resulting in the recognition of share-based compensation expense of $63,788. The Company’s fifth Purchase Plan Period commenced on September 1, 2016 and ended on February 28, 2017. For the fifth Purchase Plan Period, 428 shares were purchased with employee withholdings at an option exercise price based upon 85% of $23.00 on February 28, 2017, resulting in the recognition of share-based compensation expense of $30,064. The Company’s sixth Purchase Plan Period commenced on March 1, 2017 and ended on August 31, 2017. For the sixth Purchase Plan Period, 999 shares were purchased with employee withholdings at an option exercise price based upon 85% of $4.00 on August 31, 2017, resulting in the recognition of share-based compensation expense of $17,711. The Company did not commence a new Purchase Plan Period after September 1, 2017.

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of March 31, 2018, there were 93,614 shares of common stock remaining available for future issuance under the 2014 Plan and 10,899 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Three Months Ended March 31,
	2017	2018
Research and development	$487,907	$259,793
General and administrative	748,160	455,941
Restructuring costs	2,411,604	—

Total stock-based compensation expense	$3,647,671	$715,734

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. As part of the restructuring costs discussed in Note 3, the Company recognized $2.4 million in stock-based compensation expense from the acceleration of stock option vesting for 46 employees who were terminated in March 2017.

During the three months ended March 31, 2017, the Company granted options to employees to purchase a total of 69,104 shares of the Company’s common stock at exercise prices ranging from $27.00 to $101.00 per share, which, in each instance was the closing price of the Company’s common stock on the grant date. No options were granted during the three months ended March 31, 2018.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2017	269,514	$111.91
Granted	—	$—
Exercised	—	$—
Cancelled	(64,562)	$116.43
Outstanding as of March 31, 2018	204,952	$118.01	6.84

Exercisable as of March 31, 2018	136,132	$119.03	6.11

Vested and expected to vest as of March 31, 2018	199,653	$118.07	4.81

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The stock-based compensation expense was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2018	2017	2018
Risk-free interest rate	2.27%	—	0.69%	—
Dividend yield	0%	—	0%	—
Expected term (in years)	7.0	—	0.5	—
Volatility	86%	—	165%	—

9. Warrants

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

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement in September 2014, the Company issued to the Lenders and their affiliates the Venture Loan Warrants. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. In addition, in March 2017, the Company issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the early pay-off of the indebtedness under the Loan Agreement. These warrants were recorded at a fair value of $87,100 and included in additional paid-in capital as of December 31, 2017 and March 31, 2018.

All outstanding warrants were issued with an original life of five years.

As of December 31, 2017 and March 31, 2018, outstanding warrants to purchase a total of 689,661 shares of the Company’s common stock were as follows:

Type of Warrant and Classification	Date of Issuance	Number of Shares	Exercise Price	Expiration Date(s)
Common stock - Equity	9/29/14	4,139	$181.20	9/29/21
Common stock - Equity	3/4/16	134,163	$107.00	3/4/21
Common stock - Equity	6/29/16	205,450	$107.00	6/29/21
Common stock - Liability	8/2/16	340,909	$110.00	8/02/21
Common stock - Equity	3/6/17	5,000	$26.00	3/06/22

The following warrants were issued in August 2016 and remained outstanding as of December 31, 2017 and March 31, 2018, and include provisions that could require cash settlement. The August 2016 Warrants were therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s condensed consolidated statement of operations in each subsequent period:

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

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of December 31, 2017 and March 31, 2018:

	December 31, 2017	March 31, 2018

Exercise price of warrants	$110.00	$110.00
Closing underlying stock price on date of valuation	$3.00	$0.90
Expected stock price volatility	112%	115%
Expected life (in years)	3.58	3.33
Risk-free interest rate	2.04%	2.39%
Expected dividend yield	0.0%	0.0%
Valuation per common share underlying each warrant	$0.49	$0.05
Total liability for warrants on the consolidated balance sheet	$167,636	$18,534
Decrease in fair value during the period	20,758,425	$149,102

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

10. Contract with the NIH and NIAID

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

For the three months ended March 31, 2017 and 2018, the Company recorded revenue under the NIH and NIAID agreement of $77,759 and $30,318, respectively. The Company has recorded total revenue of $38.1 million through March 31, 2018 under this agreement. As of March 31, 2018, there was up to $1.7 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID. As of December 31, 2017 and March 31, 2018, the Company recorded a receivable from the NIH and NIAID of $31,977 and $30,318, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

11. Collaboration Agreements

Pharmstandard License Agreement

In August 2013, Pharmstandard purchased shares of the Company’s series E preferred stock. Concurrent with such purchase, the Company entered into an exclusive royalty-bearing license agreement with Pharmstandard. Under this license agreement, the Company granted Pharmstandard and its affiliates a license, with the right to sublicense, develop, manufacture and commercialize rocapuldencel-T and other products for the treatment of human diseases, which are developed by Pharmstandard using the Company’s individualized immunotherapy platform, in the Russian Federation, Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, which the Company refers to as the Pharmstandard Territory. The Company also provided Pharmstandard with a right of first negotiation for development and commercialization rights in the Pharmstandard Territory to specified additional products the Company may develop.

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

Pharmstandard and Actigen Option Agreement

On February 1, 2018, the Company entered into an option agreement with Pharmstandard and Actigen to evaluate, with an option to license, certain patent rights and know-how related to a group of fully human PD1 monoclonal antibodies and related technology held by Actigen. Actigen previously granted Pharmstandard an option to exclusively license these patent rights. Under the option agreement, Pharmstandard granted to the Company (i) an exclusive license for evaluation purposes only to make, have made, use and import the PD1 monoclonal antibodies covered by these patent rights (but not offer to sell or sell products and processes covered by or incorporating the patent rights) for a period of one year from the date of the agreement and (ii) an option exercisable during the one-year period to obtain an exclusive license (with the right to sublicense) under the patent rights to make, have made, use, offer for sale, sell and import (with a right to grant sublicenses) the PD1 monoclonal antibodies for all prophylactic, therapeutic and diagnostic uses and for all human diseases and conditions in the United States and Canada. The parties have agreed that, if the Company exercises the option during the option exercise period, the parties will negotiate in good faith a license agreement on the terms and conditions outlined in the option agreement, including payments by us to Pharmstandard of (i) an upfront license fee of $3.6 million, payable upon execution of the license agreement in our common stock of the Company, (ii) various development and regulatory milestone payments totaling $8.5 million, and (iii) upper single digit percentage royalties on net sales of any pharmaceutical product or therapeutic regimen incorporating the licensed PD1 monoclonal antibodies that will apply on a country-by-country basis until the later of the last to expire patent or ten years from the date of first commercial sale, against which the first $5.0 million of our development expenditures will be credited as prepaid royalties.

In consideration for the rights granted under the option agreement, the Company issued 169,014 shares of its common stock to Pharmstandard, the value of which will be creditable against the upfront license fee payable under the option agreement if the Company enters into a license agreement. Unless earlier terminated by any party for uncured material breach or by us without cause upon thirty days prior written notice, the option agreement will terminate upon the later of the end of the option exercise period if the Company decides not to exercise the option or sixty days after the Company exercises the option.

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

The Company recorded the initial $1.0 million payment from Medinet as a deferred liability. In addition, because the $9.0 million promissory note was issued at a below market interest rate, the Company allocated the proceeds of the loan between the manufacturing license agreement and the debt at the time of issuance. Accordingly, as of December 31, 2013, the date of borrowing, the Company recorded $6.9 million to notes payable, based upon an effective interest rate of 8.0%, and $2.1 million as a deferred liability. During the year ended December 31, 2015, the Company recorded a $1.0 million milestone payment as deferred revenue under the license agreement and reduced the related note payable by $0.8 million and the deferred liability by $0.2 million.

During the year ended December 31, 2016, the Company recorded a $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2016, the amount of the note payable was $6.4 million, including $1.8 million accrued interest, and the total deferred liability associated with the Medinet note was $5.4 million.

During the year ended December 31, 2017, the Company recorded an additional $2.0 million milestone payment as deferred revenue under this license agreement and reduced the related note payable by $1.5 million and the deferred liability by $0.5 million. As of December 31, 2017, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest, and the total deferred liability associated with the Medinet note was $6.9 million of which $6.0 million was deferred revenue.

On February 14, 2018, the Company notified Medinet that the Company irrevocably agreed to have no further right to exercise its right under the license agreement to revoke the manufacturing and sale license, or the sale license only. In all other respects, the Medinet license agreement remains in full force and effect. As a result of the revocation right no longer being of force and effect, the Company recognized $5.8 million of deferred milestone revenue as revenue under ASC 606 during the first quarter of 2018. As of March 31, 2018, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest, and the total deferred liability associated with the Medinet note was $1.1 million of which $150,000 was deferred revenue. As of March 31, 2018, there are performance obligations related to the Medinet license agreement of $150,000 that are unsatisfied. The remaining performance obligations are expected to be satisfied over time throughout the remainder of 2018 such that the $150,000 of deferred revenue is expected to be recognized as revenue by December 31, 2018.

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

Pursuant to the License Agreement, Lummy HK paid the Company a $1.5 million milestone payment upon the achievement of a manufacturing milestone in October 2017. The milestone payment was made in consideration of the successful initiation of transfer of technology related to the manufacturing of rocapuldencel-T, to which Lummy HK has a license for commercialization in China and other Asian territories. The Company recorded this $1.5 million payment from Lummy HK as revenue.

In January 2018, the Company entered into a stock purchase agreement with Lummy HK under which the Company agreed to issue and sell to Lummy HK in a private financing 375,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million.  In March 2018, the Company and Lummy HK amended the stock purchase agreement to reduce the aggregate price for the shares to $450,000. Concurrent with such amendment, the Company entered into a third amendment to its license agreement with Lummy HK pursuant to which Lummy HK agreed to pay the Company a $1.05 million milestone payment. In April 2018, the Company received from Lummy HK $450,000 for the purchase of the 375,000 shares and a $1.05 million milestone payment.

As of March 31, 2018, there are performance obligations related to the Lummy HK License Agreement of $2.3 million that are unsatisfied of which $1.1 million are expected to be met in the second quarter of 2018 and recognized as revenue. The remaining $1.2 million in performance obligations are expected to be satisfied and recognized as revenue on a straight-line basis over the estimated remaining license period from July 1, 2018 to December 31, 2029. As of December 31, 2017 and March 31, 2018, the Company had deferred revenue from the Lummy license agreement of $1.2 million and $2.3 million, respectively.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2017	2018

Net loss	$(24,080,081)	$(2,111,269)
Weighted average shares outstanding, basic and diluted	2,065,676	7,618,806
Net loss per share, basic and diluted	$(11.66)	$(0.28)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2017	2018
Stock options outstanding	292,903	267,987
Warrants outstanding	686,050	689,661
Convertible notes outstanding	—	1,448,352

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

In April 2018, we terminated our development program for rocapuldencel-T, which we had been developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. Based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, among other potential alternatives. We have retained Stifel, Nicolaus & Company, Incorporated, or Stifel, to serve as our financial advisor in the process. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction, we may determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Prior to April 2018, we had been conducting a pivotal Phase 3 clinical trial of rocapuldencel-T in combination with sunitinib / standard of care for the treatment of newly diagnosed mRCC, or the ADAPT trial. In February 2017, the independent data monitoring committee, or the IDMC, for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study.

Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the U.S. Food and Drug Administration, or FDA, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurred, and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. In April 2018, we submitted a protocol amendment to the FDA that included an amended primary endpoint analysis with four co-primary endpoints. Subsequently in April 2018,we conducted another interim analysis of the data from the ADAPT trial, at which time 51 new events (deaths) had occurred subsequent to the February 2017 interim analysis. Based upon review of the interim data from this analysis, we determined that the endpoints were unlikely to be achieved if the trial were to be continued and decided to discontinue the ADAPT clinical trial. We do not expect to resume clinical development of rocapuldencel-T.

We are developing AGS-004, also an Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. We are currently supporting an ongoing investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication, and plan to support an investigator-initiated Phase 2 clinical trial of AGS-004 evaluating AGS-004 for long-term viral control in pediatric patients provided that results from the investigator-initiated trial in adult HIV patients are favorable and government funding is available.

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

In August 2017, we entered into an agreement with Medpace, Inc., or Medpace, regarding $1.5 million in deferred fees that we owed Medpace for contract research and development services. Under the agreement we paid $0.85 million of the amount during the third quarter of 2017 and paid the balance in April 2018.

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

From June 2017 through December 31, 2017, we raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under our original sales agreement with Cowen & Company, LLC, or Cowen. In February 2018, we amended and restated the original sales agreement with Cowen to increase the maximum aggregate offering price of the shares of our common stock which we may sell under the agreement from $30 million to up to $45 million. During the three months ended March 31, 2018, we raised proceeds of $7.5 million, net of commissions and issuance costs. As of May 8, 2018, we raised an additional $21,000 of proceeds through the sale of our common stock subsequent to March 31, 2018 under the amended and restated sales agreement and $15.7 million remained available for sale under the amended and restated sales agreement. However, as a result of the delisting of our common stock from The Nasdaq Capital Market in April 2018, we do not expect to sell any additional shares under our amended and restated sales agreement.

In January 2018, we entered into a stock purchase agreement with Lummy (Hong Kong), Ltd., or Lummy, under which we agreed to issue and sell to Lummy in a private financing 375,000 shares of common stock for an aggregate purchase price of $1.5 million. In March 2018, we and Lummy amended the stock purchase agreement to reduce the aggregate price for the shares to $450,000. Concurrent with such amendment, we entered into a third amendment to our license agreement with Lummy pursuant to which Lummy agreed to pay us a $1.05 million milestone payment. The $450,000 payment for the shares of common stock and the $1.05 million milestone payment were received in April 2018.

As of March 31, 2018, we had cash and cash equivalents of $17.0 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.

On April 23, 2018, we received a notification from The Nasdaq Stock Market LLC indicating that, because we had indicated that we would be unable to meet the stockholders’ equity requirement for continued listing as of the April 24, 2018 deadline that had been set by the Nasdaq Hearing Panel, the Nasdaq Hearing Panel determined to delist our common stock from The Nasdaq Capital Market and to suspend trading in our common stock effective at the open of business on April 25, 2018. Following such delisting, we transferred our common stock to the OTCQB® Venture Market.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2018, our current assets totaled $18.8 million compared with current liabilities of $11.0 million, and we had cash and cash equivalents of $17.0 million. Based upon our current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements for the quarter ended March 31, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through March 31, 2018, we have raised a total of $525.9 million in cash, including:

•	$360.7 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$107.3 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $53.0 million and $40.6 million for the years ended December 31, 2016, and 2017, respectively and $2.1 million for the three months ended March 31 2018. As of March 31, 2018, we had an accumulated deficit of $374.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

In light of the termination of the ADAPT trial and the Company’s cash resources, and based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies. We have retained Stifel to serve as our financial advisor in the process. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction, we may determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. Alternatively, if we determine to continue our business operations, we will need to raise additional capital prior to the commercialization of AGS-004 or any other product candidates. If we seek to and are able to raise the capital necessary to continue the development of our product candidates, including AGS-004, we anticipate that our expenses will increase substantially if and as we:

•	continue to support the ongoing investigator-initiated clinical trial of AGS-004, support any future investigator-initiated clinical trials of AGS-004 and initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;

•	establish a facility for the commercial manufacture of our products based on our Arcelis-based precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We have no external committed sources of funds other than our contract with the NIH and NIAID, as described under the section entitled NIH Funding below. We do not expect to generate significant additional funds or product revenue unless and until we successfully complete development, obtain marketing approval and commercialize our product candidates, either alone or in collaboration with third parties, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of AGS-004 or any other product candidates if we determine to continue our business operations. Until such time, if ever, as we can generate substantial product revenues, we expect to seek to finance our operating activities through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds through these means when needed, on favorable terms or at all.

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

We have recorded revenue of $38.1 million through March 31, 2018 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue. As of March 31, 2018, there was up to $1.7 million of potential revenue remaining to be earned under the agreement with the NIH and NIAID.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 24,989 shares of our common stock at an exercise price of $116.40 per share. As of May 8, 2018, we had not entered into this manufacturing rights agreement or issued the warrants.

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

In consideration for the rights granted under the option agreement, we issued 169,014 shares of our common stock to Pharmstandard the value of which will be creditable against the upfront license fee of $3.6 million payable under the option agreement if we enter into a license agreement. Unless earlier terminated by any party for uncured material breach or by us without cause upon thirty days prior written notice, the option agreement will terminate upon the later of the end of the option exercise period if we decide not to exercise the option or sixty days after we exercise the option.

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

Under the agreement, we had the right to revoke both the manufacturing license and the sale license to be granted to Medinet or the sale license only. In February 2018, we notified Medinet that we irrevocably agreed to have no further right to exercise our right under the license agreement to revoke the manufacturing and the sale license, or the sale license only. As a result of our decision to forego these revocation rights, during the three months ended March 31, 2018, we recognized as revenue $5.8 million of milestone payments that had previously been received and recorded as deferred revenue.

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

Pursuant to the license agreement, Lummy HK will pay us royalties on net sales and an aggregate of up to $22.3 million upon the achievement of manufacturing, regulatory and commercial milestones. On October 18, 2017, we entered into a second amendment to the license agreement and Lummy HK paid us $1.5 million upon the achievement of a manufacturing milestone in October 2017. On March 23, 2018, we entered into a third amendment to the license agreement pursuant to which Lummy agreed to pay us a $1.05 million milestone. Lummy also agreed to purchase 375,000 shares of our common stock for a purchase price of $450,000 pursuant to an amended stock purchase agreement. We received payments for the achievement of this milestone and for the purchase of these shares of common stock in April 2018.

Of the potential $22.3 million in milestone payments, to date we have earned $2.55 million, of which we received $1.5 million as of March 31, 2018, and $1.05 million in April 2018. The license agreement will terminate upon expiration of the last to expire royalty term for all Arcelis-based products, with each royalty term being the longer of the expiration of the last valid patent claim covering the applicable Arcelis-based product and 10 years from the first commercial sale of such Arcelis-based product. Either party may terminate the license agreement for the other party’s uncured material breach or if specified conditions occur relating to the other party’s insolvency or bankruptcy. We may terminate the license agreement if Lummy HK challenges or assists a third party in challenging specified patent rights of ours. If Lummy HK terminates the license agreement upon our material breach or bankruptcy, Lummy HK is entitled to terminate the licenses it granted to us and retain its licenses from us with respect to Arcelis-based products then in development or being commercialized, subject to Lummy HK’s continued obligation to pay royalties and milestones with respect to such Arcelis-based products.

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

The agreement will continue until the earlier of June 30, 2018 or the effective date of a commercial supply agreement negotiated in good faith by the parties, but can be earlier terminated by either party due to a material breach or upon bankruptcy of the other party. As of March 31, 2018, we accrued $2.0 million for development and production services performed by Cellscript under the development and supply agreement .

Manufacturing

We currently have manufacturing suites located at our Technology Drive and Patriot Center leased facilities in Durham, North Carolina. We manufacture Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities.

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

To provide for capacity expansion beyond the initial few years following potential launch of rocapuldencel-T, we also had planned to build-out and equip a second facility, which we refer to as the Centerpoint facility. In August 2014, we entered into a ten-year lease agreement with renewal options. Under the lease agreement, we agreed to lease certain land and an approximately 125,000 square-foot building to be constructed in Durham County, North Carolina. We initially intended this facility to house our corporate headquarters and commercial manufacturing before we entered into the lease for the Center for Technology Innovation, or CTI, facility. The shell of the new facility was constructed on a build-to-suit basis in accordance with agreed upon specifications and plans and was completed in June 2015. However, the build-out and equipping of the interior of the facility was suspended as we pursued financing arrangements to support the further build out of the facility.

Due to the recommendation of the IDMC in February 2017 to discontinue the ADAPT study, we reassessed our manufacturing plans. In March 2017, we entered into a lease termination agreement with the landlord of our CTI facility terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the lease termination agreement, we have no further obligations under the lease. During the year ended December 31, 2017, we recorded a lease termination fee of $1.6 million that is included in restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the year ended December 31, 2017.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2018

The following table summarizes the results of our operations for each of the three month periods ended March 31, 2017 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		$	%
	2017	2018	Change	Change
	(in thousands)
Revenue	$105	$5,933	$5,828	*
Operating expenses
Research and development	7,914	5,545	(2,369)	(29.9%)
General and administrative	3,963	2,499	(1,464)	(36.9%)
Impairment of property and equipment	27,204	—	(27,204)	*
Restructuring costs	5,008	—	(5,008)	*

Total operating expenses	44,089	8,044	(36,045)	(81.8%)

Loss from operations	(43,984)	(2,111)	41,873	95.2%
Interest income	31	18	(13)	(41.0%)
Interest expense	(728)	(149)	579	79.6%
Gain on early extinguishment of debt	249	—	(249)	*
Change in fair value of warrant liability	20,357	149	(20,208)	*
Other expense	(5)	(18)	(13)	(274.0%)

Net loss	$(24,080)	$(2,111)	$21,969	91. 2%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract and our license agreements with Medinet and Lummy. We may generate revenue in the future from government contracts and grants, payments from future license or collaboration agreements and product sales. We expect that any revenue we generate will fluctuate from quarter to quarter.

Revenue was $0.1 million for the three months ended March 31, 2017, compared with $5.9 million for the three months ended March 31, 2018, an increase of $5.8 million. The $5.8 million increase for the three months ended March 31, 2018 resulted from the recognition of $5.8 million of revenue from milestone payments from Medinet that had previously been recorded as deferred revenue as a result of our decision to irrevocably forego our revocation right under our license agreement with Medinet.

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

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$2,403	$3,123
AGS-004	56	13

Total direct research and development program expense	2,459	3,136
Commercial manufacturing development expense	(373)	-
Indirect research and development expense	5,828	2,409

Total research and development expense	$7,914	$5,545

Research and development expenses were $7.9 million for the three months ended March 31, 2017, compared with $5.5 million for the three months ended March 31, 2018, a decrease of $2.4 million, or 29.9%. The decrease in research and development expense reflects a $3.4 million decrease in indirect research and development expense partially offset by a $0.7 million increase in direct research and development expense and a $0.4 million increase in commercial manufacturing development expense. The increase in direct research and development expenses resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T increased from $2.4 million for the three months ended March 31, 2017 to $3.1 million in the three months ended March 31, 2018. This increase is primarily related to $2.0 million in accrued contract services payable to Cellscript partially offset by a reduction of costs related to the ADAPT trial of rocapuldencel-T.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the three months ended March 31, 2017 compared with the three months ended March 31, 2018.

During the three months ended March 31, 2017, we recorded a credit of $0.4 million related to amounts owed under our agreement with Saint-Gobain, which we recorded as a reduction of research and development expense. No commercial manufacturing development expense was recorded for the three months ended March 31, 2018.

The decrease in indirect research and development expense was primarily due to decreased compensation expense associated with our decision to significantly reduce the size of our workforce engaged in research and development activities in March 2017. As of March 31, 2018, we had 28 employees engaged in such activities, compared with 56 employees engaged in such activities as of March 31, 2017.

The successful development of AGS-004 or any other product candidate we may develop is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the development of AGS-004 or any other product candidate we may develop, or the period, if any, in which material net cash inflows from such product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2017, compared with $2.5 million for the three months ended March 31, 2018, a decrease of $1.5 million or 36.9%. This decrease was primarily due to a decrease of $1.2 million in personnel costs, including salaries, benefits and stock-based compensation, a decrease of $0.5 million in consulting costs and a decrease of $0.1 million in marketing expense, partially offset by an increase of $0.3 million in legal expenses.

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

Impairment Loss on Property and Equipment

We recognized an impairment loss on property and equipment of $27.2 million for the three months ended March 31, 2017, compared with $0 for the three months ended March 31, 2018. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Impairment of Centerpoint Facility and Construction-in-Progress

We determined during the three months ended March 31, 2017 that we no longer planned to develop our Centerpoint facility. Accordingly, we recorded an impairment loss of $18.3 million for the Construction-in-progress on the property.

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

Impairment of Capital Leases

In August 2016, we entered into two agreements, or the Power Generation Agreements, with an electric utility company. The Power Generation Agreements were accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of March 31, 2017, $2.2 million of these assets were classified as Assets held for sale on our Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, we recorded an impairment loss of $0.1 million during the three months ended March 31, 2017.

Restructuring Costs

We recognized restructuring costs of $5.0 million during the three months ended March 31, 2017 compared with $0 during the three months ended March 31, 2018. The restructuring costs and impairment charges during the three months ended March 31, 2017 were related to the restructuring of our operations following the recommendation by the IDMC to discontinue the ADAPT study in February 2017.

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

CTI Lease Agreement

In January 2017, we entered into a ten-year lease agreement with two five-year renewal options for 40,000 square feet of manufacturing and office space at CTI on the Centennial Campus of North Carolina State University in Raleigh, North Carolina. We provided a security deposit in the amount of $2.4 million as security for obligations under the lease agreement, which was provided in the form of a letter of credit. In March 2017, we initiated discussions with the landlord of the CTI facility regarding the termination of this lease.

In March 2017 the landlord of our CTI facility notified us that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. On March 31, 2017, we entered into a termination agreement with the landlord terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the termination agreement, we have no further obligations under the lease. During the quarter ended March 31, 2017, we recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations and Current portion of restructuring liability on the balance sheet. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the three months ended March 31, 2017.

Interest Expense

Interest expense was $0.7 million for the three months ended March 31, 2017, compared with $0.1 million for the three months ended March 31, 2018, resulting in a decrease of $0.6 million. The decrease primarily resulted from the extinguishment of our Loan Agreement in March 2017, which included the write off of the remaining debt discount.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $0.2 million for the three months ended March 31, 2017, compared with $0 for the three months ended March 31, 2018. On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the $23.1 million as repayment in full. We recognized a gain on this early extinguishment of debt of $0.2 million during the three months ended March 31, 2017 which is included in Other income (expense) on the statement of operations.

Change in Fair Value of Warrant Liability

Gain from the change in fair value of the warrant liability was $20.4 million for the three months ended March 31, 2017, compared with $0.1 million for the three months ended March 31, 2018. The 2017 amount represents the decrease in the fair value of our warrant liability during the three months ended March 31, 2017 for the warrants issued in August 2016. The August 2016 warrants contain provisions that could require cash settlement and are recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The fair value of the August 2016 warrants declined by $20.4 million from $20.9 million to $0.6 million during the three months ended March 31, 2017 primarily due to a significant decline in the price of our common stock and a shorter expected life of the August 2016 warrants.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, we had cash and cash equivalents of $17.0 million.

Since our inception in May 1997 through March 31, 2018, we have funded our operations principally with $360.7 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $107.3 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound annually. For each of the quarterly periods ended December 31, 2017 and March 31, 2018, we paid Invetech $200,000 in cash under the note. For the fiscal quarters ending June 30, 2018 through March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of our common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $150,000, payable in cash. Subject to Invetech’s conversion rights, we may prepay the note in full or in part at any time without penalty or premium.

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

Upon maturity of the note or at any time within 75 days of such maturity, or upon the occurrence of certain events of default, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of our common stock. Upon a change of control pursuant to which Invetech has a redemption right, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest, less any remaining installment payments required to be made in cash, into shares of our common stock. We will be required to pay any amount not so converted in cash. Upon the occurrence of certain events of default, Invetech may, at its option, elect to convert any amount of the outstanding principal and accrued interest into shares of our common stock. We will be required to pay any amount not so converted in cash. In each case, the number of shares of common stock issuable upon such complete or partial conversion of the note is determined by dividing the portion of the principal and accrued or unpaid interest to be converted by $10.00 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction). Unless Invetech has elected to exercise these conversion rights, we, subject to specified exceptions, may prepay the note in whole or in part, in cash, at any time without penalty or premium.

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

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound quarterly. For each of the quarterly periods ended December 31, 2017 and March 31, 2018, we paid Saint-Gobain $270,000 in cash under the note. For the fiscal quarters ending June 30, 2018 and September 30, 2018, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $245,000, consisting of (i) cash in the amount of $125,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of our common stock. For the fiscal quarters ending December 31, 2018 and March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of our common stock. For the fiscal quarter ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the stock price of the common stock at the time is less than $4.058 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then we will be required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $100,000, payable in cash.

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

Under the Sales Agreement, we pay Cowen a commission of up to 3% of the gross proceeds. During the three months ended March 31, 2018, we sold 4,108,124 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $7.5 million, net of commissions and issuance costs. As of May 8, 2018, we had sold an additional 27,869 shares of our common stock resulting in $21,000 of proceeds subsequent to March 31, 2018 under the Sales Agreement and $15.7 million remained available for sale under the Sales Agreement. However, as a result of the delisting of our common stock from The Nasdaq Capital Market in April 2018, we do not expect to sell any additional shares under the Sales Agreement.

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

Pharmstandard is our largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 14.23% of our outstanding common stock as of May 8, 2018. In addition, two members of our board of directors are closely associated with Pharmstandard.

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

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,384)	$(5,454)
Investing activities	(2,082)	306
Financing activities	(23,669)	6,979
Effect of exchange rate changes on cash	1	(3)

Net increase (decrease) in cash and cash equivalents	$(40,134)	$1,828

Operating Activities. Net cash used in operating activities of $14.4 million during the three months ended March 31, 2017 was primarily a result of our $24.1 million net loss and a net increase in operating assets and liabilities of $1.2 million, partially offset by non-cash items of $10.9 million. Changes in operating assets and liabilities primarily included a decrease in accrued expenses of $3.2 million and an increase in prepaid expenses of $0.6 million, partially offset by an increase in restructuring liability of $2.5 million, an increase in accounts payable of $0.1 million, and an increase in the long-term portion of the manufacturing research and development obligation of $0.1 million. Non-cash items primarily include impairment charges on property and equipment of $27.2 million, share-based compensation expense of $3.6 million, interest accrued on long-term debt of $0.4 million, and depreciation and amortization expense of $0.2 million, partially offset by a decrease in the fair value of the warrant liability of $20.4 million and a gain on the early extinguishment of debt of $0.2 million.

Net cash used in operating activities of $5.5 million during the three months ended March 31, 2018 was primarily a result of our $2.1 million net loss and a net decrease in operating assets and liabilities of $4.3 million, partially offset by non-cash items of $1.0 million. Changes in operating assets and liabilities primarily included a decrease in long-term deferred liabilities of $5.8 million related to the recognition of deferred revenue in connection with our license agreement with Medinet and an increase in prepaid expenses and other receivables of $0.1 million, partially offset by an increase in accrued expenses of $1.7 million primarily related to our agreement with Cellscript. Non-cash items primarily include share-based compensation expense of $0.7 million, depreciation and amortization expense of $0.2 million, and interest accrued on long-term debt of $0.1 million, partially offset by a decrease in the fair value of the warrant liability of $0.1 million.

Investing Activities. Net cash used in investing activities was $2.1 million for the three months ended March 31, 2017. Cash used in investment activities during the three months ended March 31, 2017 consisted of $3.5 million of purchases of property and equipment, partially offset by proceeds of $1.5 million from the sale of impaired equipment held for sale and previously included in Construction-in-progress.

Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2018. Cash provided by investment activities during the three months ended March 31, 2018 consisted of proceeds of $0.3 million from the sale of impaired equipment held for sale and previously included in Construction-in-progress.

Financing Activities. Net cash used in financing activities was $23.7 million for the three months ended March 31, 2017, consisting primarily of the pay-off of our Loan Agreement with $23.1 million in cash.

Net cash provided by financing activities was $7.0 million for the three months ended March 31, 2018, consisting primarily of $7.5 million of proceeds from the issuance of common stock through our at-the-market facility, partially offset by $0.5 million of payments on our notes payable.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, AGS-004. Despite our cost containment measures, including the March 2017 workforce reduction and the termination of development of rocapuldencel-T, we expect that our ongoing expenses will be substantial and may increase in connection with our ongoing activities, particularly if we initiate additional clinical trials of AGS-004, and seek regulatory approval for any product candidate we may develop or establish a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any product candidate, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we would expect to continue to incur additional costs associated with operating as a public company. We will need substantial additional funding in connection with our continuing operations.

As of March 31, 2018, we had cash and cash equivalents of $17.0 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.

In light of the termination of the ADAPT trial and our cash resources, and based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies. We have retained Stifel to serve as our financial advisor in the process. There can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction, we may determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

On April 23, 2018, we received a notification from The Nasdaq Stock Market LLC indicating that, because we had indicated that we would be unable to meet the stockholders’ equity requirement for continued listing as of the April 24, 2018 deadline that had been set by the Nasdaq Hearing Panel, the Nasdaq Hearing Panel had determined to delist our common stock from The Nasdaq Capital Market and to suspend trading in our common stock effective at the open of business on April 25, 2018. Following such delisting, we transferred our common stock to the OTCQB® Venture Market. Because our common stock is not listed for trading on a national securities exchange, our ability to raise capital to continue to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration has been impaired.

We have based our estimates as to our cash needs on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of any product candidate we may develop, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of such product candidates.

Our future capital requirements will depend on many factors, including:

•	our ability to enter into a strategic transaction and the timing and the terms of such transaction;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication, the planned investigator-initiated clinical trial of AGS-004 that we may support, the development, initiation and support of any additional clinical trials of AGS-004, and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates or for the PD1 monoclonal antibodies which we have an option to in-license, should we decide to exercise our option;

•	the costs and timing of establishing a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $4.0 million in principal remaining outstanding under the loan under our license agreement with Medinet;

•	payments due under our agreement with Medpace for the conduct of the ADAPT clinical trial;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements for the development and commercialization of AGS-004.

Until such time, if ever, as we can generate substantial product revenue or enter into a strategic transaction, we expect to finance our cash needs through a combination of equity offerings, debt financings, government contracts, government and other third party grants or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholder ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our significant accounting policies are described in Note 1 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as described below, there have been no significant changes to our critical accounting policies since December 31, 2017.

Revenue Recognition. An important part of our business strategy has been to enter into arrangements with third parties both to assist in the development and commercialization of our product candidates, particularly in international markets, and to in-license product candidates in order to expand our pipeline. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and regulatory objectives, and royalties on product sales. We have adopted the provisions of the Financial Accounting Standards Board, or FASB, Codification Topic 606, Revenue from Contracts with Customers, or Topic 606, effective January 1, 2018. This guidance supersedes the provisions of FASB Codification Topic 605, Revenue Recognition.

License Fees and Multiple Element Arrangements. If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license at such time as the license is transferred to the licensee and the licensee is able to use, and benefit from, the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress in each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

If we are involved in a steering committee as part of a multiple element arrangement, we assess whether our involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

If we cannot reasonably measure its progress toward complete satisfaction of a performance obligation because it lacks reliable information that would be required to apply an appropriate method of measuring progress, but we can reasonably estimate when the performance obligation ceases or the remaining obligations become inconsequential and perfunctory, then revenue is not recognized until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement.

Development Milestone Payments. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Reimbursement of Costs. Reimbursement of research and development costs by third party collaborators is recognized as revenue over time provided we have determined that it transfers control (for example, performs the services) of a service over time and, therefore, satisfies a performance obligation according to the provisions outlined in the FASB Codification Topic 606-10-25-27, Revenue Recognition.

Royalty Revenue. For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of its collaboration agreements.

Deferred Revenue. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Short-term deferred revenue would consist of amounts that are expected to be recognized as revenue within the next fiscal year. Amounts that the we expect will not be recognized in the next fiscal year would be classified as long-term deferred revenue.

With respect to each of the foregoing areas of revenue recognition, we exercise significant judgment in determining whether an arrangement contains multiple elements, and, if so, how much revenue is allocable to each element. In addition, we exercise our judgment in determining when its significant obligations have been met under such agreements and the specific time periods over which we recognized revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from our initial judgments, revenue recognition with respect to such transactions would change accordingly and any such change could affect our reported financial results.

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We have depended heavily on the success of our two lead Arcelis-based product candidates, rocapuldencel-T and AGS-004. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for sale. We have invested a significant portion of our efforts and financial resources in the development of our two lead Arcelis-based product candidates, rocapuldencel-T for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers and AGS-004 for the treatment of HIV. However, after reviewing the data from an interim analysis of our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC, we terminated the development of rocapuldencel-T in April 2018.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of AGS-004 and any other product candidates we develop, if we determine to proceed with such development. The success of our product candidates will depend on several factors, including the following:

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

In February 2017, we announced that the Independent Data Monitoring Committee, or IDMC, for our pivotal Phase 3 ADAPT clinical trial of rocapuldencel-T in combination with sunitinib / standard-of-care for the treatment of mRCC recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the U.S. Food and Drug Administration, or FDA, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurred and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. In April 2018, we submitted a protocol amendment to the FDA that included an amended primary endpoint analysis with four co-primary endpoints. Subsequently in April 2018 we conducted another interim analysis of the data from the ADAPT trial, at which time 51 new events (deaths) had occurred subsequent to the February 2017 interim analysis. Based upon review of the interim data from this analysis, we determined that we were unlikely to achieve the endpoints if the trial were to be continued and decided to discontinue the ADAPT clinical trial. We do not expect to resume clinical development of rocapuldencel-T.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials, such as the failure of our Phase 3 ADAPT trial, can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. For example, based upon review of interim data from our ADAPT trial, in April 2018, we determined that we were unlikely to achieve the endpoints of the ADAPT clinical trial and terminated the development of rocapuldencel-T. Unforeseen events that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates include:

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

Our competitors may have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, during the Phase 1/2 monotherapy clinical trial of rocapuldencel-T that we conducted, our ability to enroll patients in the trial was adversely affected by the FDA’s approval of sorafenib and sunitinib, because patients did not want to receive, and physicians were reluctant to administer, rocapuldencel-T as an experimental monotherapy once new therapies that showed efficacy in clinical trials were introduced to the market and became widely available. In addition, patient enrollment in our trials may be adversely impacted by uncertainties regarding our Arcelis-based products linked to the termination of the ADAPT trial and the rocapuldencel-T development program.

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

A number of the latency reversing drugs being evaluated for use in HIV patients are currently approved in the United States and elsewhere for use in the treatment of specified cancer indications. For instance, vorinostat is approved for cutaneous T-cell lymphoma. If these drugs are not approved by the FDA or equivalent foreign regulatory authorities for use in HIV, the FDA and these other regulatory authorities may not approve AGS-004 without the latency reversing drug having received marketing approval for HIV. If the FDA and these other regulatory authorities approve AGS-004 without the approval of the latency reversing drug for HIV, the use of AGS-004 in combination with the latency reversing drug for virus eradication would require sales of the latency reversing drug for off-label use. In such event, the success of the combination of AGS-004 and the latency reversing drug would be subject to the willingness of physicians, patients, healthcare payors and others in the medical community to use the latency reversing drug for off-label use and of government authorities and third party payors to pay for the combination therapy. In addition, we would be limited in our ability to market the combination for its intended use if the latency reversing drug were to be used off-label. Furthermore, we are not currently conducting a clinical trial for AGS-004 as a monotherapy for HIV that could serve as a basis for approval of AGS-004 without the combination of a latency reversing drug.

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

Our only product candidate, AGS-004, is still in clinical development and its risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, such effects or characteristics could cause an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates, require us to conduct additional clinical trials or other tests or studies, and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities.

Our Arcelis-based product candidates are immunotherapies that are based on a novel technology utilizing a patient’s own tissue. This may raise development issues that we may not have anticipated or be able to resolve, regulatory issues that could delay or prevent approval or personnel issues that may prevent us from further developing and commercializing our product candidates.

Rocapuldencel-T and AGS-004 are based on our novel Arcelis precision immunotherapy technology platform. In the course of developing this platform and these product candidates, we have encountered difficulties in the development process. For example, we terminated the development of MB-002, the predecessor to rocapuldencel-T, when the results from the initial clinical trial of MB-002 indicated that the product candidate only corrected defects in the production of one of two critical cytokines required for effective immune response. In addition, based upon review of interim data, in April 2018, we determined that we were unlikely to achieve the endpoints of the ADAPT clinical trial and terminated the development of rocapuldencel-T. There can be no assurance that additional development problems will not arise in the future which we may not have anticipated or be able to resolve or which may cause significant delays in development.

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

Since inception, we have incurred significant operating losses. Our net loss was $53.0 million for the year ended December 31, 2016, $40.6 million for the year ended December 31, 2017 and $2.1 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $374.7 million. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through public offerings of common stock, private placements of common stock, preferred stock and warrants, convertible debt financings, debt from financial institutions, government contracts, government and other third party grants and license and collaboration agreements. We have devoted substantially all of our efforts to research and development, including clinical trials. Specifically, we have devoted a significant portion of our financial resources to the development of rocapuldencel-T. We have not completed development of any product candidates, and do not expect to resume clinical development of rocapuldencel-T.

As we proceed with the development of our product candidates, provided we are able to raise the capital necessary to fund such development, we anticipate that our expenses will increase substantially if and as we:

•	continue to support the ongoing investigator-initiated clinical trial of AGS-004 and initiate and support or conduct any additional trials of AGS-004 for the treatment of HIV;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a facility for the commercial manufacture of products based on our Arcelis precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned commercialization efforts.

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

We have recently terminated the rocapuldencel-T clinical program and are evaluating potential strategic alternatives that could significantly impact our future operations and financial position.

Based on a review of the status of our internal programs, resources and capabilities, we plan to explore a wide range of strategic alternatives that may include a potential merger or sale of the Company, among other potential alternatives that could maximize both near and long-term value for our shareholders. We have retained Stifel, Nicolaus & Company, Incorporated to serve as our financial advisor in the process. We do not have a defined timeline for the exploration of strategic alternatives and are not confirming that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, including establishing a commercial manufacturing facility or our commercialization efforts and to take other actions to reduce our operating expenses.

We have no external sources of funds other than our contract with the NIH and NIAID for the development of AGS-004, and we expect our expenses may increase in connection with our ongoing activities, particularly if we continue the clinical development of AGS-004 or if we undertake development of the group of PD1 monoclonal antibodies which we secured an exclusive option to in-license, if we decide to exercise that option; seek regulatory approval for our product candidates; and establish a commercial manufacturing facility or otherwise arrange for commercial manufacturing. In addition, if we obtain regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding if we wish to continue our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, terminate or eliminate our product development programs or our commercialization efforts and to take other actions to reduce our operating expenses.

We have outstanding debt payable to Pharmstandard International S.A., or Pharmstandard, a collaborator and our largest stockholder, in the aggregate principal plus accrued interest amount of $6.4 million; Invetech Pty Ltd, or Invetech, in the aggregate principal plus accrued interest amount of $5.0 million; Saint-Gobain Performance Plastics Corporation, or Saint-Gobain, in the aggregate principal plus accrued interest amount of $1.9 million; and Medinet Co. Ltd., or Medinet, in the aggregate principal plus accrued interest amount of $5.0 million.

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

On April 23, 2018, we received a notification from The Nasdaq Stock Market LLC indicating that, because we had indicated that we would be unable to meet the stockholders’ equity requirement for continued listing as of the April 24, 2018 deadline that had been set by the Nasdaq Hearing Panel, the Nasdaq Hearing Panel determined to delist our common stock from The Nasdaq Capital Market and to suspend trading in our common stock effective at the open of business on April 25, 2018. Following such delisting, we transferred our common stock to the OTCQB® Venture Market, operated by OTC Markets Group Inc. Because our common stock is not listed for trading on a national securities exchange, our ability to raise capital to continue to fund our operations by selling shares and our ability to acquire other companies or technologies by using our shares as consideration has been impaired.

Our future capital requirements will depend on many factors, including:

•	our ability to enter into a strategic transaction and the timing and the terms of such transaction;

•	the progress and results of the ongoing investigator-initiated clinical trial of AGS-004 in combination with vorinostat for HIV eradication, the planned investigator-initiated clinical trial of AGS-004 that we may support, any additional clinical trial of AGS-004 that we initiate and support, and our ability to obtain additional funding under our NIH and NIAID contract for our AGS-004 program;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates or for the PD1 monoclonal antibodies which we have an option to in-license, should we decide to exercise our option;

•	the costs and timing of establishing a commercial manufacturing facility or of alternative arrangements for commercial manufacturing and any costs and liabilities associated with financing arrangements entered into to fund the costs of these activities;

•	the costs, timing and outcome of regulatory submissions and review of our product candidates;

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval;

•	the potential need to repay the $4.0 million in principal currently remaining outstanding under the loan under our license agreement with Medinet Co. Ltd. and its wholly-owned subsidiary, MEDcell Co., LTD, which we refer to together as Medinet;

•	payments due under our agreement with Medpace for the close-out of the ADAPT clinical trial;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates be approved by the FDA or a similar regulatory authority outside the United States;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or invest in other businesses, products and technologies;

•	our ability to obtain government or other third party funding for the development of our product candidates; and

•	our ability to establish collaborations on favorable terms, if at all, particularly arrangements to develop, market and distribute any product candidates that we may develop, including AGS-004.

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

Risks Related to the Commercialization of our Product Candidates

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

Even if AGS-004 or any future product candidate receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

We have never commercialized a product candidate. Even if AGS-004 or any future product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. Gaining market acceptance for our Arcelis-based products may be particularly difficult as, to date, the FDA has only approved a few individualized immunotherapies and our Arcelis-based products are based on a novel technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate, and will face competition with respect to any products that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Many marketed therapies for the indication that we are currently pursuing, or indications that we may in the future seek to address using our Arcelis precision immunotherapy technology platform, are widely accepted by physicians, patients and payors, which may make it difficult for us to replace them with any products that we successfully develop and are permitted to market.

There are numerous FDA-approved treatments for HIV, primarily antiretroviral therapies marketed by large pharmaceutical companies. Generic competition has developed in this market as patent exclusivity periods for older drugs have expired, with more than 15 generic drugs currently on the market. The presence of these generic drugs is resulting in price pressure in the HIV therapeutics market and could affect the pricing of AGS-004. Currently, there are no approved therapies for the eradication of HIV. We expect that major pharmaceutical companies that currently market antiretroviral therapy products or other companies that are developing HIV product candidates may seek to develop products for the eradication of HIV.

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

Our current development of AGS-004 for HIV is primarily funded by the NIH. This funding is currently expected to expire in July 2018. We will be dependent upon additional government funding for continued development of AGS-004. However, increased pressure on governmental budgets may reduce the availability of government funding for programs such as AGS-004. In addition, contracts and grants from the U.S. government and its agencies include provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

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

We have entered into an exclusive license agreement with Pharmstandard for the development and commercialization of rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States and an exclusive license agreement with Green Cross Corp., or Green Cross, for the development and commercialization of rocapuldencel-T for the treatment of mRCC in South Korea and an exclusive license agreement with Lummy (Hong Kong) Co. Ltd., or Lummy HK, for the development, manufacture and commercialization of rocapuldencel-T in China, Hong Kong, Taiwan and Macau. We have also entered into a license agreement with Medinet under which we granted Medinet an exclusive license to manufacture in Japan rocapuldencel-T for the purpose of development and commercialization for the treatment of mRCC. As a result, we are dependent on our third party collaborators for any further development of rocapuldencel-T. However, we do not expect that any of our collaborators will continue the development of rocapuldencel-T.

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

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or, require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may have the right to conduct clinical trials of our product candidates without our consent and could conduct trials with flawed designs that result in data that adversely affect our clinical trials, our ability to obtain marketing approval for our product candidates or market acceptance of our product candidates;

•	collaborators may hold rights that could preclude us from commercializing our products in certain territories;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in 2009, our collaboration with Kyowa Hakko Kirin Co., Ltd. with respect to rocapuldencel-T and AGS-004 was terminated by our collaborator.

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

Our drug development programs and any potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may collaborate with pharmaceutical and biotechnology companies for the development and commercialization of those product candidates. For example, we have entered into license agreements with third parties to develop, manufacture and/or commercialize rocapuldencel-T in Russia and the other states comprising the Commonwealth of Independent States, South Korea, Japan, China, Hong Kong, Taiwan and Macau. In light of our decision to terminate the ADAPT trial, we do not expect that any of these collaborators will continue the development of rocapuldencel-T. We also intend to collaborate with third parties to develop and commercialize AGS-004.

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

We currently have manufacturing suites in our Technology Drive and Patriot Center leased facilities in Durham, North Carolina. We manufacture Arcelis-based product candidates for research and development purposes and for clinical trials at these facilities.

We believe these facilities are sufficient for the manufacture of AGS-004 to support our ongoing clinical trial and any likely near-term clinical trials that we may initiate.

We expect that we would establish both manual and automated manufacturing processes in any commercial manufacturing facility if we determine to establish such facility. Prior to implementing commercial manufacturing of any Arcelis-based product, we would be required to demonstrate that our commercial manufacturing facility is constructed and operated in accordance with current good manufacturing practice. We would also be required to show the comparability between any Arcelis-based product that we produce using the manual processes in our current facility and the same product produced using the manual process in the commercial manufacturing facility.

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

In order to meet our business plan, which contemplated manufacturing our product first using manual processes and later using automated processes for the commercial requirements of any Arcelis-based product candidates that might be approved, we planned to build out and equip a leased commercial manufacturing facility and add manufacturing personnel in advance of any regulatory submission for approval. If we determine to continue our plan to establish a commercial manufacturing facility, we will require substantial capital expenditures and additional regulatory approvals. In addition, it will be costly and time consuming to recruit necessary additional personnel.

If we are unable to successfully build out and equip a commercial manufacturing facility in compliance with regulatory requirements or hire and train additional necessary manufacturing personnel appropriately, our filing for regulatory approval of our product candidates may be delayed or denied.

We plan to delay the implementation of our automated manufacturing process until we complete the clinical development of an Arcelis-based product and secure additional funding. Thus, if we are able to successfully complete the clinical development of an Arcelis-based product and obtain marketing approval, we plan to initially commercially supply such product using manual manufacturing processes. Prior to implementing commercial manufacturing of an Arcelis-based product, we will be required to demonstrate that the commercial manufacturing facility is constructed and operated in accordance with current Good Manufacturing Practice, or cGMP. If we continue the development of any Arcelis-based product, we will also be required to show the comparability between such product that we produce using the manual processes in our current facility and that product produced using the manual process in the new facility.

Our implementation of automated processes could take longer, particularly if we are unable to achieve any of the required tasks on a timely basis, or at all. Work under our collaboration with Invetech and Saint-Gobain to develop the equipment and disposables necessary to implement the automated manufacturing processes for Arcelis-based products is not expected to resume until we are able to successfully complete the clinical development of an Arcelis-based product and obtain marketing approval. If Invetech or Saint-Gobain are delayed in resumption of the projects or do not perform as expected under the agreements or the projects with Invetech or Saint-Gobain are unsuccessful for any other reason, our timelines for the implementation of our automated manufacturing processes could be further delayed and our business could be adversely affected.

Prior to implementing the automated manufacturing processes for Arcelis-based products, we will be required to:

•	demonstrate that the disposable components and sterilization and packaging methods used in the manufacturing process are suitable for use in manufacturing in accordance with current good manufacturing practice, or cGMP, and current Good Tissue Practices, or cGTP;

•	build and validate processing equipment that complies with cGMP and cGTP;

•	equip a commercial manufacturing facility to accommodate the automated manufacturing process;

•	perform process testing with final equipment, disposable components and reagents to demonstrate that the methods are suitable for use in cGMP and cGTP manufacturing;

•	demonstrate consistency and repeatability of the automated manufacturing processes in the production of any Arcelis-based product in our new facility to fully validate the manufacturing and control process using the actual automated cGMP processing equipment; and

•	demonstrate comparability between any Arcelis-based product that we produce using our manual processes and such product produced using the automated processes.

We will need regulatory approval to use the automated manufacturing processes for commercial purposes. If the FDA requires us to conduct a bridging study to demonstrate comparability between an Arcelis-based product that we produce manually and such product produced using the automated processes, the implementation of the automated manufacturing processes and the filing for such approval will likely be delayed.

If we are unable to successfully implement the automated processes required and demonstrate comparability between the Arcelis-based product that we produce manually and such product produced using the automated processes, our filing for regulatory approval of the commercial use of our automated manufacturing processes may be delayed or denied and we may not be able to initiate commercial manufacturing using our automated manufacturing processes. In such event, our commercial manufacturing costs will be higher than anticipated and we may not be able to manufacture sufficient product to meet our expected commercial requirements.

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

We currently lease two manufacturing facilities. If we establish a commercial manufacturing facility, it will be our only commercial manufacturing facility in North America. If our existing manufacturing facilities or a commercial manufacturing facility that we decide to build out and equip, or the equipment in either of these facilities, is damaged or destroyed, we likely would not be able to quickly or inexpensively replace our manufacturing capacity and possibly would not be able to replace it at all. Any new facility needed to replace either of our existing manufacturing facilities or a new commercial manufacturing facility would need to comply with the necessary regulatory requirements, need to be tailored to our specialized automated manufacturing requirements and require specialized equipment. We would need FDA approval before selling any products manufactured at a new facility. Such an event could delay our clinical trials or, if any of our product candidates are approved by the FDA, reduce or eliminate our product sales.

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

Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, our decision to terminate development of rocapuldencel-T, the workforce reduction plans that we have conducted, the delisting of our common stock by the Nasdaq Capital Market and our limited cash resources. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Risks Related to Our Common Stock

Our executive officers, directors, affiliates of all officers and directors and other of our affiliates who own our outstanding common stock have the ability to significantly influence matters submitted to stockholders for approval.

Our executive officers, directors, affiliates of our executive officers and directors and other of our affiliates beneficially own, in the aggregate, shares representing approximately 20.03% of our outstanding common stock as of May 8, 2018. As a result, if these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Our largest stockholder, Pharmstandard, could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, Pharmstandard, beneficially owns, in the aggregate, shares representing approximately 14.23% of our outstanding common stock as of May 8, 2018. Pharmstandard is also the holder of the $6.0 million principal amount of a secured convertible note that we issued in June 2017, although the ability of Pharmstandard to exercise its conversion option is limited to the extent such exercise would cause Pharmstandard’s ownership in our Company to exceed 39.9%. In addition, two members of our board of directors are closely associated with Pharmstandard. As a result, we expect that Pharmstandard will be able to exert significant influence over our business. Pharmstandard may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the price they paid. In addition, our common stock has been delisted from The Nasdaq Capital Market and now trades on the OTCQB® Venture Market, which could decrease the liquidity of our common stock and our ability to raise additional capital.

On April 23, 2018, we received a notification from The Nasdaq Stock Market LLC indicating that, because we indicated that we would be unable to meet the stockholders’ equity requirement for continued listing as of the April 24, 2018 deadline that had been set by the Nasdaq Hearing Panel, the Nasdaq Hearing Panel had determined to delist our common stock from The Nasdaq Capital Market and to suspend trading in our common stock effective at the open of business on April 25, 2018. Following such delisting, we transferred our common stock to the OTCQB® Venture Market (the “OTC Market”). Trading on the OTC Market is likely to make it more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, the common stock and could result in a decrease in the trading price of our common stock. We may also face other material adverse consequences as a result of our common stock being listed on the OTC Market, such as negative publicity, a decreased ability to obtain additional financing, delays in the timing of transactions, reduction in security analysts' and the new media's coverage of us, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price. In addition, there can be no assurance that our common stock will remain eligible for trading on the OTC Market.

If our stock price continues to be volatile, purchasers of our common stock could incur substantial losses.

Our stock price has been volatile. For example, our stock has traded in a range from a low price per share of $0.17 and a high price per share of $113.66 during the period of from January 1, 2017 through May 8, 2018 on a post-split adjusted basis. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, the market prices for securities listed on the OTC Market have been volatile and such securities have experienced sharp share price and trading volume changes. The market price for our common stock may be influenced by many factors, including:

•	our cash resources;

•	results of clinical trials of AGS-004 or any product candidate we may develop, or those of our competitors;

•	the success of competitive products or technologies;

•	potential approvals of any product candidate we may develop for marketing by the FDA or equivalent foreign regulatory authorities or our failure to obtain such approvals;

•	regulatory or legal developments in the United States and other countries;

•	the results of our efforts to commercialize any product candidate we may develop;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering in February 2014. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In our Annual Report on Form 10-K for the year ended December 31, 2017, we did not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us, particularly given that our common stock is listed in the OTC Market. Even if we obtain coverage, there can be no assurance the coverage will be favorable. If one or more analysts downgrade our stock or change their opinion of our stock to be less favorable, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K on April 2, 2018 and incorporated herein by reference)

10.1	Amended and Restated Sales Agreement, dated February 2, 2018, by and between the Registrant and Cowen and Company, LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on February 5, 2018 and incorporated herein by reference)

10.2+	Evaluation and Option Agreement for a Patent License, dated February 1, 2018, by and between the Registrant, Pharmstandard International S.A. and Actigen Limited (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K on April 2, 2018 and incorporated herein by reference)

10.3+	Third Amendment to License Agreement, dated March 23, 2018, between the Registrant and Lummy (Hong Kong) Co., Ltd. (filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K on April 2, 2018 and incorporated herein by reference)

10.4*	Letter from the Registrant to Medinet Co., Ltd., dated February 14, 2018, regarding revocation of certain rights under the novated, amended and restated license agreement

21.1*	Subsidiaries of the Registrant

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

+	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGOS THERAPEUTICS, INC.

By:	/s/ Jeffrey D. Abbey
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: May 15, 2018