Form 10-Q
period 2018-06-30
ARGOS THERAPEUTICS INC
filed 2018-08-20
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 17, 2018, there were 10,586,661 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2017	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$15,188,838	$12,125,661
Assets held for sale	600,000	—
Prepaid expenses	1,252,134	1,960,954
Other receivables	143,449	79,341
Total current assets	17,184,421	14,165,956
Property and equipment, net	3,582,323	2,611,148
Other assets	11,020	11,020
Total assets	$20,777,764	$16,788,124
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$970,650	$113,622
Accrued expenses	1,263,867	2,569,000
Notes payable	4,972,649	4,979,885
Current portion of other convertible notes	2,350,000	1,835,000
Total current liabilities	9,557,166	9,497,507
Convertible note payable to related party	6,302,959	6,587,098
Long-term portion of other convertible notes	5,830,583	5,540,585
Deferred liabilities	8,153,500	3,298,500
Warrants	167,636	—
Commitments	—	—
Stockholders’ deficit
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2017 and June 30, 2018; 0 shares issued and outstanding as of December 31, 2017 and June 30, 2018	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2017 and June 30, 2018; 5,906,620 and 10,586,661 shares issued and outstanding as of December 31, 2017 and June 30, 2018	5,907	10,587
Accumulated other comprehensive loss	(125,864)	(131,390)
Additional paid-in capital	363,450,204	373,139,547
Accumulated deficit	(372,564,327)	(381,154,310)
Total stockholders’ deficit	(9,234,080)	(8,135,566)
Total liabilities and stockholders’ deficit	$20,777,764	$16,788,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018

Revenue	$69,693	$54,247	$174,952	$5,987,180

Operating expenses
Research and development	5,120,952	3,924,380	13,034,781	9,469,445
General and administrative	2,679,867	2,495,646	6,642,758	4,994,648
Impairment of property and equipment	—	—	27,204,349	—
Restructuring costs	344,474	—	5,352,766	—

Total operating expenses	8,145,293	6,420,026	52,234,654	14,464,093

Operating loss	(8,075,600)	(6,365,779)	(52,059,702)	(8,476,913)
Other income (expense)
Interest income	8,881	19,925	39,458	37,970
Interest expense	(294,329)	(151,978)	(1,022,760)	(300,915)
Gain on early extinguishment of debt	—	—	249,458	—
Change in fair value of warrant liability	(177,563)	18,534	20,179,761	167,636
Other expense, net	—	583	(4,905)	(17,762)

Other income (expense), net	(463,011)	(112,936)	19,441,012	(113,071)

Net loss	$(8,538,611)	$(6,478,715)	$(32,618,690)	$(8,589,984)

Net loss per share, basic and diluted	$(4.13)	$(0.61)	$(15.78)	$(0.94)

Weighted average common shares outstanding, basic and diluted	2,068,743	10,584,644	2,067,218	9,109,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net loss	$(8,538,611)	$(6,478,715)	$(32,618,690)	$(8,589,984)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	2,628	(2,564)	3,953	(5,526)

Total comprehensive loss	$(8,535,983)	$(6,481,279)	$(32,614,737)	$(8,595,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2018
Cash flows from operating activities
Net loss	$(32,618,690)	$(8,589,984)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	490,701	943,444
Compensation expense related to stock options	5,065,654	1,409,490
Issuance of common shares for research and development license agreement	—	360,000
Gain on early extinguishment of debt	(249,458)	—
Impairment loss on property and equipment	27,204,349	—
Decrease in fair value of warrant liability	(20,179,761)	(167,636)
Loss on disposal of equipment	13,347	17,762
Interest accrued on long-term debt	453,045	300,497
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(471,760)	(644,712)
Accounts payable	(2,417,702)	(857,027)
Accrued expenses	(1,854,106)	1,305,132
Current portion of restructuring obligation	292,951	—
Deferred liabilities	(55,000)	(4,855,000)
Manufacturing research and development obligation	181,684	—

Net cash used in operating activities	(24,144,746)	(10,778,034)

Cash flows from investing activities
Purchase of property and equipment	(3,599,040)	—
Proceeds from sale of property and equipment	1,460,615	609,884

Net cash (used in) provided by investing activities	(2,138,425)	609,884

Cash flows from financing activities
Net proceeds from sale of common stock	316,152	7,924,533
Proceeds from issuance of convertible note payable	6,000,000	—
Payments on notes payable	(23,643,786)	(814,121)
Payments on capital lease obligations	(37,756)	—
Proceeds from exercise of employee stock purchase plan shares	8,369	—
Net cash (used in) provided by financing activities	(17,357,021)	7,110,412
Effect of exchange rate changes on cash	3,900	(5,439)
Net decrease in cash and cash equivalents	(43,636,292)	(3,063,177)
Cash, cash equivalents and restricted cash
Beginning of period	52,973,376	15,188,838
End of period	$9,337,084	$12,125,661

Supplemental disclosure of cash flow information
Cash paid for interest	$568,240	$481
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants in exchange for early extinguishment of debt	87,100	—
Purchase of property and equipment included in accounts payable and accrued expenses	$2,441,585	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARGOS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Argos Therapeutics, Inc. (the “Company”), was incorporated in the State of Delaware on May 8, 1997. The Company is an immuno-oncology company that has been focused on the development and commercialization of individualized immunotherapies for the treatment of cancer and infectious diseases based on its proprietary precision immunotherapy technology platform called Arcelis.

In the three month period ended June 30, 2018, the Company recorded expense of $0.4 million for an out of period adjustment to research and development expenses, to correct a prior period error related to an unrecorded obligation incurred during the three months ended March 31, 2018. The Company has concluded that this adjustment was not material to previously reported financial statements nor to current or estimated full year fiscal 2018 results.

In April 2018 the Company terminated its development program for rocapuldencel-T, its lead product candidate, which the Company had been developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. Additionally, in August 2018, the Company ceased its support for the development of its other clinical product candidate, AGS-004, which it was developing for the eradication of HIV. The Company has ceased its research and development activities, reduced its workforce and expects to reduce its workforce further. Based on a review of the status of its internal programs, resources and capabilities, the Company is exploring a wide range of strategic alternatives that may include a potential merger or sale of the Company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some or all of the Company’s assets or proprietary technologies, among other potential alternatives. There can be no assurance that the Company will be able to enter into a strategic transaction or transactions on a timely basis, on terms that are favorable to the Company, or at all. If the Company is unable to successfully conclude a strategic transaction in the near future, the Company expects that it will seek protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of the Company. If the Company decides to seek protection under the bankruptcy laws, and if the Company decides to wind down under the bankruptcy laws or otherwise, it is unclear to what extent the Company will be able to pay its obligations to creditors, and, whether and to what extent any resources will be available for distributions to the Company’s stockholders. However, based on the Company’s current resources, the Company believes that it is unlikely that any resources will be available for distributions to its stockholders and that a likely outcome of the Company’s wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the Company without any payment or other distribution on account of those shares.

Prior to April 2018, the Company had been conducting a pivotal Phase 3 clinical trial of rocapuldencel-T in combination with sunitinib / standard of care for the treatment of newly diagnosed mRCC (“the ADAPT trial”). In February 2017, the independent data monitoring committee (“IDMC”), for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm, utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the original primary endpoint of the study. Notwithstanding the IDMC’s recommendation, the Company determined to continue to conduct the trial while it analyzed interim data from the trial. Following a meeting with the U.S. Food and Drug Administration (the “FDA”), the Company determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurred, and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. In April 2018, the Company submitted a protocol amendment to the FDA that included an amended primary endpoint analysis with four co-primary endpoints. Subsequently in April 2018, the Company conducted another interim analysis of the data from the ADAPT trial, at which time 51 new events (deaths) had occurred subsequent to the February 2017 interim analysis. Based upon review of the interim data from this analysis, the Company determined that it was unlikely to achieve the endpoints if the trial were to be continued and decided to discontinue the ADAPT clinical trial.

The Company had also been developing AGS-004, also an Arcelis-based product candidate, for the treatment of HIV. The Company has completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”). More recently, the Company was supporting an investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication. In connection with the cessation of its research and development activities, the Company recently ceased its support for the trial, and enrollment was suspended.

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company has incurred losses in each year since inception and as of June 30, 2018, had an accumulated deficit of $381.2 million. Also, as of June 30, 2018, the Company’s current assets totaled $14.2 million compared with current liabilities of $9.5 million, and the Company had cash and cash equivalents of $12.1 million. Based upon its current and projected cash flow, the Company concluded there is substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The financial statements for the three and six months ended June 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In August 2017, the Company entered into an agreement with Medpace, Inc. (“Medpace”), regarding $1.5 million in deferred fees that the Company owed Medpace for contract research and development services. Under the agreement, the Company paid $0.85 million of the amount during the third of quarter 2017 and paid the balance in April 2018.

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

From June 2017 through December 31, 2017, the Company raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under its sales agreement with Cowen & Company, LLC (“Cowen”). From December 31, 2017 through June 30, 2018, an additional $7.5 million of proceeds was raised. However, upon the delisting of its common stock from The Nasdaq Capital Market in April 2018, the Company ceased to sell any additional shares under the sales agreement.

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

As of June 30, 2018, the Company had cash and cash equivalents of $12.1 million. The Company does not currently have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond the end of 2018. As a result, in order to continue to operate its business beyond that time, the Company will need to raise additional funds. However, there can be no assurance that the Company will be able to generate funds on terms acceptable to the Company, on a timely basis, or at all.

In light of the termination of the development of rocapuldencel-T, cessation of the Company’s research and development activities and the Company’s cash resources, and based on a review of the status of its internal programs, resources and capabilities, the Company is exploring a wide range of strategic alternatives that may include a potential merger or sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some or all of the Company’s assets or proprietary technologies, among other potential alternatives. There can be no assurance that the Company will be able to enter into a strategic transaction or transactions on a timely basis, on terms that are favorable to the Company, or at all. If the Company is unable to successfully conclude a strategic transaction in the near future, the Company expects that it will seek protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of the Company. If the Company decides to seek protection under the bankruptcy laws, and if the Company decides to wind down under the bankruptcy laws or otherwise, it is unclear to what extent the Company will be able to pay its obligations to creditors, and, whether and to what extent any resources will be available for distributions to the Company’s stockholders. However, based on the Company’s current resources, the Company believes that it is unlikely that any resources will be available for distributions to its stockholders and that a likely outcome of the Company’s wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the Company without any payment or other distribution on account of those shares.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and six months ended June 30, 2018, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below under Revenue Recognition and Recently Adopted Accounting Standards.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2017 and June 30, 2018, $14.7 million and $11.9 million, respectively, in cash and cash equivalents was uninsured.

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

Effective January 1, 2018, the Company adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. The Company applied the modified retrospective transition method to contracts that were not completed as of January 1, 2018, the effective date of adoption for ASC 606. The contracts to which the Company is a party that were not completed as of January 1, 2018 are the multi-year research contract with the NIH and NIAID (see Note 10) and the collaboration agreements included in Note 11. The Company assessed the potential effects to the consolidated financial statements and retained earnings of adoption of the modified retrospective transition method and has concluded that, upon adoption of the new standard, there was no impact on the Company's consolidated financial statements and there was no difference in what would have been recognized under Topic 605 or Topic 606 for the three and six months ended June 30, 2018.

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

Summary. During the three and six months ended June 30, 2017, the Company recognized $78,000 and $120,000, respectively, of contract revenue under the Company’s contract with the NIH and NIAID and $27,500 and $55,000, respectively, of deferred revenue as revenue under the Company’s license agreement with Lummy (Hong Kong) Co. Ltd. (“Lummy HK”). During the three months ended June 30, 2018, the Company recognized $27,000 of contract revenue under the contract with the NIH and NIAID and $27,500 of deferred revenue as revenue and a $1.1 million milestone as deferred revenue under the Lummy license agreement. During the six months ended June 30, 2018, the Company recognized $5.8 million of deferred milestone revenue as revenue under the Company’s license agreement with Medinet Co., Ltd and its wholly-owned subsidiary, MEDcell Co., Ltd. (together "Medinet"), $57,000 of contract revenue under its contract with the NIH and NIAID, $55,000 of deferred revenue as revenue and $14,000 in reimbursement of costs under the Lummy license agreement and $11,000 of grant revenue.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018, and the standard has been retrospectively applied to all periods presented. The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows as of June 30, 2017:

Cash and cash equivalents	$9,337,084
Restricted cash included in current assets	740,000
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$10,077,084

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

There was no restricted cash as of December 31, 2017 and June 30, 2018.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2017 and June 30, 2018.

As of December 31, 2017 and June 30, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents. Additionally, as of December 31, 2017 and June 30, 2018, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 9). Due to the market value of the Company’s common stock and the $110.00 exercise price of its warrants, the Company determined that its outstanding warrants had no value as of June 30, 2018.

During the six months ended June 30, 2018 and 2017, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2017 and June 30, 2018, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets
Money-market funds	$4,098,037	$—	$—	$4,098,037
Total assets at fair value	$4,098,037	$—	$—	$4,098,037
Liabilities
Warrants	$—	$—	$167,636	$167,636
Total liabilities at fair value	$—	$—	$167,636	$167,636

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2018
Assets
Money-market funds	$4,126,424	$—	$—	$4,126,424
Total assets at fair value	$4,126,424	$—	$—	$4,126,424
Liabilities
Warrants	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Changes in the fair value of the Company’s Level 3 liability for warrants during the six months ended June 30, 2018 were as follows:

Balance as of December 31, 2017	$167,636
Change in fair value during the period	(167,636)
Balance as of June 30, 2018	$—

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents as of December 31, 2017 and June 30, 2018 were as follows:

	As of December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,098,037	$—	$—	$4,098,037
	$4,098,037	$—	$—	$4,098,037

	As of June 30, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,126,424	$—	$—	$4,126,424
	$4,126,424	$—	$—	$4,126,424

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2017 was approximately $19.1 million compared with its carrying value of $19.5 million (see Note 6). The fair value of the Company’s debt as of June 30, 2018 was approximately $18.6 million compared with its carrying value of $18.9 million (see Note 6).

3. Restructuring Activities and Related Impairments of Property and Equipment and Leases

During the six months ended June 30, 2017, the Company had restructuring activities and impairments of property and equipment and leases. These activities were completed during the year ended December 31, 2017 and there were no such activities during the six months ended June 30, 2018. Following is a discussion of these activities during the six months ended June 30, 2017.

As discussed in Note 1, the Company’s most advanced product candidate was rocapuldencel-T, which the Company was developing for the treatment of mRCC and other cancers. The Company was conducting a pivotal Phase 3 clinical trial of rocapuldencel-T in combination with sunitinib / standard of care for the treatment of newly diagnosed mRCC. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This development triggered a restructuring of the Company’s operations and impairments of property and equipment and leases during the three months ended March 31, 2017. As set forth below, the Company recognized restructuring costs of $5.4 million and an impairment loss of property and equipment of $27.2 million during the six months ended June 30, 2017 and restructuring costs of $0.3 million during the three months ended June 30, 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 58 employees (or 48%) during the six months ended June 30, 2017. The Company recognized $1.1 million in severance costs and $2.6 million in stock-based compensation costs from the acceleration of vesting of stock options held by the terminated employees during the six months ended June 30, 2017.

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

In March 2017 the landlord of the CTI facility notified the Company that it was terminating the lease due to nonpayment of invoices for up-fit costs, effective immediately. On March 31, 2017, the Company entered into a termination agreement with the landlord terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the termination agreement, the Company had no further obligations under the lease. During the six months ended June 30, 2017, the Company recorded a lease termination fee of $1.6 million which is included in Restructuring costs on the statement of operations. The Company also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the six months ended June 30, 2017.

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

4. Property and Equipment and Assets Held for Sale

Property and equipment consist of the following:

	December 31, 2017	June 30, 2018

Office furniture and equipment	$639,603	$639,603
Computer equipment	989,137	905,323
Computer software	3,146,978	3,143,633
Laboratory equipment	6,050,640	5,914,448
Leasehold improvements	2,435,530	2,435,530

Total property and equipment, gross	13,261,888	13,038,537
Less: Accumulated depreciation and amortization	(9,679,565)	(10,427,389)

Property and equipment, net	$3,582,323	$2,611,148

The Company sold two isolators included in assets held for sale at December 31, 2018 during the three month period ended March 31, 2018 and received proceeds of $0.6 million. The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

5. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2018. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2018 and no provision for such taxes has been recorded as of June 30, 2018.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2017 and June 30, 2018, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). ASC 740 “Income Taxes” generally requires the effects of the tax law change under the Tax Act to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the tax impacts in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional interpretive regulatory guidance that may be issued. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. The Company is continuing to evaluate the impact of the recently enacted tax law on its business and consolidated financial statements. For the three and six months ended June 30, 2018, the Company has not made any measurement-period adjustments related to the provisional amounts recorded as of December 31, 2017.

6. Notes Payable and Gain on Early Extinguishment of Debt

Notes payable consist of the following as of December 31, 2017 and June 30, 2018:

	December 31, 2017	June 30, 2018
Convertible note payable to Pharmstandard, including accrued interest	$6,302,959	$6,587,098
Convertible note payable to Invetech, including accrued interest	5,845,655	5,495,657
Convertible note payable to Saint-Gobain, including accrued interest	2,334,929	1,879,928
Note payable to Medinet, including accrued interest	4,958,824	4,975,181
Other notes payable	13,825	4,704
Total notes payable	19,456,192	18,942,568
Less current portion of convertible note payable to Invetech, including accrued interest	(1,300,000)	(1,050,000)
Less current portion of convertible note payable to Saint-Gobain, including accrued interest	(1,050,000)	(785,000)
Less current portion of note payable to Medinet, including accrued interest	(4,958,824)	(4,975,181)
Less current portion of other notes payable	(13,825)	(4,704)
Long-term portion of notes payable and convertible notes payable	$12,133,543	$12,127,683

Convertible Note Payable to Invetech. On September 22, 2017, the Company entered into the Satisfaction and Release Agreement with Invetech. Under the Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Invetech (i) a cash payment of $0.5 million, (ii) 57,142 shares of the Company’s common stock with a fair value of $0.2 million on the date of issuance and (iii) an unsecured convertible promissory note in the original principal amount of $5.2 million on account of and in full satisfaction and release of all of the Company’s payment obligations to Invetech arising under the Invetech Development Agreement prior to the date of the Satisfaction and Release Agreement, including the Company’s obligation to pay Invetech up to a total of $8.3 million in deferred fees, bonus payments and accrued interest. As a result, the Company recognized a gain on the early extinguishment of debt of $1.5 million in the Company’s statement of operations during the year ended December 31, 2017. Following is a summary of the terms of the convertible note payable to Invetech (the “Invetech Note”).

The original principal amount of the Invetech Note is $5.2 million. The maturity date for the payment of principal and interest under the Invetech Note is September 30, 2020. The Invetech Note bears interest at a rate of 6.0% per annum, which interest will compound annually. The Invetech Note is not secured by any assets of the Company.

The Company was required to make quarterly installment payments under the Invetech Note for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $0.4 million, consisting of (i) cash in the amount of $0.2 million and (ii) if certain specified conditions are met as of the corresponding payment date, up to $0.2 million of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 through March 31, 2019, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments, each in an amount of $150,000, payable in cash. The Company made an installment payment of $0.2 million in cash to Invetech in each of the year ended December 31, 2017 and the three months ended March 31, 2018 and made an installment payment of $150,000 in the three months ended June 30, 2018. The payments in common stock were not made in each of the year ended December 31, 2017, the three months ended March 31, 2018 and the three months ended June 30, 2018 because the specified conditions were not met.

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

Convertible Note Payable to Saint-Gobain. On November 22, 2017, the Company entered into the Saint-Gobain Satisfaction and Release Agreement with Saint-Gobain. Under the Saint Gobain Satisfaction and Release Agreement, the Company agreed to make, issue and deliver to Saint-Gobain (i) a cash payment of $0.5 million, (ii) 34,499 shares of common stock, (iii) an unsecured convertible promissory note in the original principal amount of $2.4 million, and (iv) certain specified equipment originally provided to the Company by Saint-Gobain under the Saint-Gobain Development Agreement, on account of and in full satisfaction and release of all of the Company’s payment obligations to Saint-Gobain arising under the Saint-Gobain Development Agreement, prior to the date of the Saint-Gobain Satisfaction and Release Agreement, including the development fees and charges. In connection with entering into the Saint-Gobain Satisfaction and Release Agreement, the Company and Saint-Gobain entered into an amendment to the Saint-Gobain Development Agreement to extend the term to December 31, 2019. Following is a summary of the terms of the convertible note payable to Saint-Gobain (the “Saint-Gobain Note”).

The original principal amount of the Saint-Gobain Note is $2.4 million. The maturity date for the payment of principal and interest under the Note is September 30, 2020. The Note bears interest at a rate of 6.0% per annum, which interest will compound quarterly. The Note is not secured by any assets of the Company.

The Company was required to make quarterly installment payments for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $340,000, consisting of (i) cash in the amount of $200,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $140,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 and September 30, 2018, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $245,000, consisting of (i) cash in the amount of $125,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarters ending December 31, 2018 and March 31, 2019, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarter ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the price of the common stock at the time is less than $4.06 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then the Company will be required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments, each in an amount of $100,000, payable in cash. The Company made an installment payment of $0.3 million in cash to Saint-Gobain in each of the year ended December 31, 2017 and the three months ended March 31, 2018 and made an installment payment of $0.2 million in the three months ended June 30, 2018. The payments in common stock were not made in each of the year ended December 31, 2017, the three months ended March 31, 2018 and the three months ended June 30, 2018 because the specified conditions were not met.

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

Pharmstandard is the Company’s largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 14.49% of the Company’s outstanding common stock as of August 17, 2018. In addition, two members of the Company’s board of directors are closely associated with Pharmstandard.

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

As of December 31, 2017 and June 30, 2018, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest. As of December 31, 2017 and June 30, 2018, the total deferred liability associated with the Medinet note was $6.9 million and $1.1 million, respectively (see Note 11).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $13,825 and $4,704 in principal was outstanding as of December 31, 2017 and June 30, 2018, respectively. Borrowings are collateralized by substantially all of the computer equipment financed under the agreement, bear interest at a rate of 8.31% per annum and are to be repaid in 60 equal monthly installments commencing on the date of borrowing.

7. Stockholders’ Deficit

Issuance of Restricted Stock in Six Months Ended June 30, 2017

In lieu of paying certain annual cash bonuses for 2016, in January 2017 the Company granted restricted stock awards to certain of its executive officers and employees. The number of shares granted to each executive officer and employee was calculated by dividing 25% of the amount of the 2016 annual cash bonus that would otherwise have been paid by the closing price of the Company’s common stock on January 13, 2017. A total of 4,005 restricted shares of common stock with an aggregate value of $394,534 were issued. Each of the restricted stock awards is subject to a lapsing right of repurchase in the Company’s favor, which right lapsed with respect to 100% of the underlying shares of each award on April 17, 2017, for those executive officers and employees still providing services to the Company on such date. In April 2017 prior to vesting, 368 restricted shares of common stock were forfeited back to the Company. The Company granted an additional award of 2,333 restricted shares of common stock to an employee resulting in stock-based compensation expense of $20,999 included in General and administrative expenses.

Issuance of Common Stock in Six Months Ended June 30, 2017

At-the-market Offering

In May 2015, the Company entered into a sales agreement with Cowen pursuant to which the Company could issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. Sales of the Company’s common stock through Cowen could be made by any method permitted that was deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen was not required to sell any specific amount, but acted as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the sales agreement, the Company paid Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the sales agreement. During the six months ended June 30, 2017, the Company sold 41,454 shares of common stock pursuant to the sales agreement, resulting in proceeds of $0.3 million, net of commissions and issuance costs.

Issuance of Restricted Stock in Six Months Ended June 30, 2018

During March 2018, the Company issued 210,000 restricted shares of common stock to employees, including certain executives. In connection with the delisting of the Company’s common stock from The Nasdaq Capital Market, in April 2018 such restricted shares of common stock were forfeited back to the Company.

Issuance of Common Stock in Six Months Ended June 30, 2018

At-the-Market Offering

In February 2018, the Company amended and restated the sales agreement with Cowen to increase the maximum aggregate offering price from $30 million to up to $45 million. During the six months ended June 30, 2018, the Company sold 4,135,993 shares of common stock pursuant to the sales agreement, resulting in proceeds of $7.5 million, net of commissions and issuance costs. However, upon the delisting of the Company’s common stock from The Nasdaq Capital Market in April 2018, the Company ceased to sell any additional shares under the sales agreement.

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

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of June 30, 2018, there were 309,505 shares of common stock remaining available for future issuance under the 2014 Plan and 10,899 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Research and development	$437,598	$248,636	$925,505	$508,429
General and administrative	739,886	445,120	1,488,046	901,061
Restructuring costs	240,499	—	2,652,103	—

Total stock-based compensation expense	$1,417,983	$693,756	$5,065,654	$1,409,490

Allocations to research and development and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Stock-based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. As part of the restructuring costs discussed in Note 3, the Company recognized $2.7 million in stock-based compensation expense from the acceleration of stock option vesting for 58 employees who were terminated during the six months ended June 30, 2017.

No options were granted during the three months ended June 30, 2017 or June 30, 2018. During the six months ended June 30, 2017, the Company granted options to employees to purchase a total of 69,104 shares of the Company’s common stock at exercise prices ranging from $27.00 to $101.00 per share, which, in each instance was the closing price of the Company’s common stock on the grant date. No options were granted during the six months ended June 30, 2018.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2017	269,514	$111.91
Granted	—	$—
Exercised	—	$—
Cancelled	(72,165)	$116.49
Outstanding as of June 30, 2018	197,349	$118.05	6.72

Exercisable as of June 30, 2018	140,076	$119.16	6.16

Vested and expected to vest as of June 30, 2018	192,939	$118.11	6.96

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plan		Employee Stock Purchase Plan

	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Risk-free interest rate	2.27%	—	0.79%	—
Dividend yield	0%	—	0%	—
Expected option term (in years)	7	—	0.5	—
Volatility	86%	—	210%	—

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

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement in September 2014, the Company issued to the Lenders and their affiliates the Venture Loan Warrants. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. In addition, in March 2017, the Company issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the early pay-off of the indebtedness under the Loan Agreement. These warrants were recorded at a fair value of $87,100 and included in additional paid-in capital as of December 31, 2017 and June 30, 2018.

All outstanding warrants were issued with an original life of five years. As of December 31, 2017 and June 30, 2018, outstanding warrants to purchase a total of 689,661 shares of the Company’s common stock were as follows:

Type of Warrant and Classification	Date of Issuance	Number of Shares	Exercise Price	Expiration Date(s)
Common stock - Equity	9/29/14	4,139	$181.20	9/29/21
Common stock - Equity	3/4/16	134,163	$107.00	3/4/21
Common stock - Equity	6/29/16	205,450	$107.00	6/29/21
Common stock - Liability	8/2/16	340,909	$110.00	8/02/21
Common stock - Equity	3/6/17	5,000	$26.00	3/06/22

The following warrants were issued in August 2016 and remained outstanding as of December 31, 2017 and June 30, 2018, and include provisions that could require cash settlement. The August 2016 Warrants were therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s condensed consolidated statement of operations in each subsequent period:

August 2016 Warrants
Exercise price	$110.00
Expiration date	August 2, 2021
Total shares issuable on exercise	340,909

The fair value of the August 2016 Warrants has been measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury five-year maturity yield curve in effect on the date of valuation. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term of the August 2016 Warrants. Expected stock price volatility is based on the weighted average of the Company’s historical common stock volatility and the volatility of several peer public companies. The expected life of the August 2016 Warrants is assumed to be equivalent to their remaining contractual term.

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of December 31, 2017. Due to the market value of the Company’s common stock and the $110.00 exercise price of its warrants, the Company determined that its outstanding warrants had no value as of June 30, 2018.

	December 31, 2017	June 30, 2018

Exercise price of warrants	$110.00	$110.00
Closing underlying stock price on date of valuation	$3.00	$—
Expected stock price volatility	112%	—
Expected life (in years)	3.58	—
Risk-free interest rate	2.04%	—
Expected dividend yield	0.0%	—
Valuation per common share underlying each warrant	$0.49	$—
Total liability for warrants on the consolidated balance sheet	$167,636	$—
Decrease in fair value during the period	20,758,425	$167,636

In 2013, the Company agreed to enter into a manufacturing rights agreement for the manufacturing of rocapuldencel-T in the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 24,989 shares of the Company’s common stock at an exercise price of $116.40 per share. As of June 30, 2018, the Company had not entered into this manufacturing rights agreement or issued such warrants.

10. Contract with the NIH and NIAID

In September 2006, the Company entered into a multi-year research contract with the NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. The Company used funds from this contract to develop AGS-004. Under this contract, as amended, the NIH and NIAID committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon the Company’s achievement of specified development milestones. Since September 2010, the Company has received reimbursement of its allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates are subject to adjustment based on the Company’s actual costs pursuant to the agreement with the NIH and NIAID. This commitment originally extended until May 2013. The Company agreed to an additional modification of the Company’s contract with the NIH and NIAID under which the NIH and NIAID agreed to increase their funding commitment to the Company by an additional $5.4 million in connection with the extension of the contract from May 2013 to September 2015. Additionally, a contract modification for a $0.5 million increase was agreed to by the NIH on September 18, 2014 to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. On June 29, 2016, a contract modification was agreed to that extended the NIH and NIAID’s commitment under the contract to July 31, 2018. The Company agreed to a statement of work under the contract, and was obligated to furnish all the services, qualified personnel, material, equipment, and facilities, not otherwise provided by the U.S. government, needed to perform the statement of work. This contract expired as of July 31, 2018.

The Company recognized revenue from reimbursements earned in connection with the contract as reimbursable costs were incurred and revenues from the achievement of milestones under the NIH and NIAID contract upon the accomplishment of any such milestone.

For the three months ended June 30, 2017 and 2018, the Company recorded revenue under the NIH and NIAID agreement of $42,193 and $26,747, respectively. For the six months ended June 30, 2017 and 2018, the Company recorded revenue under the NIH and NIAID agreement of $119,952 and $57,065, respectively. The Company has recorded total revenue of $38.1 million through June 30, 2018 under this agreement. As of December 31, 2017 and June 30, 2018, the Company recorded a receivable from the NIH and NIAID of $31,977 and $79,341, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

Pharmstandard and Actigen Option Agreement

On February 1, 2018, the Company entered into an option agreement with Pharmstandard and Actigen to evaluate, with an option to license, certain patent rights and know-how related to a group of fully human PD1 monoclonal antibodies and related technology held by Actigen. Actigen previously granted Pharmstandard an option to exclusively license these patent rights. Under the option agreement, Pharmstandard granted to the Company (i) an exclusive license for evaluation purposes only to make, have made, use and import the PD1 monoclonal antibodies covered by these patent rights (but not offer to sell or sell products and processes covered by or incorporating the patent rights) for a period of one year from the date of the agreement and (ii) an option exercisable during the one-year period to obtain an exclusive license (with the right to sublicense) under the patent rights to make, have made, use, offer for sale, sell and import (with a right to grant sublicenses) the PD1 monoclonal antibodies for all prophylactic, therapeutic and diagnostic uses and for all human diseases and conditions in the United States and Canada. The parties have agreed that, if the Company exercises the option during the option exercise period, the parties will negotiate in good faith a license agreement on the terms and conditions outlined in the option agreement, including payments by the Company to Pharmstandard of (i) an upfront license fee of $3.6 million, payable upon execution of the license agreement in common stock of the Company, (ii) various development and regulatory milestone payments totaling $8.5 million, and (iii) upper single digit percentage royalties on net sales of any pharmaceutical product or therapeutic regimen incorporating the licensed PD1 monoclonal antibodies that will apply on a country-by-country basis until the later of the last to expire patent or ten years from the date of first commercial sale, against which the first $5.0 million of the Company’s development expenditures will be credited as prepaid royalties.

In consideration for the rights granted under the option agreement, the Company issued 169,014 shares of its common stock to Pharmstandard, the value of which will be creditable against the upfront license fee payable under the option agreement if the Company enters into a license agreement. Unless earlier terminated by any party for uncured material breach or by the Company without cause upon thirty days prior written notice, the option agreement will terminate upon the later of the end of the option exercise period if the Company decides not to exercise the option or sixty days after the Company exercises the option.

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

On February 14, 2018, the Company notified Medinet that the Company irrevocably agreed to have no further right to exercise its right under the license agreement to revoke the manufacturing and sale license, or the sale license only. In all other respects, the Medinet license agreement remains in full force and effect. As a result of the revocation right no longer being of force and effect, the Company recognized $5.8 million of deferred milestone revenue as revenue under ASC 606 during the first quarter of 2018. As of June 30, 2018, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest, and the total deferred liability associated with the Medinet note was $1.1 million of which $150,000 was deferred revenue. As of June 30, 2018, there are performance obligations related to the Medinet license agreement of $150,000 that are unsatisfied. The remaining performance obligations are expected to be satisfied over time throughout the remainder of 2018 such that the $150,000 of deferred revenue is expected to be recognized as revenue by December 31, 2018.

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

As of June 30, 2018, there are performance obligations related to the Lummy HK License Agreement of $2.3 million that are unsatisfied of which $1.1 million are expected to be met in the third quarter of 2018 and recognized as revenue. The remaining $1.2 million in performance obligations were to be satisfied and recognized as revenue on a straight-line basis over the estimated remaining license period from July 1, 2018 to December 31, 2029. As of December 31, 2017 and June 30, 2018, the Company had deferred revenue from the Lummy license agreement of $1.2 million and $2.2 million, respectively.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net loss	$(8,538,611)	$(6,478,715)	$(32,618,690)	$(8,589,984)
Weighted average common shares outstanding, basic and diluted	2,068,743	10,584,644	2,067,218	9,109,917

Net loss per share, basic and diluted	$(4. 13)	$(0.61)	$(15.78)	$(0.94)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Stock options outstanding	293,995	200,954	293,452	234,285
Warrants outstanding	689,661	689,661	687,865	689,661
Convertible notes outstanding		1,448,352		1,448,352

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

We are an immuno-oncology company that has been focused on the development and commercialization of individualized immunotherapies for the treatment of cancer and infectious diseases based on our proprietary precision immunotherapy technology platform called Arcelis.

In April 2018, we terminated our development program for rocapuldencel-T, our lead product candidate, which we had been developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. Additionally, in August 2018, we ceased our support for the development of our other clinical product candidate, AGS-004, which we were developing for the eradication of HIV. We have ceased our research and development activities, reduced our workforce and expect to reduce our workforce further. Based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some or all of our assets or proprietary technologies, among other potential alternatives. There can be no assurance that we will be able to enter into a strategic transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction in the near future, we expect that we will seek protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, and if we decide to wind down the company under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations to creditors, and, whether and to what extent any resources will be available for distributions to our stockholders. However, based on our current resources, we believe that it is unlikely that any resources will be available for distributions to our stockholders and that a likely outcome of our wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the company without any payment or other distribution on account of those shares.

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

Notwithstanding the IDMC’s recommendation, we determined to continue to conduct the trial while we analyzed interim data from the trial. Following a meeting with the U.S. Food and Drug Administration, or FDA, we determined to continue the ADAPT trial until at least the pre-specified number of 290 events occurred, and to submit to the FDA a protocol amendment to increase the pre-specified number of events for the primary analysis of overall survival in the trial beyond 290 events. In April 2018, we submitted a protocol amendment to the FDA that included an amended primary endpoint analysis with four co-primary endpoints. Subsequently in April 2018, we conducted another interim analysis of the data from the ADAPT trial, at which time 51 new events (deaths) had occurred subsequent to the February 2017 interim analysis. Based upon review of the interim data from this analysis, we determined that the endpoints were unlikely to be achieved if the trial were to be continued and decided to discontinue the ADAPT clinical trial.

We have also been developing AGS-004, also an Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. More recently, we were supporting an investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication. In connection with the cessation of our research and development activities, we recently ceased our support for the trial, and enrollment was suspended.

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

From June 2017 through December 31, 2017, we raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under our original sales agreement with Cowen & Company, LLC, or Cowen. In February 2018, we amended and restated the original sales agreement with Cowen to increase the maximum aggregate offering price of the shares of our common stock which we may sell under the agreement from $30 million to up to $45 million. From December 31, 2017 through June 30, 2018, we raised an additional $7.5 million of proceeds. However, upon the delisting of our common stock from The Nasdaq Capital Market in April 2018, we ceased to sell any additional shares under the sales agreement.

In January 2018, we entered into a stock purchase agreement with Lummy (Hong Kong), Ltd., or Lummy HK, under which we agreed to issue and sell to Lummy HK in a private financing 375,000 shares of common stock for an aggregate purchase price of $1.5 million. In March 2018, we and Lummy HK amended the stock purchase agreement to reduce the aggregate price for the shares to $450,000. Concurrent with such amendment, we entered into a third amendment to our license agreement with Lummy HK pursuant to which Lummy HK agreed to pay us a $1.05 million milestone payment. The $450,000 payment for the shares of common stock and the $1.05 million milestone payment were received in April 2018.

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

As of June 30, 2018, we had cash and cash equivalents of $12.1 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2018, our current assets totaled $14.2 million compared with current liabilities of $9.5 million, and we had cash and cash equivalents of $12.1 million. Based upon our current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements for the three and six months ended June 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We have devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through June 30, 2018, we have raised a total of $525.9 million in cash, including:

•	$360.7 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$107.3 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $53.0 million and $40.6 million for the years ended December 31, 2016, and 2017, respectively and $8.6 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $381.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

In light of the termination of the development of rocapuldencel-T, cessation of our research and development activities and our cash resources, and based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some or all of our assets or proprietary technologies, among other potential alternatives. There can be no assurance that we will be able to enter into a strategic transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction in the near future, we expect that we will seek protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, and if we decided to wind down the company under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations to creditors, and, whether and to what extent any resources will be available for distributions to our stockholders. However, based on our current resources, we believe that it is unlikely that any resources will be available for distributions to our stockholders and that a likely outcome of our wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the company without any payment or other distribution on account of those shares.

If we determine to continue our business operations or resume our research and development activities, we would need to raise additional capital prior to the commercialization of AGS-004 or any other product candidates. If we seek to and are able to raise the capital necessary to resume the development of our product candidates, we anticipate that our expenses will increase substantially if and as we:

•	support any future investigator-initiated clinical trials of AGS-004 and initiate and conduct additional clinical trials of AGS-004 for the treatment of HIV;

•	establish a facility for the commercial manufacture of our products based on our Arcelis-based precision immunotherapy technology platform;

•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our other research and development efforts;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

NIH Funding

In September 2006, we entered into a multi-year research contract with the NIH and NIAID to design, develop and clinically test an autologous HIV immunotherapy capable of eliciting therapeutic immune responses. We have used funds from this contract to develop AGS-004, including to fund in full our Phase 2b clinical trial of AGS-004. On June 29, 2016, a contract modification was agreed to that extended the NIH and NIAID’s commitment under the contract to July 31, 2018. We have agreed to a statement of work under the contract, and are obligated to furnish all the services, qualified personnel, material, equipment, and facilities not otherwise provided by the U.S. government needed to perform the statement of work. This contract expired as of July 31, 2018.

Under this contract, as amended, the NIH and NIAID committed to fund up to a total of $39.8 million, including reimbursement of direct expenses and allocated overhead and general and administrative expenses of up to $38.4 million and payment of other specified amounts totaling up to $1.4 million upon our achievement of specified development milestones. This amount includes a September 2014 modification of the contract under which the NIH and NIAID agreed to fund up to an additional $0.5 million to cover a portion of the manufacturing costs of the planned Phase 2 clinical trial of AGS-004 for long-term viral control in pediatric patients. Since September 2010, we have received reimbursement of our allocated overhead and general and administrative expenses at provisional indirect cost rates equal to negotiated provisional indirect cost rates agreed to with the NIH and NIAID in September 2010. These provisional indirect cost rates were subject to adjustment based on our actual costs pursuant to the agreement with the NIH and NIAID.

We have recorded revenue of $38.1 million through June 30, 2018 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue.

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

Lummy. On April 7, 2015, we and Lummy HK, entered into a license agreement pursuant to which we granted to Lummy HK an exclusive license under the Arcelis technology, including patents, know-how and improvements to manufacture, develop and commercialize products for the treatment of cancer in China, Hong Kong, Taiwan and Macau. Lummy HK also has a right of first negotiation with respect to a license under the Arcelis technology for the treatment of infectious diseases in China, Hong Kong, Taiwan and Macau. This agreement was subsequently amended in December 2016, October 2017 and March 2018.

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

The agreement expired on June 30, 2018. As of June 30, 2018, we accrued $2.0 million for development and production services performed by Cellscript under the development and supply agreement.

Manufacturing

We currently have a manufacturing suite located at our Technology Drive leased facility in Durham, North Carolina. However, we have determined to cease the manufacture of Arcelis-based product candidates. Primarily due to our decision to cease support for the Phase 2 trial of AGS-004 for the eradication of HIV, we elected to close our Patriot Center facility, a manufacturing facility we previously leased in Durham, North Carolina, during the second quarter of 2018.

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

Due to the recommendation of the IDMC in February 2017 to discontinue the ADAPT study, we reassessed our manufacturing plans. In March 2017, we entered into a lease termination agreement with the landlord of our CTI facility terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the lease termination agreement, we have no further obligations under the lease. During the year ended December 31, 2017, we recorded a lease termination fee of $1.6 million that is included in restructuring costs on the statement of operations. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the year ended December 31, 2017.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 with the Three and Six Months Ended June 30, 2018

The following table summarizes the results of our operations for each of the three and six month periods ended June 30, 2017 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2017	2018	Change	Change	2017	2018	Change	Change
	(in thousands)
Revenue	$70	$54	$(15)	(22.2)%	$175	$5,987	$5,812	*
Operating expenses
Research and development	5,121	3,924	(1,197)	(23.4)%	13,035	9,469	(3,565)	(27.4)%
General and administrative	2,680	2,496	(184)	(6.9)%	6,643	4,995	(1,648)	(24.8)%
Impairment of property and equipment	—	—	—	—	27,204	—	(27,204)	(100.0)%
Restructuring costs	344	—	(344)	(100.0)%	5,353	—	(5,353)	(100.0)%

Total operating expenses	8,145	6,420	(1,725)	(21.2)%	52,235	14,464	(37,771)	(72.3)%

Loss from operations	(8,076)	(6,366)	1,710	21.2%	(52,060)	(8,477)	43,583	83.7%

Interest income	9	20	11	124.4%	39	38	(1)	(3.8)%
Interest expense	(294)	(152)	142	48.4%	(1,023)	(301)	722	70.6%
Gain on early extinguishment of debt	—	—	—	—	249	—	(249)	100.0%
Change in fair value of warrant liability	(178)	19	196	*	20,180	168	(20,012)	*
Other expense	—	1	—	100.0%	(5)	(18)	(13)	*

Net loss	$(8,539)	$(6,479)	$2,060	24.1%	$(32,619)	$(8,590)	$24,029	73.7%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract and our license agreements with Medinet and Lummy HK.

Revenue was $54,000 for the three months ended June 30, 2018, compared with $70,000 for the three months ended June 30, 2017, a decrease of $15,000, or 22.2%. The decrease for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 resulted from lower reimbursement under our NIH and NIAID contract.

Revenue was $5.9 million for the six months ended June 30, 2018, compared with $0.1 million for the six months ended June 30, 2017, an increase of $5.8 million. The $5.8 million increase for the six months ended June 30, 2018 resulted from the recognition of $5.8 million of revenue from milestone payments from Medinet that had previously been recorded as deferred revenue as a result of our decision to irrevocably forego our revocation right under our license agreement with Medinet.

Research and Development Expenses

Since our inception in 1997, we focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. We recognize our research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, including in connection with our clinical trials, and related clinical trial fees. Research and development expenses also include commercial manufacturing development costs consisting primarily of costs incurred under our Invetech Development Agreement to develop and provide prototypes of the automated production system to be used for the manufacture of our Arcelis-based products and our Saint-Gobain Development Agreement to develop a range of disposables to be used in both our manual and automated manufacturing processes. We had been developing rocapuldencel-T and AGS-004 in parallel, and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate salaries, share-based compensation, employee benefit or other indirect costs related to our research and development function to specific product candidates. Those expenses are included in “Indirect research and development expense” in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$2,151	$446	$4,554	$3,569
AGS-004	21	12	77	25

Total direct research and development program expense	2,172	458	4,631	3,594
Commercial manufacturing development expense	—	—	(373)	—
Indirect research and development expense	2,949	3,466	8,777	5,875

Total research and development expense	$5,121	$3,924	$13,035	$9,469

Three months ended June 30, 2017 and 2018.

Research and development expenses were $3.9 million for the three months ended June 30, 2018, compared with $5.1 million for the three months ended June 30, 2017, a decrease of $1.2 million, or 23.4%. The decrease in research and development expense reflects a $1.7 million decrease in direct research and development expense partially offset by a $0.5 million increase in indirect research and development expense.

Direct research and development expense for rocapuldencel-T was $0.4 million in the three months ended June 30, 2018, compared with $2.2 million for the three months ended June 30, 2017, a decrease of $1.7 million. This decrease reflects a reduction of costs for the ADAPT trial following the termination of this trial in April 2018.

Direct research and development expense for AGS-004 was not significantly different in the three months ended June 30, 2018 compared with the three months ended June 30, 2017.

Six Months ended June 30, 2017 and 2018.

Research and development expenses were $9.5 million for the six months ended June 30, 2018, compared with $13.0 million for the six months ended June 30, 2017, a decrease of $3.6 million, or 27.4%. The decrease in research and development expense reflects a $1.0 million decrease in direct research and development expense and a $2.9 million decrease in indirect research and development expense, partially offset by a credit of $0.4 million during the six months ended June 30, 2017 related to our Saint Gobain Development Agreement.

The decrease in direct research and development expenses for rocapuldencel-T and AGS-004 resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased to $3.6 million in the six months ended June 30, 2018 from $4.6 million for the six months ended June 30, 2017. This decrease primarily reflects a reduction of costs for the ADAPT trial.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the six months ended June 30, 2018 compared with the six months ended June 30, 2017.

During the six months ended June 30, 2017, we recorded a credit of $0.4 million related to amounts owed under our Saint-Gobain Development Agreement, which we recorded as a reduction of research and development expense. No commercial manufacturing development expense was recorded for the six months ended June 30, 2018.

The decrease in indirect research and development expense was primarily due to the reduction in the size of our workforce engaged in research and development activities. As of June 30, 2018, we had 21 employees engaged in such activities, compared with 36 employees engaged in such activities as of June 30, 2017.

The successful development of any product candidate is highly uncertain. Even if we resume our research and development activities, at this time we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the development of any product candidate, or the period, if any, in which material net cash inflows from such product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress, expense and results of our ongoing clinical trials;

•	the scope, rate of progress, expense and results of additional clinical trials that we may conduct;

•	the scope, rate of progress, expense and results of our commercial manufacturing development efforts;

•	other research and development activities; and

•	the timing of regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. If the FDA or another regulatory authority were to require additional clinical trials or if there were significant delays in enrollment, significant additional financial resources and time would be expended on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended June 30, 2018, compared with $2.7 million for the three months ended June 30, 2017, a decrease of $0.2 million or 6.9%. This decrease was primarily due to a reduction in personnel costs consisting primarily of stock-based compensation.

General and administrative expenses were $5.0 million for the six months ended June 30, 2018, compared with $6.6 million for the six months ended June 30, 2017, a decrease of $1.6 million or 24.8%. This decrease was primarily due to a reduction in personnel costs consisting primarily of salaries and stock-based compensation.

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

Impairment Loss on Property and Equipment

We did not recognize an impairment loss on property and equipment for the three and six months ended June 30, 2018, and the three months ended June 30, 2017. We recognized an impairment loss on property and equipment of $27.2 million for the six months ended June 30, 2017. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Impairment of Centerpoint Facility and Construction-in-Progress

We determined during the six months ended June 30, 2017 that we no longer planned to develop our Centerpoint facility. Accordingly, we recorded an impairment loss of $18.3 million for the Construction-in-progress on the property.

Additionally, we determined during the six months ended June 30, 2017 that we would no longer need to develop various equipment included in Construction-in-progress under our current manufacturing plans. As such, we entered into agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than our carrying value. Accordingly, we determined that the fair value of this equipment held for sale was $0.7 million as of March 31, 2017 and recorded an impairment loss of $1.1 million as of March 31, 2017. Additionally, we recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress that had to be abandoned or had no net realizable value. Finally, we recorded an impairment loss of $0.9 million on Construction-in-progress that was abandoned at the CTI facility.

Impairment of Capital Leases

In August 2016, we entered into two agreements, or the Power Generation Agreements, with an electric utility company. The Power Generation Agreements were accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of June 30, 2017, $2.2 million of these assets were classified as Assets held for sale on our Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, we recorded an impairment loss of $0 and $0.1 million during the three and six months ended June 30, 2017, respectively.

Restructuring Costs

We recognized restructuring costs of $0.3 million and $5.4 million during the three and six months ended June 30, 2017, respectively, compared with $0 during the three and six months ended June 30, 2018, respectively. The restructuring costs and impairment charges during the three and six months ended June 30, 2017 were related to the restructuring of our operations following the recommendation by the IDMC to discontinue the ADAPT study in February 2017.

Workforce Action Plan

On March 10, 2017, we enacted a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 58 employees during the six months ended June 30, 2017. During the three and six months ended June 30, 2017, we recognized $0.1 million and $1.1 million in severance costs, respectively, and $0.2 and $2.6 million in stock compensation cost, respectively, from the acceleration of vesting of stock options held by the terminated employees.

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

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2018, compared with $0.3 million for the three months ended June 30, 2017, a decrease of $0.1 million or 48.4%. The decrease primarily resulted from the termination of the Power Generation Agreements on November 21, 2017, 2018 that were accounted for as capital leases.

Interest expense was $0.3 million for the six months ended June 30, 2018, compared with $1.0 million for the six months ended June 30, 2017, a decrease of $0.7 million or 70.6%. The decrease resulted primarily from our repayment of the balance outstanding under the Loan Agreement on March 6, 2017 and the termination of the Power Generation Agreements that were accounted for as capital leases.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $0 and $0.2 million for the three and six months ended June 30, 2017, respectively. We recognized no gain on early extinguishment of debt for the three and six months ended June 30, 2018. On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the $23.1 million as repayment in full.

Change in Fair Value of Warrant Liability

The gain (loss) from the change in fair value of the warrant liability was $0.01 million and $0.2 million for the three and six months ended June 30, 2018, respectively, compared with $(0.2) million and $20.2 million for the three and six months ended June 30, 2017, respectively. These amounts represent the change in the fair value of our warrant liability for the warrants issued in August 2016. The August 2016 warrants contain provisions that could require cash settlement and are recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The fair value of the August 2016 warrants declined primarily due to a significant decline in the price of our common stock and a shorter expected life of the warrants. As of June 30, 2018, the fair value of the August 2016 warrants was $0.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, we had cash and cash equivalents of $12.1 million.

Since our inception in May 1997 through June 30, 2018, we have funded our operations principally with $360.7 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $107.3 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound annually. For the quarterly periods ended December 31, 2017, March 31, 2018 and June 30, 2018, we paid Invetech $200,000, $200,000 and $150,000, respectively, in cash under the note. For the fiscal quarters ending September 30, 2018 through March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of our common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $150,000, payable in cash. Subject to Invetech’s conversion rights, we may prepay the note in full or in part at any time without penalty or premium.

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

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound quarterly. For the quarterly periods ended December 31, 2017, March 31, 2018, and June 30, 2018, we paid Saint-Gobain $270,000, $270,000 and $185,000, respectively, in cash under the note. For the fiscal quarter ending September 30, 2018, we are required to make a quarterly installment payment under the note, in the aggregate amount of up to $245,000, consisting of (i) cash in the amount of $125,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of our common stock. For the fiscal quarters ending December 31, 2018 and March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of our common stock. For the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the price of the common stock at the time is less than $4.058 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then are required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $100,000, payable in cash.

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

Under the Sales Agreement, we paid Cowen a commission of up to 3% of the gross proceeds. During the six months ended June 30, 2018, the Company sold 4,135,993 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $7.5 million, net of commissions and issuance costs. However, upon the delisting of our common stock from The Nasdaq Capital Market in April 2018, we ceased to sell any additional shares under the Sales Agreement.

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

Pharmstandard is our largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 14.49% of our outstanding common stock as of August 17, 2018. In addition, two members of our board of directors are closely associated with Pharmstandard.

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

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2017	2018
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(24,145)	$(10,778)
Investing activities	(2,138)	610
Financing activities	(17,357)	7,110
Effect of exchange rate changes on cash	4	(5)

Net increase (decrease) in cash and cash equivalents	$(43,636)	$(3,063)

Operating Activities.

Net cash used in operating activities of $10.8 million during the six months ended June 30, 2018 was primarily a result of our $8.6 million net loss and an increase in net operating assets of $5.1 million, partially offset by non-cash items of $2.9 million.

The increase in net operating assets reflects a decrease in deferred revenue of $4.9 million, a decrease in accounts payable of $0.9 million and an increase in prepaid expenses and other receivables of $0.6 million, partially offset by an increase in accrued expenses of $1.3 million.

The non-cash items primarily reflect compensation expense related to stock options of $1.4 million, depreciation and amortization expense of $0.9 million, interest accrued on long term debt of $0.3 million and issuance of common stock for a license option of $0.2 million, partially offset by a decrease in the fair value of the warrant liability of $0.2 million.

Net cash used in operating activities of $24.1 million during the six months ended June 30, 2017 was primarily a result of our $32.6 million net loss and an increase in net operating assets of $4.3 million, partially offset by non-cash items of $12.8 million.

The increase in net operating assets reflects a decrease in accounts payable of $2.4 million, a decrease in accrued expenses of $1.9 million, an increase in prepaid expenses and other receivables of $0.5 million and a decrease in deferred liabilities of $0.1 million, partially offset by an increase in the current portion of the restructuring obligation of $0.3 million and an increase in the manufacturing research and development obligation of $0.2 million.

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

Investing Activities.

Net cash provided by investing activities was $0.6 million during the six months ended June 30, 2018, consisting of proceeds of $0.6 million from the sale of property and equipment.

Net cash used in investing activities was $2.1 million during the six months ended June 30, 2017, consisting of $3.6 million of purchases of property and equipment, partially offset by proceeds of $1.5 million from the sale of property and equipment.

Financing Activities.

Net cash provided by financing activities was $7.1 million during the six months ended June 30, 2018, consisting primarily of $7.5 million of proceeds from the issuance of common stock through our at-the-market offering and the sale of $0.4 million of common stock to Lummy HK, partially offset by $0.8 million of debt amortization payments.

Net cash used in financing activities was $17.4 million during the six months ended June 30, 2017, consisting primarily of $23.6 million for repayment of the Loan Agreement, partially offset by $6.0 million of proceeds from the convertible note issued to Pharmstandard and $0.3 million of proceeds from the issuance of common stock through our at-the-market offering.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, a product candidate.

As of June 30, 2018, we had cash and cash equivalents of $12.1 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all.

In light of the termination of the development of rocapuldencel-T, cessation of our research and development activities and our cash resources, and based on a review of the status of our internal programs, resources and capabilities, we are exploring a wide range of strategic alternatives that may include a potential merger or sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some or all of our assets or proprietary technologies, among other potential alternatives. There can be no assurance that we will be able to enter into a strategic transaction or transactions on a timely basis, on terms that are favorable to us, or at all. If we are unable to successfully conclude a strategic transaction in the near future, we expect that we will seek protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, and if we decide to wind down the company under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations to creditors, and, whether and to what extent any resources will be available for distributions to our stockholders. However, based on our current resources, we believe that it is unlikely that any resources will be available for distributions to our stockholders and that a likely outcome of our wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the company without any payment or other distribution on account of those shares.

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

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

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

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the information contained elsewhere in this report and under this Item 1A, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2017, and any updates thereto contained in the Quarterly Report on form 10-Q for the period ending March 31, 2018, which could materially affect our business, financial condition or future results.

If we decide to seek protection under the bankruptcy laws, and if we decide to wind down the company under the bankruptcy laws or otherwise, risks and uncertainties associated with a potential bankruptcy proceeding and a wind-down may lead to adverse effects on recoveries for our stakeholders.

Due to the risks and uncertainties associated with a potential bankruptcy proceeding and a wind-down of our company, we cannot assure our creditors or stockholders of any recovery, or any specific level of recovery, on their claims and interests if we determine to seek protection under the bankruptcy laws or wind down the company. Our wind-down and potential bankruptcy proceeding, and any distributions made in connection with our wind-down and bankruptcy proceeding, will be affected by a number of factors, including:

  the timing, duration, and cost of the wind-down and potential bankruptcy process;
  our ability to effectuate transactions, if any, in the course of our wind-down and potential bankruptcy proceeding, and the value to be realized in any such transactions;
  our ability to obtain bankruptcy court approval with respect to motions we file in the potential bankruptcy proceeding and the impact of bankruptcy court rulings on the case in general;
  motions and other papers filed by third parties in the bankruptcy proceeding, and the bankruptcy court’s reaction to the same; and
  our ability to conclude the bankruptcy proceeding through a plan of liquidation or other means.

Notwithstanding these and other variables, based on our current resources, we believe that it is unlikely that any resources will be available for distributions to our stockholders and that a likely outcome of our wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the company without any payment or other distribution on account of those shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2018, the Company entered into a stock purchase agreement with Lummy HK under which the Company agreed to issue and sell to Lummy HK in a private financing 375,000 shares of the Company’s common stock for an aggregate purchase price of $1.5 million. On March 23, 2018, the Company and Lummy HK amended the stock purchase agreement to reduce the aggregate price for the shares to $450,000. Concurrent with such amendment, the Company entered into a third amendment to its license agreement with Lummy HK pursuant to which Lummy HK agreed to pay the Company a $1.05 million milestone payment. During April, 2018, the Company received from Lummy HK $450,000 for the purchase of the 375,000 shares and a $1.05 million milestone payment.  Based in part upon the representations of Lummy HK, the shares were issued and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) set forth in Section 4(a)(2) of the Securities Act. The securities have not been registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

Item 6. Exhibits

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

Date: August 20, 2018