Form 10-Q
period 2018-09-30
ARGOS THERAPEUTICS INC
filed 2018-11-19
CIK 1105533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _________________

FORM 10-Q

 _________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2018, there were 10,586,661 shares outstanding of the registrant’s common stock, par value $0.001 per share.

ARGOS THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2017	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$15,188,838	$7,940,790
Assets held for sale	600,000	—
Prepaid expenses	1,252,134	1,044,157
Other receivables	143,449	56,751
Total current assets	17,184,421	9,041,698
Property and equipment, net	3,582,323	1,828,182
Other assets	11,020	11,020
Total assets	$20,777,764	$10,880,900
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$970,650	$327,001
Accrued expenses	1,263,867	2,519,088
Notes payable	4,972,649	4,983,494
Current portion of other convertible notes	2,350,000	1,540,000
Total current liabilities	9,557,166	9,369,583
Convertible note payable to related party	6,302,959	6,744,420
Long-term portion of other convertible notes	5,830,583	5,218,776
Deferred liabilities	8,153,500	2,121,000
Warrants	167,636	—
Commitments	—	—
Stockholders’ deficit
Preferred stock $0.001 par value; 5,000,000 shares authorized as of December 31, 2017 and September 30, 2018; 0 shares issued and outstanding as of December 31, 2017 and September 30, 2018	—	—
Common stock $0.001 par value; 200,000,000 shares authorized as of December 31, 2017 and September 30, 2018; 5,906,620 and 10,586,661 shares issued and outstanding as of December 31, 2017 and September 30, 2018	5,907	10,587
Accumulated other comprehensive loss	(125,864)	(129,045)
Additional paid-in capital	363,450,204	373,700,536
Accumulated deficit	(372,564,327)	(386,154,957)
Total stockholders’ deficit	(9,234,080)	(12,572,879)
Total liabilities and stockholders’ deficit	$20,777,764	$10,880,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018

Revenue	$53,497	$1,247,254	$228,449	$7,234,434

Operating expenses
Research and development	4,550,353	3,324,591	17,585,134	12,794,036
General and administrative	2,879,011	3,015,182	9,521,769	8,009,830
Impairment of property and equipment	—	—	27,204,349	—
Restructuring costs	679,013	—	6,031,779	—

Total operating expenses	8,108,377	6,339,773	60,343,031	20,803,866

Operating loss	(8,054,880)	(5,092,519)	(60,114,582)	(13,569,432)
Other income (expense)
Interest income	11,027	24,173	50,485	62,143
Interest expense	(67,211)	(165,699)	(1,089,971)	(466,614)
Gain on early extinguishment of debt	1,506,901	281,808	1,756,359	281,808
Change in fair value of warrant liability	501,870	—	20,681,631	167,636
Other income (expense)	36,346	(48,410)	31,441	(66,172)

Other income (expense), net	1,988,933	91,872	21,429,945	(21,199)

Net loss	$(6,065,947)	$(5,000,647)	$(38,684,637)	$(13,590,631)

Net loss per share, basic and diluted	$(2.08)	$(0.47)	$(16.45)	$(1.41)

Weighted average common shares outstanding, basic and diluted	2,911,800	10,586,661	2,351,839	9,607,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net loss	$(6,065,947)	$(5,000,647)	$(38,684,637)	$(13,590,631)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	5,341	2,345	9,294	(3,181)

Total comprehensive loss	$(6,060,606)	$(4,998,302)	$(38,675,343)	$(13,593,812)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGOS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities
Net loss	$(38,684,637)	$(13,590,631)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	733,172	1,657,719
Compensation expense related to stock options	7,047,234	1,970,481
Issuance of common shares for research and development license agreement	—	360,000
Gain on early extinguishment of debt	(1,756,359)	(281,808)
Impairment loss on property and equipment	27,204,349	—
Decrease in fair value of warrant liability	(20,681,631)	(167,636)
(Gain) loss on disposal of equipment	(22,998)	66,172
Interest accrued on long-term debt	512,336	466,131
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(402,827)	294,674
Accounts payable	(2,368,676)	(643,649)
Accrued expenses	(2,751,011)	1,255,220
Current portion of restructuring obligation	150,103	—
Deferred liabilities	(82,500)	(6,032,500)
Manufacturing research and development obligation	(409,680)	—

Net cash used in operating activities	(31,513,125)	(14,645,827)

Cash flows from investing activities
Purchase of property and equipment	(3,674,358)	—
Proceeds from sale of property and equipment	1,461,078	630,204

Net cash (used in) provided by investing activities	(2,213,280)	630,204

Cash flows from financing activities
Net proceeds from sale of common stock	7,790,622	7,924,534
Proceeds from issuance of convertible note payable	6,000,000	—
Payments on notes payable	(23,643,786)	(1,153,825)
Payments on capital lease obligations	(42,085)	—
Proceeds from exercise of employee stock purchase plan shares	11,756	—
Net cash (used in) provided by financing activities	(9,883,493)	6,770,709
Effect of exchange rate changes on cash	9,164	(3,134)
Net decrease in cash and cash equivalents	(43,600,734)	(7,248,048)
Cash, cash equivalents and restricted cash
Beginning of period	53,713,376	15,188,838
End of period	$10,112,642	$7,940,790

Supplemental disclosure of cash flow information
Cash paid for interest	$667,553	$578
Supplemental disclosure of noncash investing and financing activities
Issuance of warrants in exchange for early extinguishment of debt	$87,100	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$2,470,119	$—

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

In April 2018 the Company terminated its development program for rocapuldencel-T, its lead product candidate, which the Company had been developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. Additionally, in August 2018, the Company ceased its support for the development of its other clinical product candidate, AGS-004, which it was developing for the eradication of HIV. The Company has ceased its research and development activities and has significantly reduced its workforce. Based on a review of the status of its internal programs, resources and capabilities, the Company is pursuing a strategic alternative that may involve an asset sale, dissolution, liquidation, wind-down or protection under bankruptcy laws. There can be no assurance that the Company will be able to enter into a strategic transaction on a timely basis, on terms that are favorable to the Company, or at all. If the Company decides to seek protection under the bankruptcy laws, and if the Company decides to wind down under the bankruptcy laws or otherwise, it is unclear to what extent the Company will be able to pay its obligations to creditors, and, whether and to what extent any resources will be available for distributions to the Company’s stockholders. However, based on the Company’s current resources, the Company believes that it is unlikely that any resources will be available for distributions to its stockholders and that a likely outcome of the Company’s wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the Company without any payment or other distribution on account of those shares.

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

Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or future operating periods. The information included in these interim financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company has incurred losses in each year since inception and as of September 30, 2018, had an accumulated deficit of $386.2 million. Also, as of September 30, 2018, the Company’s current assets totaled $9.0 million compared with current liabilities of $9.4 million, and the Company had cash and cash equivalents of $7.9 million. Based upon its current and projected cash flow, the Company concluded there is substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The financial statements for the three and nine months ended September 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

From June 2017 through December 31, 2017, the Company raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under its sales agreement with Cowen & Company, LLC (“Cowen”). From December 31, 2017 through April 25, 2018, an additional $7.5 million of proceeds was raised. However, upon the delisting of its common stock from The Nasdaq Capital Market in April 2018, the Company ceased to sell any additional shares under the sales agreement.

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

As of September 30, 2018, the Company had cash and cash equivalents of $7.9 million. The Company does not currently have sufficient cash resources to pay all of its accrued obligations in full or to continue its business operations beyond the end of 2018.

In light of the termination of the development of rocapuldencel-T, cessation of the Company’s research and development activities and the Company’s cash resources, and based on a review of the status of its internal programs, resources and capabilities, the Company is pursuing a strategic alternative that may involve an asset sale, dissolution, liquidation, wind-down or protection under the bankruptcy laws. There can be no assurance that the Company will be able to enter into a strategic transaction on a timely basis, on terms that are favorable to the Company, or at all. If the Company decides to seek protection under the bankruptcy laws, and if the Company decides to wind down under the bankruptcy laws or otherwise, it is unclear to what extent the Company will be able to pay its obligations to creditors, and, whether and to what extent any resources will be available for distributions to the Company’s stockholders. However, based on the Company’s current resources, the Company believes that it is unlikely that any resources will be available for distributions to its stockholders and that a likely outcome of the Company’s wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the Company without any payment or other distribution on account of those shares.

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

Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the three and nine months ended September 30, 2018, as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below under Revenue Recognition and Recently Adopted Accounting Standards.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States of America, Canada and the European Union. The Company maintains cash in accounts which are in excess of federally insured limits. As of December 31, 2017 and September 30, 2018, $14.7 million and $7.7 million, respectively, in cash and cash equivalents was uninsured.

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

Effective January 1, 2018, the Company adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. The Company applied the modified retrospective transition method to contracts that were not completed as of January 1, 2018, the effective date of adoption for ASC 606. The contracts to which the Company is a party that were not completed as of January 1, 2018 are the multi-year research contract with the NIH and NIAID (see Note 10) and the collaboration agreements included in Note 11. The Company assessed the potential effects to the consolidated financial statements and retained earnings of adoption of the modified retrospective transition method and has concluded that, upon adoption of the new standard, there was no impact on the Company's consolidated financial statements and there was no difference in what would have been recognized under Topic 605 or Topic 606 for the three and nine months ended September 30, 2018.

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

Development Milestone Payments. At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Summary. During the three and nine months ended September 30, 2017, the Company recognized $26,000 and $146,000, respectively, of contract revenue under the Company’s contract with the NIH and NIAID and $27,500 and $82,500, respectively, of deferred revenue as revenue under the Company’s license agreement with Lummy (Hong Kong) Co. Ltd. (“Lummy HK”). During the three months ended September 30, 2018, the Company recognized $70,000 of contract revenue under the contract with the NIH and NIAID and $1.1 million of deferred revenue as revenue under the Lummy HK license agreement. During the nine months ended September 30, 2018, the Company recognized $6.0 million of deferred milestone revenue as revenue under the Company’s license agreement with Medinet Co., Ltd and its wholly-owned subsidiary, MEDcell Co., Ltd. (together "Medinet"), $1.1 million of deferred revenue as revenue and $14,000 in reimbursement of costs under the Lummy HK license agreement, $127,000 of contract revenue under its contract with the NIH and NIAID and $11,000 of grant revenue.

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

On August 17, 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The new rule was published in the Federal Register on October 4, 2018 which means the changes in the new rule are effective for SEC filings made on or after November 5, 2018. The one caveat to this effective date is for the addition to changes in shareholders’ equity information to Form 10-Q, where the SEC issued a Compliance & Disclosure Interpretation indicating “the staff would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” Accordingly, the changes in stockholders' equity is not required to be presented until the Company’s Form 10-Q for the three months ended March 31, 2019.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) pertaining to revenue recognition. The primary objective of ASU 2014-09 is for entities to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. This new standard also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. Additionally, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provided additional guidance and clarity on this topic. This new standard was effective for the Company in first quarter of 2018.The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new standard would be applied to each prior period presented and the cumulative effect of applying the standard would be recognized as of the earliest period reported, or the modified retrospective method, in which case the cumulative effect of applying the new standard would be recognized as of the date of initial application. The Company elected the modified retrospective method and there was no impact upon the Company’s consolidated financial statements upon adoption.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018, and the standard has been retrospectively applied to all periods presented. The following provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows as of September 30, 2017:

Cash and cash equivalents	$9,372,642
Restricted cash included in current assets	740,000
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$10,112,642

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

There was no restricted cash as of December 31, 2017 and September 30, 2018.

2. Fair Value of Financial Instruments

The estimated fair values of all of the Company’s financial instruments, excluding long-term debt, approximate their carrying amounts in the consolidated balance sheets as of December 31, 2017 and September 30, 2018.

As of December 31, 2017 and September 30, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These assets include money market funds included in cash equivalents. Additionally, as of December 31, 2017 and September 30, 2018, the Company had outstanding warrants recorded as a liability and measured at fair value on a recurring basis. The valuation of these financial instruments uses a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The Company’s warrant liability is classified as a Level 3 financial liability. The fair value of the warrant liability is measured using the Black-Scholes valuation model. Inherent in the Black-Scholes valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield (see Note 9). Due to the market value of the Company’s common stock and the $110.00 exercise price of its warrants, the Company determined that its outstanding warrants had no value as of September 30, 2018.

During the nine months ended September 30, 2018 and 2017, there were no transfers between Levels 1, 2, and 3 assets or liabilities.

As of December 31, 2017 and September 30, 2018, these financial instruments and respective fair values have been classified as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets
Money-market funds	$4,098,037	$—	$—	$4,098,037
Total assets at fair value	$4,098,037	$—	$—	$4,098,037
Liabilities
Warrants	$—	$—	$167,636	$167,636
Total liabilities at fair value	$—	$—	$167,636	$167,636

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018
Assets
Money-market funds	$4,145,112	$—	$—	$4,145,112
Total assets at fair value	$4,145,112	$—	$—	$4,145,112
Liabilities
Warrants	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Changes in the fair value of the Company’s Level 3 liability for warrants during the nine months ended September 30, 2018 were as follows:

Balance as of December 31, 2017	$167,636
Change in fair value during the period	(167,636)
Balance as of September 30, 2018	$—

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and estimated fair value of money-market funds included in cash and cash equivalents as of December 31, 2017 and September 30, 2018 were as follows:

	As of December 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,098,037	$—	$—	$4,098,037
	$4,098,037	$—	$—	$4,098,037

	As of September 30, 2018
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Money-market funds	$4,145,112	$—	$—	$4,145,112
	$4,145,112	$—	$—	$4,145,112

The fair value of the Company’s debt was derived by evaluating the nature and terms of each note, considering the prevailing economic and market conditions as of each balance sheet date and based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology. The fair value of the Company’s debt as of December 31, 2017 was approximately $19.1 million compared with its carrying value of $19.5 million (see Note 6). The fair value of the Company’s debt as of September 30, 2018 was approximately $18.1 million compared with its carrying value of $18.5 million (see Note 6).

3. Restructuring Activities and Related Impairments of Property and Equipment and Leases

During the nine months ended September 30, 2017, the Company had restructuring activities and impairments of property and equipment and leases. These activities were completed during the year ended December 31, 2017 and there were no such activities during the nine months ended September 30, 2018. Following is a discussion of these activities during the nine months ended September 30, 2017.

As discussed in Note 1, the Company’s most advanced product candidate was rocapuldencel-T, which the Company was developing for the treatment of mRCC and other cancers. The Company was conducting a pivotal Phase 3 clinical trial of rocapuldencel-T in combination with sunitinib / standard of care for the treatment of newly diagnosed mRCC. In February 2017, the IDMC for the ADAPT trial recommended that the trial be discontinued for futility based on its planned interim data analysis. The IDMC concluded that the trial was unlikely to demonstrate a statistically significant improvement in overall survival in the combination treatment arm utilizing the intent-to-treat population at the pre-specified number of 290 events (deaths), the primary endpoint of the study. This development triggered a restructuring of the Company’s operations and impairments of property and equipment and leases during the nine months ended September 30, 2017. As set forth below, the Company recognized restructuring costs of $6.0 million and an impairment loss of property and equipment of $27.2 million during the nine months ended September 30, 2017 and restructuring costs of $0.7 million during the three months ended September 30, 2017.

Workforce Action Plan

On March 10, 2017, the Company enacted a workforce action plan designed to streamline operations and reduce the Company’s operating expenses. Under this plan, the Company reduced its workforce by 61 employees during the nine months ended September 30, 2017. The Company recognized $1.2 million in severance costs and $3.2 million in stock-based compensation costs from the acceleration of vesting of stock options held by the terminated employees during the nine months ended September 30, 2017. Through additional targeted reductions and attrition, the workforce was further reduced to 21 employees as of September 30, 2018.

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

4. Property and Equipment and Assets Held for Sale

Property and equipment consist of the following:

	December 31, 2017	September 30, 2018

Office furniture and equipment	$639,603	$639,603
Computer equipment	989,137	892,105
Computer software	3,146,978	3,143,633
Laboratory equipment	6,050,640	4,487,348
Leasehold improvements	2,435,530	2,435,530

Total property and equipment, gross	13,261,888	11,598,219
Less: Accumulated depreciation and amortization	(9,679,565)	(9,770,037)

Property and equipment, net	$3,582,323	$1,828,182

The Company sold two isolators included in assets held for sale at December 31, 2017 during the nine months ended September 31, 2018 and received proceeds of $0.6 million. The Company reviews its property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Depreciation and amortization expense was as follows:

Three months ended September 30, 2017	$242,471
Three months ended September 30, 2018	$714,275
Nine months ended September 30, 2017	$733,172
Nine months ended September 30, 2018	$1,657,719

5. Income Taxes

The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2018. Therefore, no U.S. Federal, state or foreign income taxes are expected for 2018 and no provision for such taxes has been recorded as of September 30, 2018.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of December 31, 2017 and September 30, 2018, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). ASC 740 “Income Taxes” generally requires the effects of the tax law change under the Tax Act to be recorded in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the tax impacts in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional interpretive regulatory guidance that may be issued. The Company filed its 2017 U.S. corporate income tax return during the third quarter of 2018, which did not result in any material adjustments to the provisional amount originally recorded. The Company is continuing to evaluate the impact of the recently enacted tax law on its business and consolidated financial statements. For the three and nine months ended September 30, 2018, the Company has not made any measurement-period adjustments related to the provisional amounts recorded as of December 31, 2017.

6. Notes Payable and Gain on Early Extinguishment of Debt

Notes payable consist of the following as of December 31, 2017 and September 30, 2018:

	December 31, 2017	September 30, 2018
Convertible note payable to Pharmstandard (related party), including accrued interest	$6,302,959	$6,744,420
Convertible note payable to Invetech, including accrued interest	5,845,655	5,063,847
Convertible note payable to Saint-Gobain, including accrued interest	2,334,929	1,694,929
Note payable to Medinet, including accrued interest	4,958,824	4,983,494
Other notes payable	13,825	—
Total notes payable	19,456,192	18,486,690
Less current portion of convertible note payable to Invetech, including accrued interest	(1,300,000)	(900,000)
Less current portion of convertible note payable to Saint-Gobain, including accrued interest	(1,050,000)	(640,000)
Less current portion of note payable to Medinet, including accrued interest	(4,958,824)	(4,983,494)
Less current portion of other notes payable	(13,825)	—
Long-term portion of notes payable and convertible notes payable	$12,133,543	$11,963,196

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

The Company was required to make quarterly installment payments under the Invetech Note for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $0.4 million, consisting of (i) cash in the amount of $0.2 million and (ii) if certain specified conditions are met as of the corresponding payment date, up to $0.2 million of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 through March 31, 2019, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments, each in an amount of $150,000, payable in cash. The Company made an installment payment of $0.2 million in cash to Invetech in each of the year ended December 31, 2017 and the three months ended March 31, 2018 and made an installment payment of $150,000 in each of the three months ended June 30, 2018 and three months ended September 30, 2018. The payments in common stock were not made in each of the year ended December 31, 2017, the three months ended March 31, 2018, the three months ended June 30, 2018 and the three months ended September 30, 2018 because the specified conditions were not met.

The Invetech Note also provides that on the anniversary of the issue date for each of the first three years following the issue date, the outstanding principal amount of the Invetech Note, if any, plus accrued and unpaid interest thereon shall automatically be deemed to be reduced by $250,000, if and only if the Company has paid all debt service payments due under the Invetech Note on or prior to the relevant anniversary date and no event of default, fundamental transaction or change of control, each as defined in the Invetech Note, has occurred on or prior to such anniversary date. As a result, on September 21, 2018, the anniversary of the issue date of the Invetech Note, the outstanding principal amount of the Invetech Note was automatically reduced by $250,000.

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

The Company was required to make quarterly installment payments for the fiscal quarters ending December 31, 2017 and March 31, 2018, each in an aggregate amount of up to $340,000, consisting of (i) cash in the amount of $200,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $140,000 of shares of the Company’s common stock. For the fiscal quarters ending June 30, 2018 and September 30, 2018, the Company was required to make quarterly installment payments, each in an aggregate amount of up to $245,000, consisting of (i) cash in the amount of $125,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarters ending December 31, 2018 and March 31, 2019, the Company is required to make quarterly installment payments, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of the Company’s common stock. For the fiscal quarter ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the price of the common stock at the time is less than $4.06 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then the Company will be required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, the Company is required to make quarterly installment payments, each in an amount of $100,000, payable in cash. The Company made an installment payment of $0.3 million in cash to Saint-Gobain in each of the year ended December 31, 2017 and the three months ended March 31, 2018 and made an installment payment of $0.2 million in each of the three months ended June 30, 2018 and three months ended September 30, 2018. The payments in common stock were not made in each of the year ended December 31, 2017, the three months ended March 31, 2018, the three months ended June 30, 2018 and the three months ended September 30, 2018 because the specified conditions were not met.

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

Pharmstandard is the Company’s largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 14.70% of the Company’s outstanding common stock as of November 17, 2018. In addition, two members of the Company’s board of directors are closely associated with Pharmstandard.

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

As of December 31, 2017 and September 30, 2018, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest. As of December 31, 2017 and September 30, 2018, the total deferred liability associated with the Medinet note was $6.9 million and $1.0, respectively (see Note 11).

Other Notes. During November 2013, the Company borrowed $77,832 from a lending institution to finance the purchase of computer equipment, of which $13,825 and $0 in principal was outstanding as of December 31, 2017 and September 30, 2018, respectively. Borrowings were collateralized by substantially all of the computer equipment financed under the agreement, bore interest at a rate of 8.31% per annum and were to be repaid in 60 equal monthly installments commencing on the date of borrowing.

7. Stockholders’ Deficit

Issuance of Restricted Stock in Nine Months Ended September 30, 2017

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

During the three months ended September 30, 2017, the Company granted restricted stock awards for an aggregate of 369,999 shares of common stock with a fair value of $1.4 million to 43 employees resulting in stock-based compensation expense of $0.2 million and $0.1 million included in research and development and general and administrative expenses, respectively, for such period. Awards for 28,689 shares of common stock vested upon termination of the recipients’ employment during the three months ended September 30, 2017, with such stock-based compensation costs of $0.1 million included in restructuring expenses. The remaining shares vested in full during December 2017 and January 2018.

Issuance of Common Stock in Nine Months Ended September 30, 2017

At-the-market Offering

In May 2015, the Company entered into a sales agreement with Cowen pursuant to which the Company could issue and sell shares of the Company’s common stock from time to time having an aggregate offering price of up to $30 million through Cowen, acting as the Company’s agent. Sales of the Company’s common stock through Cowen could be made by any method permitted that was deemed an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. Cowen was not required to sell any specific amount, but acted as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement, which became effective on May 14, 2015. Under the sales agreement, the Company paid Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the sales agreement. During the nine months ended September 30, 2017, the Company sold 1,442,836 shares of common stock pursuant to the sales agreement, resulting in proceeds of $7.8 million, net of commissions and issuance costs.

Issuance of Restricted Stock in Nine Months Ended September 30, 2018

During March 2018, the Company issued 210,000 restricted shares of common stock to employees, including certain executives. In connection with the delisting of the Company’s common stock from The Nasdaq Capital Market, in April 2018 such restricted shares of common stock were forfeited back to the Company.

Issuance of Common Stock in Nine Months Ended September 30, 2018

At-the-Market Offering

In February 2018, the Company amended and restated the sales agreement with Cowen to increase the maximum aggregate offering price from $30 million to up to $45 million. From December 31, 2017 through April 25, 2018, the Company sold 4,135,993 shares of common stock pursuant to the sales agreement, resulting in proceeds of $7.5 million, net of commissions and issuance costs. However, upon the delisting of the Company’s common stock from The Nasdaq Capital Market in April 2018, the Company ceased to sell any additional shares under the sales agreement.

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

Upon the exercise of stock options, vesting of other awards and purchase of shares through the 2014 ESPP or under the 2014 Plan, the Company issues new shares of common stock. All awards granted under the 2014 Plan that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2014 Plan and made available for future grants. As of September 30, 2018, there were 317,958 shares of common stock remaining available for future issuance under the 2014 Plan and 10,899 shares of common stock remaining available for future issuance under the 2014 ESPP.

The Company recorded the following share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Research and development	$620,083	$154,895	$1,545,588	$663,325
General and administrative	797,752	406,095	2,285,798	1,307,156
Restructuring costs	563,745	—	3,215,848	—

Total stock-based compensation expense	$1,981,580	$560,990	$7,047,234	$1,970,481

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

During the three months ended September 30, 2017, the Company granted options to a new director to purchase a total of 1,500 shares of the Company’s common stock at an exercise price of $3.40 per share, which was the closing price of the Company’s common stock on the grant date. No options were granted during the three months ended September 30, 2018. During the nine months ended September 30, 2017, the Company granted options to employees and to a new member of its board of directors to purchase a total of 70,604 shares of the Company’s common stock at exercise prices ranging from $3.40 to $101.00 per share, which, in each instance was the closing price of the Company’s common stock on the grant date. No options were granted during the nine months ended September 30, 2018.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)
Outstanding as of December 31, 2017	269,514	$111.91
Granted	—	$—
Exercised	—	$—
Cancelled	(85,893)	$141.71
Outstanding as of September 30, 2018	183,621	$118.11	6.09

Exercisable as of September 30, 2018	133,661	$119.22	6.56

Vested and expected to vest as of September 30, 2018	179,774	$118.17	6.54

Valuation Assumptions for Stock Option Plans and Employee Stock Purchase Plan

The employee stock-based compensation expense recognized was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used were as follows for the periods indicated:

	Stock Option Plan		Employee Stock Purchase Plan

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Risk-free interest rate	2.26%	—	0.79%	—
Dividend yield	0%	—	0%	—
Expected option term (in years)	7	—	0.5	—
Volatility	86%	—	141%	—

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

As discussed in Note 6 regarding the Company’s notes payable, in connection with the Loan Agreement in September 2014, the Company issued to the Lenders and their affiliates the Venture Loan Warrants. Upon the Company’s satisfaction of the conditions precedent to the making of the second tranche loan, the Venture Loan Warrants became exercisable in full. The Venture Loan Warrants will terminate on September 29, 2021 or such earlier date as specified in the Venture Loan Warrants. In addition, in March 2017, the Company issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the early pay-off of the indebtedness under the Loan Agreement. These warrants were recorded at a fair value of $87,100 and included in additional paid-in capital as of December 31, 2017 and September 30, 2018.

All outstanding warrants were issued with an original life of five years. As of December 31, 2017 and September 30, 2018, outstanding warrants to purchase a total of 689,661 shares of the Company’s common stock were as follows:

Type of Warrant and Classification	Date of Issuance	Number of Shares	Exercise Price	Expiration Date(s)
Common stock - Equity	9/29/14	4,139	$181.20	9/29/21
Common stock - Equity	3/4/16	134,163	$107.00	3/4/21
Common stock - Equity	6/29/16	205,450	$107.00	6/29/21
Common stock - Liability	8/2/16	340,909	$110.00	8/02/21
Common stock - Equity	3/6/17	5,000	$26.00	3/06/22

The following warrants were issued in August 2016 and remained outstanding as of December 31, 2017 and September 30, 2018, and include provisions that could require cash settlement. The August 2016 Warrants were therefore recorded as liabilities of the Company at the estimated fair value as of the date of issuance. The August 2016 Warrants are required to be recorded at fair value as of the end of each subsequent reporting period, with changes in fair value recorded as other income or expense in the Company’s condensed consolidated statement of operations in each subsequent period:

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

The assumptions used by the Company to determine the fair value of the August 2016 Warrants are summarized in the following table as of December 31, 2017. Due to the market value of the Company’s common stock and the $110.00 exercise price of its warrants, the Company determined that its outstanding warrants had no value as of September 30, 2018.

	December 31, 2017	September 30, 2018

Exercise price of warrants	$110.00	$110.00
Closing underlying stock price on date of valuation	$3.00	$—
Expected stock price volatility	112%	—
Expected life (in years)	3.58	—
Risk-free interest rate	2.04%	—
Expected dividend yield	0.0%	—
Valuation per common share underlying each warrant	$0.49	$—
Total liability for warrants on the consolidated balance sheet	$167,636	$—
Decrease in fair value during the period	20,758,425	$167,636

In 2013, the Company agreed to enter into a manufacturing rights agreement for the manufacturing of rocapuldencel-T in the European market with Pharmstandard, which also provided for the issuance of warrants to Pharmstandard to purchase 24,989 shares of the Company’s common stock at an exercise price of $116.40 per share. As of September 30, 2018, the Company had not entered into this manufacturing rights agreement or issued such warrants.

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

For the three months ended September 30, 2017 and 2018, the Company recorded revenue under the NIH and NIAID agreement of $17,792 and $69,754, respectively. For the nine months ended September 30, 2017 and 2018, the Company recorded revenue under the NIH and NIAID agreement of $145,949 and $126,819, respectively. The Company has recorded total revenue of $38.2 million through September 30, 2018 under this agreement. As of December 31, 2017 and September 30, 2018, the Company recorded a receivable from the NIH and NIAID of $31,977 and $56,751, respectively. The concentration of credit risk is equal to the outstanding accounts receivable and such risk is subject to the credit worthiness of the NIH and NIAID. There have been no credit losses under this arrangement.

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

In consideration for the manufacturing license, Medinet paid the Company $1.0 million. Medinet also loaned the Company $9.0 million in connection with the Company entering into the agreement. The Company agreed to use these funds in the development and manufacturing of rocapuldencel-T and the other products. Medinet also agreed to pay the Company milestone payments of up to a total of $9.0 million upon the achievement of developmental and regulatory milestones and $5.0 million upon the achievement of a sales milestone related to rocapuldencel-T and these products. Under the terms of the note and the manufacturing license agreement, any milestone payments related to the developmental and regulatory milestones that become due will be applied first to the repayment of the loan. The first milestone was achieved in July 2015 and resulted in a $1.0 million payment. The second milestone was achieved in June 2016 and resulted in a $2.0 million payment. The third milestone was achieved in March 2017 and resulted in a $2.0 million payment. Together, these milestone payments reduced the outstanding principal under the loan as of December 31, 2017 to $4.0 million.

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

On February 14, 2018, the Company notified Medinet that the Company irrevocably agreed to have no further right to exercise its right under the license agreement to revoke the manufacturing and sale license, or the sale license only. In all other respects, the Medinet license agreement remains in full force and effect. As a result of the revocation right no longer being of force and effect, the Company recognized $5.8 million of deferred milestone revenue as revenue under ASC 606 during the first quarter of 2018. As of September 30, 2018, the amount of the note payable was $5.0 million, including $1.9 million of accrued interest, and the total deferred liability associated with the Medinet note was $1.0 million of which $50,000 was deferred revenue. As of September 30, 2018, there are performance obligations related to the Medinet license agreement of $50,000 that are unsatisfied. The Company expects that the remaining performance obligations related to the Medinet license agreement will be satisfied by the end of 2018 and that upon such satisfaction, the $50,000 of deferred revenue will be recognized as revenue.

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

As of September 30, 2018, there are performance obligations related to the Lummy HK License Agreement of $1.2 million that are unsatisfied. The remaining $1.2 million in performance obligations were to be satisfied and recognized as revenue on a straight-line basis over the estimated remaining license period from October 1, 2018 to December 31, 2029. As of December 31, 2017 and September 30, 2018, the Company had deferred revenue from the Lummy HK License Agreement of $1.2 million and $1.2 million, respectively.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net loss	$(6,065,947)	$(5,000,647)	$(38,684,637)	$(13,590,631)
Weighted average common shares outstanding, basic and diluted	2,911,800	10,586,661	2,351,839	9,607,577

Net loss per share, basic and diluted	$(2.08)	$(0.47)	$(16.45)	$(1.41)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average common shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Stock options outstanding	274,192	194,653	286,962	220,929
Warrants outstanding	689,661	689,661	688,470	689,661
Convertible notes outstanding		1,448,352		1,448,352

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

In April 2018, we terminated our development program for rocapuldencel-T, our lead product candidate, which we had been developing for the treatment of metastatic renal cell carcinoma, or mRCC, and other cancers. Additionally, in August 2018, we ceased our support for the development of our other clinical product candidate, AGS-004, which we were developing for the eradication of HIV. We have ceased our research and development activities and we have significantly reduced our workforce. Based on a review of the status of our internal programs, resources and capabilities, we are pursuing a strategic alternative that may involve an asset sale, dissolution, liquidation, wind-down or protection under bankruptcy laws. There can be no assurance that we will be able to enter into a strategic transaction on a timely basis, on terms that are favorable to us, or at all. If we decide to seek protection under the bankruptcy laws, and if we decide to wind down the company under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations to creditors, and, whether and to what extent any resources will be available for distributions to our stockholders. However, based on our current resources, we believe that it is unlikely that any resources will be available for distributions to our stockholders and that a likely outcome of our wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the company without any payment or other distribution on account of those shares.

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

We had also been developing AGS-004, also an Arcelis-based product candidate, for the treatment of HIV. We have completed Phase 1 and Phase 2 trials funded by government grants and a Phase 2b trial that was funded in full by the National Institutes of Health, or NIH, and the National Institute of Allergy and Infectious Diseases, or NIAID. More recently, we were supporting an investigator-initiated clinical trial of AGS-004 in adult HIV patients evaluating the use of AGS-004 in combination with vorinostat, a latency reversing drug, for HIV eradication. In connection with the cessation of our research and development activities, we recently ceased our support for the trial, and enrollment was suspended.

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

From June 2017 through December 31, 2017, we raised proceeds of $15.5 million through the issuance of common stock in an at-the-market offering under our original sales agreement with Cowen & Company, LLC, or Cowen. In February 2018, we amended and restated the original sales agreement with Cowen to increase the maximum aggregate offering price of the shares of our common stock which we may sell under the agreement from $30 million to up to $45 million. From December 31, 2017 through April 25, 2018, we raised an additional $7.5 million of proceeds. However, upon the delisting of our common stock from The Nasdaq Capital Market in April 2018, we ceased to sell any additional shares under the sales agreement.

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

As of September 30, 2018, we had cash and cash equivalents of $7.9 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2018, our current assets totaled $9.0 million compared with current liabilities of $9.4 million, and we had cash and cash equivalents of $7.9 million. Based upon our current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements for the three and nine months ended September 30, 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Prior to the termination of the development of rocapuldencel-T and the cessation of our research and development activities, we had devoted substantially all of our resources to our drug development efforts, including advancing our Arcelis precision immunotherapy technology platform, conducting clinical trials of our product candidates, protecting our intellectual property and providing general and administrative support for these operations. We have not generated any revenue from product sales and, to date, have funded our operations primarily through public offerings of our common stock and warrants, a venture loan, private placements of common stock, preferred stock and warrants, convertible debt financings, government contracts, government and other third party grants and license and collaboration agreements. From inception in May 1997 through September 30, 2018, we have raised a total of $526.0 million in cash, including:

•	$360.7 million from the sale of our common stock, convertible debt, warrants and preferred stock;

•	$32.9 million from the licensing of our technology;

•	$107.4 million from government contracts, grants and license and collaboration agreements; and

•	$25.0 million from the Loan Agreement with the Lenders.

We have incurred losses in each year since our inception in May 1997. Our net loss was $53.0 million and $40.6 million for the years ended December 31, 2016, and 2017, respectively and $13.6 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $386.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

In light of the termination of the development of rocapuldencel-T, cessation of our research and development activities and our cash resources, and based on a review of the status of our internal programs, resources and capabilities, we are pursuing a strategic alternative that may involve an asset sale, dissolution, liquidation, wind-down or protection under bankruptcy laws.. There can be no assurance that we will be able to enter into a strategic transaction on a timely basis, on terms that are favorable to us, or at all. If we decide to seek protection under the bankruptcy laws, and if we decided to wind down the company under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations to creditors, and, whether and to what extent any resources will be available for distributions to our stockholders. However, based on our current resources, we believe that it is unlikely that any resources will be available for distributions to our stockholders and that a likely outcome of our wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the company without any payment or other distribution on account of those shares.

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

We have recorded revenue of $38.2 million through September 30, 2018 under the NIH and NIAID contract. This contract is the only arrangement under which we have generated substantial revenue.

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

In November 2013, we entered into an agreement with Pharmstandard under which Pharmstandard purchased shares of our series E preferred stock. Under this agreement, we agreed to enter into a manufacturing rights agreement for the European market with Pharmstandard and that the manufacturing rights agreement would provide for the issuance of warrants to Pharmstandard to purchase 24,989 shares of our common stock at an exercise price of $116.40 per share. As of November 17, 2018, we had not entered into this manufacturing rights agreement or issued the warrants.

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

Cellscript. In December 2015, we entered into a development and supply agreement with Cellscript, LLC, or Cellscript. Under the agreement, Cellscript agreed to develop cGMP processes for the manufacture and production of CD40L RNA, a ribonucleic acid used in the production of our Arcelis-based products, and to manufacture and produce CD40L RNA.

In consideration for these development and production services, we agreed to pay Cellscript total fees of $4.6 million. Upon the execution of the agreement, we made an initial payment to Cellscript of $2.1 million through the issuance to Cellscript of 45,309 shares of our common stock. The balance of the fees was payable to Cellscript, at our option, in cash, common stock or a combination of cash and common stock upon the achievement of development milestones. Any shares of common stock issued pursuant to the agreement are subject to a lock-up period of 180 days from the date of issuance of such shares to Cellscript.

Under the terms of the agreement, Cellscript was to be the sole and exclusive manufacturer and supplier to us of CD40L RNA, and we had agreed upon cash payments to Cellscript for CD40L RNA produced for us during the term of the agreement. Under the agreement, Cellscript was to be our sole and exclusive supplier of enzymes and various kits comprising enzymes for transcription, capping and/or polyadenylation of RNA. We had agreed upon cash payments to Cellscript for each kit that is purchased under the agreement.

The agreement expired on June 30, 2018. As of September 30, 2018, we accrued $2.0 million of total fees for development and production services performed by Cellscript under the development and supply agreement prior to termination of the agreement.

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

Due to the recommendation of the IDMC in February 2017 to discontinue the ADAPT trial, we reassessed our manufacturing plans. In March 2017, we entered into a lease termination agreement with the landlord of our CTI facility terminating the lease as of March 17, 2017. From the $2.4 million letter of credit, the landlord drew down $0.7 million to cover unpaid construction costs in March 2017 and $1.7 million in April 2017 for lease termination damages and agreed to return $0.1 million in consideration for being able to salvage some of the construction costs. Pursuant to the lease termination agreement, we have no further obligations under the lease. During the year ended December 31, 2017, we recorded a lease termination fee of $1.6 million that is included in restructuring costs on the statement of operations. We also recorded an impairment loss on Construction-in-progress on the property of $0.9 million during the year ended December 31, 2017.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 with the Three and Nine Months Ended September 30, 2018

The following table summarizes the results of our operations for each of the three and nine month periods ended September 30, 2017 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2017	2018	Change	Change	2017	2018	Change	Change
	(in thousands)
Revenue	$53	$1,247	$1,194	*	$228	$7,234	$7,006	*
Operating expenses
Research and development	4,550	3,325	(1,226)	(26.9)%	17,585	12,794	(4,791)	(27.2)%
General and administrative	2,879	3,015	136	4.7%	9,522	8,010	(1,512)	(15.9)%
Impairment of property and equipment	—	—	—	—	27,204	—	(27,204)	(100.0)%
Restructuring costs	679	—	(679)	(100.0)%	6,032	—	(6,032)	(100.0)%

Total operating expenses	8,108	6,340	(1,769)	(21.8)%	60,343	20,804	(39,539)	(65.5)%

Loss from operations	(8,055)	(5,093)	2,962	36.8%	(60,115)	(13,569)	46,545	77.4%

Interest income	11	24	13	119.2%	50	62	12	23.1%
Interest expense	(67)	(166)	(98)	(146.5)%	(1,090)	(467)	623	57.2%
Gain on early extinguishment of debt	1,507	282	(1,225)	81.3%	1,756	282	(1,475)	84.0%
Change in fair value of warrant liability	502	—	(502)	100.0%	20,682	168	(20,514)	99.2%
Other expense	36	(48)	(85)	*	31	(66)	(98)	*

Net loss	$(6,066)	$(5,001)	$1,065	17.6%	$(38,685)	$(13,591)	$25,094	64.9%

_______________

*	Not meaningful

Revenue

To date, we have not generated revenue from the sale of any products. Substantially all of our revenue has been derived from our NIH and NIAID contract and our license agreements with Medinet and Lummy HK.

Revenue was $1.25 million for the three months ended September 30, 2018, compared with $53,000 for the three months ended September 30, 2017, an increase of $1.2 million. The increase for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 primarily resulted from the recognition of a $1.1 million milestone payment previously recorded as deferred revenue under the collaboration agreement with Lummy HK.

Revenue was $7.2 million for the nine months ended September 30, 2018, compared with $0.2 million for the nine months ended September 30, 2017, an increase of $7.0 million. The increase for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 resulted from the recognition of $5.9 million of revenue from milestone payments from Medinet that had previously been recorded as deferred revenue as a result of our decision to irrevocably forego our revocation right under our license agreement with Medinet and the recognition of a $1.1 million milestone payment previously recorded as deferred revenue under the collaboration agreement with Lummy HK.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Direct research and development expense by program:
Rocapuldencel-T	$1,175	$1,086	$5,729	$4,655
AGS-004	25	6	102	31

Total direct research and development program expense	1,200	1,092	5,831	4,686
Commercial manufacturing development expense	—	—	(373)	—
Indirect research and development expense	3,350	2,233	12,127	8,108

Total research and development expense	$4,550	$3,325	$17,585	$12,794

Three months ended September 30, 2017 and 2018.

Research and development expenses were $3.3 million for the three months ended September 30, 2018, compared with $4.6 million for the three months ended September 30, 2017, a decrease of $1.2 million, or 26.9%. The decrease in research and development expense reflects a $0.1 million decrease in direct research and development expense and a $1.1 million decrease in indirect research and development expense.

Direct research and development expense for rocapuldencel-T was $1.1 million in the three months ended September 30, 2018, compared with $1.2 million for the three months ended September 30, 2017, a decrease of $0.1 million. This decrease reflects a reduction of costs for the ADAPT trial following the termination of this trial in April 2018.

Direct research and development expense for AGS-004 was not significantly different in the three months ended September 30, 2018 compared with the three months ended September 30, 2017.

The decrease in indirect research and development expense was primarily due to the reduction in the size of our workforce engaged in research and development activities. As of September 30, 2018, we had 15 employees engaged in such activities, compared with 29 employees engaged in such activities as of September 30, 2017.

Nine Months ended September 30, 2017 and 2018.

Research and development expenses were $12.8 million for the nine months ended September 30, 2018, compared with $17.6 million for the nine months ended September 30, 2017, a decrease of $4.8 million, or 27.2%. The decrease in research and development expense reflects a $1.1 million decrease in direct research and development expense and a $4.0 million decrease in indirect research and development expense, partially offset by a credit of $0.4 million during the nine months ended September 30, 2017 related to our Saint Gobain Development Agreement.

The decrease in direct research and development expenses for rocapuldencel-T and AGS-004 resulted primarily from the following:

•	Direct research and development expense for rocapuldencel-T decreased to $4.7 million in the nine months ended September 30, 2018 from $5.7 million for the nine months ended September 30, 2017. This decrease primarily reflects a reduction of costs for the ADAPT trial following the termination of this trial in April 2018.

•	Direct research and development expense with respect to AGS-004 was not significantly different in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, we recorded a credit of $0.4 million related to amounts owed under our Saint-Gobain Development Agreement, which we recorded as a reduction of research and development expense. No commercial manufacturing development expense was recorded for the nine months ended September 30, 2018.

The decrease in indirect research and development expense was primarily due to the reduction in the size of our workforce engaged in research and development activities, as noted above.

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

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended September 30, 2018, compared with $2.9 million for the three months ended September 30, 2017, an increase of $0.1 million or 4.7%. This increase was primarily due to an increase in legal expenses.

General and administrative expenses were $8.0 million for the nine months ended September 30, 2018, compared with $9.5 million for the nine months ended September 30, 2017, a decrease of $1.5 million or 15.9%. This decrease was primarily due to a reduction in personnel costs consisting primarily of salaries and stock-based compensation.

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

Impairment Loss on Property and Equipment

We did not recognize an impairment loss on property and equipment for the three and nine months ended September 30, 2018, and the three months ended September 30, 2017. We recognized an impairment loss on property and equipment of $27.2 million for the nine months ended September 30, 2017. We review our property and equipment for impairment whenever events or changes indicate its carrying value may not be recoverable.

Impairment of Centerpoint Facility and Construction-in-Progress

We determined during the nine months ended September 30, 2017 that we no longer planned to develop our Centerpoint facility. Accordingly, we recorded an impairment loss of $18.3 million for the Construction-in-progress on the property.

Additionally, we determined during the nine months ended September 30, 2017 that we would no longer need to develop various equipment included in Construction-in-progress under our current manufacturing plans. As such, we entered into agreements and understandings with various vendors to attempt to sell or dispose this equipment at prices less than our carrying value. Accordingly, we determined that the fair value of this equipment held for sale was $0.7 million as of March 31, 2017 and recorded an impairment loss of $1.1 million as of March 31, 2017. Additionally, we recorded a $6.1 million impairment loss on other equipment included in Construction-in-progress that had to be abandoned or had no net realizable value. Finally, we recorded an impairment loss of $0.9 million on Construction-in-progress that was abandoned at the CTI facility.

Impairment of Capital Leases

In August 2016, we entered into two agreements, or the Power Generation Agreements, with an electric utility company. The Power Generation Agreements were accounted for as capital leases for financial reporting purposes. Under the lease agreements, the electric utility company agreed to design, procure, install, own and maintain electrical equipment at Centerpoint to provide required electrical loads. Property, plant and equipment included $2.4 million as of December 31, 2016 under the Power Generation Agreements in the Construction-in-progress account. As of September 30, 2017, $2.2 million of these assets were classified as Assets held for sale on our Balance Sheet. Since the capital leases are for electrical equipment held for sale on the Centerpoint property, we recorded an impairment loss of $0 and $0.1 million during the three and nine months ended September 30, 2017, respectively.

Restructuring Costs

We recognized restructuring costs of $0.6 million and $6.0 million during the three and nine months ended September 30, 2017, respectively, compared with $0 during the three and nine months ended September 30, 2018, respectively. The restructuring costs during the three and nine months ended September 30, 2017 were related to the restructuring of our operations following the recommendation by the IDMC to discontinue the ADAPT trial in February 2017.

Workforce Action Plan

On March 10, 2017, we enacted a workforce action plan designed to streamline operations and reduce our operating expenses. Under this plan, we reduced our workforce by 61 employees during the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, we recognized $0.1 million and $1.2 million in severance costs, respectively, and $0.6 and $3.2 million in stock compensation cost, respectively, from the acceleration of vesting of stock options held by the terminated employees. Through additional targeted reductions and attrition, the workforce was further reduced to 21 employees as of September 30, 2018.

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

Interest Expense

Interest expense was $0.2 million for the three months ended September 30, 2018, compared with $0.1 million for the three months ended September 30, 2017, an increase of $0.1 million or 146.5%. The increase primarily resulted from the reversal of accrued interest during the three months ended September 30, 2017 associated with the recognition of a milestone payment against the Medinet Note.

Interest expense was $0.5 million for the nine months ended September 30, 2018, compared with $1.1 million for the nine months ended September 30, 2017, a decrease of $0.6 million or 57.2%. The decrease resulted primarily from our repayment of the balance outstanding under the Loan Agreement on March 6, 2017 and the termination of the Power Generation Agreements in November 2017 that were accounted for as capital leases.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of debt of $1.5 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, compared with $0.3 million for each of the three and nine months ended September 30, 2018. On March 3, 2017, we entered into a payoff letter with the Lenders, pursuant to which we paid on March 6, 2017, a total of $23.1 million to the Lenders, representing the principal balance and accrued interest outstanding under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. In addition, we issued to the Lenders five year warrants to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $26.00 per share in consideration of the Lenders accepting the $23.1 million as repayment in full. During the three and nine months ended September 30, 2018, we recognized a gain on early extinguishment of debt of $0.3 million for forgiveness of debt on our convertible note with Invetech.

Change in Fair Value of Warrant Liability

The gain from the change in fair value of the warrant liability was $0 and $0.2 million for the three and nine months ended September 30, 2018, respectively, compared with $0.5 million and $20.7 million for the three and nine months ended September 30, 2017, respectively. These amounts represent the change in the fair value of our warrant liability for the warrants issued in August 2016. The August 2016 warrants contain provisions that could require cash settlement and are recorded as a liability at fair value on the date of issuance and as of the end of each reporting period. The fair value of the August 2016 warrants declined primarily due to a significant decline in the price of our common stock and a shorter expected life of the warrants. As of September 30, 2018, the fair value of the August 2016 warrants was $0.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, we had cash and cash equivalents of $7.9 million.

Since our inception in May 1997 through September 30, 2018, we have funded our operations principally with $360.7 million from the sale of common stock, convertible debt, warrants and preferred stock, $32.9 million from the licensing of our technology, $107.4 million from government contracts, grants and license and collaboration agreements, and $25.0 million from the Loan Agreement.

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

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound annually. For the quarterly periods ended December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018, we paid Invetech $200,000, $200,000, $150,000 and $150,000, respectively, in cash under the note. For the fiscal quarters ending December 31, 2018 through March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $0.3 million, consisting of (i) cash in the amount of $150,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $150,000 of shares of our common stock. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $150,000, payable in cash. Subject to Invetech’s conversion rights, we may prepay the note in full or in part at any time without penalty or premium.

The note also provides that on the anniversary of the issue date of the note for each of the first three years following the issue date, the outstanding principal amount of the note, if any, plus accrued and unpaid interest thereon shall automatically be deemed to be reduced by $250,000, if and only if we have paid all debt service payments due under the note on or prior to the relevant anniversary date and no event of default, fundamental transaction or change of control, each as defined in the note, has occurred on or prior to such anniversary date. As a result, on September 21, 2018, the anniversary of the issue date of the note, the outstanding principal amount of the note was automatically reduced by $250,000.

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

The maturity date for the payment of principal and interest under the note is September 30, 2020. The note bears interest at a rate of 6.0% per annum, which interest will compound quarterly. For the quarterly periods ended December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018, we paid Saint-Gobain $270,000, $270,000, $185,000 and $185,000, respectively, in cash under the note. For the fiscal quarters ending December 31, 2018 and March 31, 2019, we are required to make quarterly installment payments under the note, each in an aggregate amount of up to $220,000, consisting of (i) cash in the amount of $100,000 and (ii) if certain specified conditions are met as of the corresponding payment date, up to $120,000 of shares of our common stock. For the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, if the conditions required for the issuance of common stock are not met solely because the price of the common stock at the time is less than $4.058 per share (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction), then we are required to pay in each such quarter cash equal to 50% of the value of the common stock that would otherwise have been issued. For the fiscal quarters ending June 30, 2019 through June 30, 2020, we are required to make quarterly installment payments under the note, each in an amount of $100,000, payable in cash.

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

Under the Sales Agreement, we paid Cowen a commission of up to 3% of the gross proceeds. From December 31, 2017 through April 25, 2018, the Company sold 4,135,993 shares of common stock pursuant to the Sales Agreement, resulting in proceeds of $7.5 million, net of commissions and issuance costs. However, upon the delisting of our common stock from The Nasdaq Capital Market in April 2018, we ceased to sell any additional shares under the Sales Agreement.

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

Pharmstandard is our largest stockholder, and beneficially owned, in the aggregate, shares representing approximately 14.7% of our outstanding common stock as of November 17, 2018. In addition, two members of our board of directors are closely associated with Pharmstandard.

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

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2017	2018
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(31,513)	$(14,646)
Investing activities	(2,213)	630
Financing activities	(9,884)	6,771
Effect of exchange rate changes on cash	9	(3)

Net increase (decrease) in cash and cash equivalents	$(43,601)	$(7,248)

Operating Activities.

Net cash used in operating activities of $14.6 million during the nine months ended September 30, 2018 was primarily a result of our $13.6 million net loss and an increase in net operating assets of $5.1 million, partially offset by non-cash items of $4.1 million.

The increase in net operating assets reflects a decrease in deferred revenue of $6.0 million and a decrease in accounts payable of $0.6 million partially offset by a decrease in prepaid expenses and other receivables of $0.3 million and an increase in accrued expenses of $1.3 million.

The non-cash items primarily reflect compensation expense related to stock options of $2.0 million, depreciation and amortization expense of $1.7 million, interest accrued on long term debt of $0.5 million and issuance of common stock for a license option of $0.4 million, partially offset by a gain on the early extinguishment of debt of $0.3 million and a decrease in the fair value of the warrant liability of $0.2 million.

Net cash used in operating activities of $31.5 million during the nine months ended September 30, 2017 was primarily a result of our $38.7 million net loss and an increase in net operating assets of $5.9 million, partially offset by non-cash items of $12.9 million.

The increase in net operating assets reflects a decrease in accounts payable of $2.4 million, a decrease in accrued expenses of $2.8 million, an increase in prepaid expenses and other receivables of $0.4 million, a decrease in the manufacturing research and development obligation of $0.4 million and a decrease in deferred liabilities of $0.1 million, partially offset by an increase in the current portion of the restructuring obligation of $0.2 million.

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

Investing Activities.

Net cash provided by investing activities was $0.6 million during the nine months ended September 30, 2018, consisting of proceeds of $0.6 million from the sale of property and equipment.

Net cash used in investing activities was $2.2 million during the nine months ended September 30, 2017, consisting of $3.7 million of purchases of property and equipment, partially offset by proceeds of $1.5 million from the sale of property and equipment.

Financing Activities.

Net cash provided by financing activities was $6.8 million during the nine months ended September 30, 2018, consisting primarily of $7.5 million of proceeds from the issuance of common stock through our at-the-market offering and the sale of $0.4 million of common stock to Lummy HK, partially offset by $1.1 million of debt amortization payments.

Net cash used in financing activities was $9.9 million during the nine months ended September 30, 2017, consisting primarily of $23.6 million for repayment of the Loan Agreement, partially offset by $6.0 million of proceeds from the convertible note issued to Pharmstandard and $7.8 million of proceeds from the issuance of common stock through our at-the-market offering.

Funding Requirements

To date, we have not generated any product revenue from our development stage product candidates. We do not know when, or if, we will generate any product revenue. We do not expect to generate significant product revenue unless or until we obtain marketing approval of, and commercialize, a product candidate.

As of September 30, 2018, we had cash and cash equivalents of $7.9 million. We do not currently have sufficient cash resources to pay all of our accrued obligations in full or to continue our business operations beyond the end of 2018.

In light of the termination of the development of rocapuldencel-T, cessation of our research and development activities and our cash resources, and based on a review of the status of our internal programs, resources and capabilities, we are pursuing a strategic alternative that may involve an asset sale, dissolution, liquidation, wind-down or protection under the bankruptcy laws. There can be no assurance that we will be able to enter into a strategic transaction on a timely basis, on terms that are favorable to us, or at all. If we decide to seek protection under the bankruptcy laws, and if we decide to wind down the company under the bankruptcy laws or otherwise, it is unclear to what extent we will be able to pay our obligations to creditors, and, whether and to what extent any resources will be available for distributions to our stockholders. However, based on our current resources, we believe that it is unlikely that any resources will be available for distributions to our stockholders and that a likely outcome of our wind-down and potential bankruptcy proceeding will be the cancellation or extinguishment of all outstanding shares in the company without any payment or other distribution on account of those shares.

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

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

All of our other debt instruments and liabilities that incur interest charges do so at fixed rates. We incur interest expense at fixed rates under the promissory note payable to Medinet (3% per annum), the convertible note payable to Pharmstandard (9.5% per annum), the convertible note payable to Invetech (6% per annum) and the convertible note payable to Saint-Gobain (6% per annum).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Due to the risks and uncertainties associated with a potential bankruptcy proceeding and a wind-down of our company, we cannot assure our creditors or stockholders of any recovery, or any specific level of recovery, on their claims and interests if we determine to seek protection under the bankruptcy laws or wind down the company. Our wind-down and potential bankruptcy proceeding, and any distributions made in connection with our wind-down and bankruptcy proceeding, will be affected by a number of factors, including:

•	the timing, duration, and cost of the wind-down and potential bankruptcy process;
•	our ability to effectuate transactions, if any, in the course of our wind-down and potential bankruptcy proceeding, and the value to be realized in any such transactions;
•	our ability to obtain bankruptcy court approval with respect to motions we file in the potential bankruptcy proceeding and the impact of bankruptcy court rulings on the case in general;
•	motions and other papers filed by third parties in the bankruptcy proceeding, and the bankruptcy court’s reaction to the same; and
•	our ability to conclude the bankruptcy proceeding through a plan of liquidation or other means.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*	Retention Agreement, dated July 20, 2018, by and between the Registrant and Jeffrey D. Abbey

10.2*	Retention Agreement, dated July 20, 2018, by and between the Registrant and Richard Katz

10.3*	Retention Agreement, dated July 20, 2018, by and between the Registrant and Charles Nicolette

10.4*	Release of Claims Agreement, dated July 20, 2018, by and between the Registrant and Jeffrey D. Abbey

10.5*	Release of Claims Agreement, dated July 20, 2018, by and between the Registrant and Richard Katz

10.6*	Release of Claims Agreement, dated July 20, 2018, by and between the Registrant and Charles Nicolette

10.7*	Consulting Agreement, dated August 29, 2018, by and between the Registrant and Jeffrey D. Abbey

10.8*	Consulting Agreement, dated August 29, 2018, by and between the Registrant and Richard Katz

10.9*	Consulting Agreement, dated August 29, 2018, by and between the Registrant and Charles Nicolette

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by the Registrant’s principal executive officer and principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGOS THERAPEUTICS, INC.

By:	/s/ Jeffrey D. Abbey
Name: Jeffrey D. Abbey
Title: President and Chief Executive Officer

Date: November 19, 2018

